Form 10-K
period 2010-12-31
RigNet, Inc.
filed 2011-03-30
CIK 1162112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-35003

RigNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0677208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1880 S. Dairy Ashford, Suite 300 Houston, Texas (Address of principal executive offices)	77077-4760 (Zip Code)

Registrant’s telephone number, including area code: (281) 674-0100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2010, the registrant’s common stock was not publicly traded. Based on the closing sale price on the NASDAQ Global Market on December 31, 2010, the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $200.9 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant.

At March 24, 2011, there were outstanding 15,396,034 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2010 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1.	Business

Overview

We are a leading network infrastructure provider serving the remote communications needs of the oil and gas industry. Through a controlled and managed IP/MPLS (Internet Protocol/Multiprotocol Label Switching) global network, we deliver voice, data, video and other value-added services, under a multi-tenant revenue model. Our customers use our secure communications and private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications with their remote operations, including offshore and land-based drilling rigs, offshore production facilities, energy support vessels and support offices. To ensure the maximum reliability demanded by our customers, we deliver our services through our IP/MPLS global network, tuned and optimized for remote communications with satellite endpoints, that serves oil and gas customers in North America and internationally. As of December 31, 2010, we were the primary provider of remote communications and value added services to approximately 400 customers in over 900 locations in approximately 30 countries on six continents. For the twelve months ended December 31, 2010, our revenue generated from countries outside of the U.S. represented over 70% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed oil and gas companies to make decisions based on reliable and secure real-time information carried by our network from anywhere in the world to their home offices. We deliver turnkey solutions and value-added services that simplify the management of multiple communications services, allowing our customers to focus their attention on their core oil and gas drilling and production operations. Our customer solutions enable broadband data, voice and video communications with quality, reliability, security and scalability that is superior to conventional switched transport networks. Key aspects of our services include:

•	managed services solutions offered at a per rig, per day subscription rate primarily through customer agreements with terms that typically range from one month to three years, with some customer agreement terms as long as five years;

•	enhanced end-to-end IP/MPLS global network to ensure significantly greater network reliability, faster trouble shooting and service restoration time and quality of service for various forms of data traffic;

•	enhanced end-to-end IP/MPLS network allows new components to be plugged into our network and be immediately available for use (plug-and-play);

•	a network designed to accommodate multiple customer groups resident at a site, including rig owners, drillers, operators, service companies and pay-per-use individuals;

•	value-added services, such as Wi-Fi hotspots, Internet kiosks and video conferencing, benefiting the multiple customer groups resident at a site;

•	proactive network monitoring and management through a network operations center that actively manages network reliability at all times and serves as an in-bound call center for trouble shooting, 24 hours per day, 365 days per year;

•	engineering and design services to determine the appropriate product and service solution for each customer;

•	installation of on-site equipment designed to perform in extreme and harsh environments with minimal maintenance; and

•	maintenance and support through locally-deployed engineering and service support teams and warehoused spare equipment inventories.

We believe our solutions help our customers increase their revenue and better manage their costs and resource allocations through the delivery, use and management of real-time information. We believe our commitment to our customers and the embedded nature of our solutions strengthens and extends our customer relationships.

We have lower capital expenditures than other remote communications providers because we do not own or operate any satellites, develop or manufacture communications or networking equipment, own terrestrial wireless facilities and landlines, or, as a general rule, own or operate teleport facilities. In order to provide our services, we procure bandwidth from independent fixed satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. We own the network infrastructure and communications equipment we install on customer sites as well as co-located equipment in third party teleport facilities and data centers, all of which we procure through various equipment providers. By owning the onsite network infrastructure and communications equipment, we are better able to ensure the high quality of our products and services and agnostically select the optimal equipment suite for each customer. Our network and communications services are designed to accommodate all customers on offshore rigs including rig owners, drillers, operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and other visitors. Our communications services are initially offered to rig owners and drillers, and the initial investment is leveraged through up-selling communications services to other parties present on the rigs, such as operators, service companies and pay-per-use individuals, as well as through cross selling value-added services.

For convenience in this Annual Report on Form 10-K, “RigNet”, the “Company”, “we”, “us”, and “our” refer to RigNet, Inc. and its subsidiaries taken as a whole, unless otherwise noted.

Our Industry

The remote telecommunications industry is highly competitive with a wide variety of companies and new entrants from adjacent vertical markets. Within the remote telecommunications industry, we serve oil and gas companies that operate their remote locations through global “always-connected” networks driving demand for communications services and managed services solutions that can operate reliably in increasingly remote areas under harsh environmental conditions.

The oil and gas industry depends on maximum reliability, quality and continuity of products and service. Oil and gas companies with geographically dispersed operations are particularly motivated to use secure and highly reliable communications networks due to several factors:

•	oil and gas companies rely on secure real-time data collection and transfer methods for the safe and efficient coordination of remote operations;

•	technological advances in drilling techniques, driven by declining production from existing oil and gas fields and strong hydrocarbon demand, have enabled increased exploitation of offshore deepwater reserves and development of unconventional reserves (e.g. shales and tight sands) and require real time data access to optimize performance; and

•	transmission of increased data volumes and real-time data management and access to key decision makers enable customers to maximize operational results, safety and financial performance.

While we experience competition in the markets, we believe that our established relationships with customers and proven performance serve as significant barriers to entry.

Our Strategy

To serve our customers and grow our business, we intend to pursue aggressively the following strategies:

•	expand our share of growing onshore and offshore drilling rig markets;

•	increase secondary customer penetration;

•	develop and market additional value-added products and services; and

•	extend our market presence into complementary remote communications segments through organic growth strategic acquisitions.

Expand our share of growing onshore and offshore drilling rig markets:  We intend to expand our drilling rig market share by increasing our penetration of the market for newly built rigs, capturing fleet opportunities made available as a result of drilling rig industry consolidation, improving penetration in underserved and new geographic markets and capturing opportunities for reactivated stacked rigs (rig stacking refers to when a rig is expected to be taken out of service for a protracted period of time). For example, two of our largest customers have recently announced acquisitions of rigs that are currently served by competitors. Although there is no contractual obligation on our customers to transition these rigs to us, we believe we are strongly positioned to compete for these new rigs. Because of our established relationships with our customers, reliable and robust service offering and best in class customer service, we believe that we are well positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share.

Fixed and Floating Rigs Scheduled for Delivery

Source: ODS-Petrodata RigBase Current Activity data as of February 21, 2011.

We intend to continue to expand our penetration of the North American and international onshore drilling rig market. Global onshore drilling rig count is expected to increase by a consolidated annual growth rate (CAGR) of 2.1% between 2011 and 2016 according to data derived from the Spears & Associates Outlook. We believe we are well-positioned to increase our penetration in this segment because of our experience in the U.S. onshore drilling rig market, our in-depth understanding of the needs of customers, high quality of service and global data network infrastructure.

Global Average Active Onshore Rigs

Source: Spears & Associates Outlook.

Increase secondary customer penetration:  We intend to continue to leverage our initial investment with rig owners and leverage our incumbent position with other users on the rigs. We will seek to increase revenue with low incremental costs through up-selling our services to other parties on the rigs, production platforms and energy support vessels, including drillers, operators, services companies and pay-per-use individuals, and through cross-selling low incremental cost value-added services.

Develop and market additional value-added products and services:  We intend to continue to serve our individual customers’ needs by commercializing additional products and services to complement our wide array of available remote communications services. We expect that over the next several years our customer base will require a variety of new services such as real-time functionality, videoconferencing, software acceleration technology, Wi-Fi hotspots and media, and we will seek to position ourselves to capture new business opportunities. Through our engineering expertise, sales force and operational capabilities, we will continue to position ourselves to offer our customers a full range of remote communications services at different levels within customer organizations.

Extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions:  Our market presence and proven quality service offer significant organic growth opportunities in targeted adjacent upstream energy segments where we are well positioned to deliver remote communications solutions. Targeted segments include upstream energy vessels (including seismic and offshore support and supply vessels), offshore fixed and floating production facilities and international onshore drilling rigs and production facilities. We estimate the current potential market size of these adjacent upstream energy segments for our remote communications solutions to be in excess of $600 million by 2012. In addition, we will continue to look for and review opportunities in other remote communications segments that offer significant opportunities for growth and where we are well positioned to take advantage of these opportunities.

We are also focused on expanding our competitive market position through strategic acquisitions. As we continue to focus on expanding the target markets for our products, services and solutions, we plan to selectively acquire companies or technologies that would be complementary to our existing business. Strategic acquisition opportunities may be pursued to enhance our operations and further our strategic objectives. We have no agreements or commitments with respect to any acquisitions at this time.

Competitive Strengths

As a leading communications network infrastructure provider within the oil and gas industry, our competitive strengths include:

•	mission-critical services delivered by a trusted provider with global operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS global platform;

•	scalable systems using standardized equipment that leverages our global infrastructure;

•	flexible, provider-neutral technology platform; and

•	long-term relationships with leading companies in the oil and gas industry.

Mission-critical services delivered by a trusted provider with global operations:  Our focus on the oil and gas industry provides us with an in-depth understanding of our customers that enables us to tailor our services to their needs. Our quality of service, and the downtime associated with switching to another service provider once our infrastructure is installed on a rig, production platform or energy support vessel due to network service interruptions that may occur during the switching process, provide us with a high rate of customer retention. Our global presence allows us to serve our clients around the world. As of December 31, 2010, we were operating in approximately 30 countries on six continents. Our global terrestrial network also allows us to provide quality of service controls for various forms of data traffic. Our ability to offer our customers such global coverage sets us apart from regional competitors at a time when our customers are expanding the geographic reach of their own businesses, exploring for oil and gas reserves in more remote locations and seeking partners that can match the breadth of their global operations.

High-quality customer support with full-time monitoring and regional service centers:  Our IP/MPLS global network allows us to provide high quality customer care by enabling us to monitor the network from end-to-end so that we can easily and rapidly identify and solve any network problems that our customers may experience. As of December 31, 2010, we had 25 service operations centers and warehouses to support global deployment and service. A Global Network Operations Center located in Houston, Texas is staffed 24 hours per day, 365 days per year. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity. As of December 31, 2010, our U.S. land segment, which is one of our three reportable segments discussed below, was supported through a network of 11 field service centers and equipment depots, located in major oil and gas regions in the continental United States. Our onshore footprint allows us to respond with high quality same-day service for the shorter drilling cycles inherent in onshore drilling where rapid installation, decommissioning and repair services are required. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service centers.

Operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS platform:  Our scalable, standardized communications platform provides us with plug-and-play capabilities to easily expand or improve service offerings. Our IP/MPLS global platform allows us the ability to add additional services to our standard offerings or change our service offerings on a rig, production platform or energy support vessel with little incremental cost once installed onsite. We can offer these services to all users of the rig, production platform or energy support vessel, including drillers, operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and others. We expect this operating leverage to help drive an expansion in our Adjusted EBITDA, which is defined in “Item 6. Selected Financial Data” of this Annual Report on Form 10-K. We expect the demand for our products and services to continue to increase as oil and gas producers continue to invest in the infrastructure needed to commercially produce deepwater reserves. Our IP/MPLS global platform gives us an important advantage by offering greater reliability, scalability, flexibility and security than conventional switched transports and accounts for what we believe to be a disproportionate market share of installations on newly manufactured offshore drilling rigs.

Scalable systems using standardized equipment that leverages our global infrastructure:  We have built our global satellite and terrestrial network with a significant amount of excess capacity to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to rigs located anywhere in the world. We install standardized equipment on each rig, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install on each rig are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2010, we leased capacity from 22 satellites, 18 teleports and co-located in 19 datacenters worldwide. By leasing rather than owning our network enablers and owning the on-site equipment on each rig, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment on each rig tailored to its locale and environmental conditions. The standardized nature of our equipment minimizes execution risk, lowers maintenance costs and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back end flexibility.

Flexible, provider-neutral technology platform:  Because we procure communications connections and networks and equipment from third parties we are able to customize the best solution for our customers’ needs and reduce our required fixed capital investments. We aim to preserve the flexibility to select particular service providers and equipment so that we may access multiple providers and avoid downtime if our initial provider were to experience any problems. By procuring bandwidth from a variety of communications providers instead of owning our own satellites, we are able to minimize capital investment requirements and can expand our geographic coverage in response to customers’ needs with much greater flexibility. Our product and service portfolio offers best-in-class technology platforms using the optimal suite communications and networking capabilities for customers.

Long-term relationships with leading companies in the oil and gas industry:  We have established relationships with some of the largest companies in the oil and gas industry in the world. Some of our key customers are the leading contract drillers around the globe, with combined offshore fleets of hundreds of rigs. In many cases, these customers are investment grade rated companies with high standards of service that favor providers such as RigNet.

Operations

Our business operations are divided into three reportable segments: eastern hemisphere, western hemisphere and U.S. land. For financial information about our reportable segments, see Note 14 — Segment Information in our consolidated financial statements included in this Annual Report on Form 10-K.

Eastern Hemisphere

Our eastern hemisphere segment services are performed out of our Norway, Qatar, United Kingdom and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the U.K., Norway and West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea. As of December 31, 2010, this segment was serving approximately 141 jack up, semi-submersible and drillship rigs which we approximate to be a 27.8% market share of such rigs based on an ODS-Petrodata RigBase Current Activity data as of December 1, 2010. As of December 31, 2010, this segment also was serving approximately 120 other sites, which include production facilities, energy support vessels, land rigs, and related remote support offices and supply bases.

Western Hemisphere

Our western hemisphere segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily off the coasts of the

United States, Mexico and Brazil, and within the Gulf of Mexico, but excluding land rigs and other land-based sites in North America. As of December 31, 2010, this segment was serving approximately 85 jack up, semi-submersible and drillship rigs which we approximate to be a 37.0% market share of such rigs based on an ODS-Petrodata RigBase Current Activity data as of December 1, 2010. As of December 31, 2010, this segment also was serving approximately 155 other sites, which include production facilities, energy support vessels and related remote support offices and supply bases.

U.S. Land

Our U.S. land segment provides remote communications services for drilling rigs and production facilities located onshore in North America. Our U.S. land segment services are performed out of our Louisiana based office for customers and rig sites located in the continental United States. As of December 31, 2010, this segment was serving approximately 334 onshore drilling rigs and 86 other remote sites. We approximate a 20.0% market share for onshore drilling rigs based on Baker Hughes North America Rotary Rig Count report for December 30, 2010. Our product suite consists of voice, data and Internet access services along with rig location communications such as wired and wireless intercoms and two-way radios. This segment leverages the same network infrastructure and network operations center used in our western hemisphere segment. We provide installation and service support from 11 service centers and equipment depots located in key oil and gas producing areas around the continental United States.

Service Offerings

We offer a comprehensive communications package of voice, video, networking and real time data management to offshore and land-based remote locations. We are a single source solutions provider that links multiple offshore or remote site rigs and production facilities with real-time onshore decision centers and applications.

The main services we offer are high quality voice-over-Internet-protocol, or VoIP, data and high-speed Internet access. In addition, we increasingly provide other value-added services, such as video conferencing solutions, TurboNet solutions, real-time data management solutions, Wi-Fi hotspots and Internet kiosks, Secure Oil Information Link (SOIL), wireless intercoms and handheld radios. The price of value added services is included in the day rate and becomes incorporated into the recurring revenue from our customers.

Video Conferencing Solutions

The oil and gas industry increasingly uses video conferencing to save significant amounts of time and reduce costs. As an alternative to excessive travel and traditional meetings, video conferencing improves collaboration and expedites decision making. We provide a complete, high-performance video conferencing solution scalable for a wide range of uses. Video conferencing service is delivered over our SOIL network and is branded as SOIL Meeting.

In addition, in 2009, we began offering high-resolution hand held wireless cameras through our Remote View service that allows experts in offices to troubleshoot equipment offshore, which can save customers time and money, with recent successful deployments in the Gulf of Mexico and North Sea. This service is also delivered over our SOIL network.

TurboNet Solutions

Our customers are increasingly pushing software application use to the edge of their networks (remote sites such as drilling rigs, production facilities and vessels). While VSAT networks are reliable, many software applications are not designed to perform optimally over highly latent satellite links. Working with Riverbed Technology, Inc., or Riverbed, we deploy infrastructure appliances to improve the performance of client-server interactions over wide area networks, or WANs, without breaking the semantics of the protocols, file systems or applications. Whether our customers are copying a file from a distant file server, getting mail from a remote exchange server, backing up remote file servers to a main datacenter or sending very large files to colleagues at headquarters, slow WANs cost time and money. The costs are borne in redundant infrastructure, over-provisioned bandwidth, and lost productivity.

Working with Riverbed’s appliances, RigNet’s TurboNet solution can improve the performance, or throughput, of client-server interactions over WANs by up to 100 times, giving the illusion that the server is local rather than remote. That degree of improvement enables our customers to centralize currently distributed resources like storage, mail servers and file servers and deliver new WAN-based IT services that have not been possible before. Not only do the software applications perform more as they would in offices, but our customers may optimize the use of expensive satellite bandwidth.

Real-Time Data Management Solutions

We offer real-time data management solutions in concert with two partners: Petrolink International, or Petrolink, and Kongsberg Intellifield AS, or Kongsberg. Petrolink is an independent data distribution company that enables secure transmission and distribution of geotechnical and associated petrophysical data generated in remote locations and transmits this data to customer offices for visualization, interpretation and accelerated decision making.

We also provide real-time services based on the SiteCom® system developed by Kongsberg. SiteCom® enables users to gather, distribute and manage rig data from all service providers and global sources in real-time, enabling users to make faster and better decisions that translate into major cost savings for drilling operations. The system manages drilling instrumentation, mud logging, measurement while drilling, or MWD, logging while drilling, or LWD, wireline logging, cementing, weather, positioning and many other applications. SiteCom® works for both small land rigs with a small number of sensors, or large land and offshore operations with hundreds of sensor readings per second. Multiple systems can therefore be monitored, configured and administered from any location by authorized personnel through a standard web browser interface.

We are a remote communications partner for Petrolink and Kongsberg, providing access to our network infrastructure at remote sites and otherwise ensuring a quality connection between the remote site and the visualization application in the office. We bill the end customer for the real-time service and share the revenue for this service with Kongsberg and Petrolink. These strategic partnerships offer quality services for our customers.

Wi-Fi Hotspot and Internet Kiosk

We offer Wi-Fi hotspot and Internet kiosk solutions that facilitate access to the Internet by rig-based personnel. This is advantageous for rig owners who seek to improve the quality of life for employees by providing Internet access in the living quarters, and for service companies that seek office-like connectivity for their technicians and engineers. The Wi-Fi hotspot and Internet kiosk solutions provide ready access with a familiar user interface without requiring specialized equipment to connect to the service.

SOIL (Secure Oil Information Link)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary network enabling oil companies and their counterparties, such as rig owners, service companies and other suppliers, to connect and collaborate on a secure basis. We acquired SOIL in 2006 through the acquisition of 100% of OilCamp, a Norwegian-based operator that began operating the network in 1998.

As of December 31, 2010, SOIL’s value-added services were being provided to more than 180 oil and gas companies and oil and gas industry suppliers throughout the North Sea region. These customers were using our SOIL services to collaborate with partners and suppliers or for internal company communications. We intend to extend the SOIL network to our other geographic areas of focus and have begun to add new SOIL customers in the United States Gulf Coast region.

Our SOIL network is a fully managed, high-performance, members-only communications network hub that enables collaborative partners, suppliers and customers to transfer and share data quickly, reliably and securely. We believe that this one-to-many private extranet is a cost effective and easy-to-deploy alternative to building out point-to-point VPN (virtual private network) connections. The network members do not have to extend the extranet to other partners or suppliers individually. With one link to SOIL, clients are connected to all other members.

With a service level uptime commitment of 99.7%, our SOIL network supports a wide range of bandwidths from 64 Kbps to 1 Gbps, offering speed and reliability ideal for a variety of applications used in the oil and gas industry as well as value-added services we provide such as SOIL Meeting (video conferencing), SOIL Hosting (application hosting), and SOIL Drop Zone (large file storage). SOIL offers clients quality of service and a guaranteed bandwidth that may be increased or decreased according to requirements.

We charge a monthly fee for access to our SOIL network depending on the desired access speed. In addition, we charge for installation of the required equipment and value-added services.

Customer Contracts

In order to streamline the addition of new projects and solidify our position in the market, we have signed global Master Services Agreements, or MSAs, with all significant customers that define the contractual relationship with oil and gas producers, service companies and drilling companies for our offshore and land-based telecommunications services. The specific services being provided are defined under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig.

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. For the year ended December 31, 2010, our ten largest customers were the following companies or their affiliates:

•	Aker Drilling ASA;

•	Brunei Shell Petroleum Sdn Bhd;

•	Ensco plc;

•	Gulf Drilling International Ltd.;

•	Hercules Offshore, Inc.;

•	Noble Corporation;

•	Rowan Companies, Inc.;

•	Seadrill Limited;

•	Statoil ASA; and

•	Total SA.

These top ten customers represented approximately 36.6% of our total revenue for the year ended December 31, 2010, while one of these customers, Noble Corporation, accounted for approximately 10.6% of our total revenue.

Suppliers

Although we have preferred suppliers of telecommunications and networking equipment, the technology utilized in our solutions is available from more than one supplier. The standardized equipment may be deployed across any site or rig in any geographic area.

In addition, we do not rely on one satellite provider for our entire satellite bandwidth needs except for certain instances in which only one satellite bandwidth provider is available in an operating location, which is typically due to licensing restrictions. This approach generally allows us flexibility to use the satellite provider that offers the best service for specific areas and to change providers if one provider experiences any problems.

Competition

The remote telecommunications industry is highly competitive. We expect competition in the markets that we serve to persist, intensify and change, consistent with recent industry consolidation. We face varying degrees of competition from a wide variety of companies, including new entrants from adjacent vertical markets, since successful service and system development is not necessarily dependent on substantial financial resources.

Our primary global competitors include Harris Corporation and the Broadband Division of Inmarsat plc’s subsidiary Stratos Global Corporation. Most recently, our industry sector has experienced consolidation with Harris Corporation’s acquisitions of CapRock Communications, Inc. and Schlumberger Ltd’s Global Connectivity Services division. In addition, Orange Business Services and AT&T have recently entered into the market and we also face a number of regional competitors in each local market. Onshore, we also face competition from: drilling instrumentation providers; living quarters companies; and other pure-play providers like us.

Our customers generally choose their provider(s) based on the quality and reliability of the service and the ability to restore service quickly when there is an outage. Pricing and breadth of service offerings is also a factor. The oil and gas industry depends on maximum reliability, quality and continuity of products and service. Established relationships with customers and proven performance serve as significant barriers to entry.

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services we provide. In the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (FCC). We are subject to export control laws and regulations, trade and economic sanction laws and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of our business are also subject to state and local regulation. We typically have to register to provide our telecommunications services in each country in which we do business. The laws and regulations governing these services are often complex and subject to change. At times, the rigs or vessels on which our equipment is located and to which our services are provided will need to operate in a new location on short notice and we must quickly register to provide our services in such country. Failure to comply with any of the laws and regulations to which we are subject may result in various sanctions, including fines, loss of authorizations and denial of applications for new authorizations or for renewal of existing authorizations. We are also subject to the Foreign Corrupt Practices Act, which prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Employees

As of December 31, 2010, we had approximately 204 full time employees consisting of 23 employees in sales and marketing, 35 employees in finance and administration, 136 employees in operations and technical support and 10 employees in management, general and administrative. We believe our employee relations are good.

Geographic Information

See Note 14 — Segment Information, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding geographic areas we serve.

Other Information

Corporate Structure and History

We were incorporated in Delaware on July 6, 2004. Our predecessor began operations in 2000 as RigNet Inc., a Texas corporation. In July 2004, our predecessor merged into us. The communications services we provide to the offshore drilling and production industry were established in 2001 by our predecessor, who established initial operations in the Asia Pacific region. Since we acquired our predecessor in 2004, we have evolved into one of the leading global providers of remote communications services in the offshore drilling and production industry. In 2006, we expanded our services to land-based, coastal and some shallow water drilling rigs through the acquisition of a controlling interest in LandTel, a leading provider of remote communications to the United States onshore drilling industry. We acquired 75.0% of LandTel in September 2006. We acquired the remaining 25.0% of LandTel between December 2008 and December 2010.

Principal Executive Offices

Our principal executive offices are located at 1880 Dairy Ashford, Suite 300, Houston, Texas 77077. Our main telephone number is (281) 674-0100.

Company Website

The Company’s internet website is www.rig.net. The Company makes available free of charge on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	potential impact of the recent rig explosion in the Gulf of Mexico and resulting oil spill;

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execute our business strategy;

•	our strategy;

•	our financial performance; and

•	the costs associated with being a public company.

These forward-looking statements may be found in Item 1. “Business;” Item 1A. “Risk Factors;” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report on Form 10-K. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “would,” “may,” “expect,” “plan,” “project,” “intend,”

“anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology that convey uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Annual Report on Form 10-K, are forward-looking statements.

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

About Third-Party Information

In this report, the Company relies on and refers to information regarding industry data obtained from market research, publicly available information, industry publications, and other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and have not independently verified it.

Item 1A.	Risk Factors

Our business has many risks. Factors that could materially affect our business, financial position, operating results or liquidity and the trading price of our units are described below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission, or the SEC.

We rely on customers from the oil and gas drilling industry for a significant portion of our revenue. New regulations, increases to the cost of drilling, delays in drilling permits or other changes in the industry could have adverse consequences on our future business.

Government regulations could impact the timing, cost and global demand for our remote communication services within the drilling industry. Revenues generated from drilling activities in the Gulf of Mexico for the years ended December 31, 2010 and 2009 were 9.6% and 6.8%, respectively. The recent oil spill from the Macondo well in the Gulf of Mexico is causing the United States government to impose additional requirements with respect to development and production activities in the Gulf of Mexico and delay the approval of applications to drill in both deepwater and shallow water areas. We do not yet know the extent to which the Macondo well oil spill and other similar spills that may occur may cause the United States or other countries to restrict or further regulate drilling, exploration and production activities. Any new regulatory requirements relating to drilling, exploration and production activities may increase the cost of these activities and reduce drilling, which would reduce the need for our services. The Macondo well oil spill may have a negative impact on demand, pricing and profitability of our operations and may have increased certain of the risks we face including:

•	regulations may increase the cost of drilling and reduce drilling activity;

•	rigs may be cold stacked due to prolonged delays, moratoria or suspensions of drilling;

•	offshore drilling could be restricted reducing the demand for our services;

•	rigs may be redeployed to other locations around the globe where we may not have resources or service capacity;

•	service providers, such as us, may be required to incur costs to comply with new safety and insurance requirements;

•	consolidation may occur within the drilling industry causing us to lose customers; and

•	our contracts may be cancelled or not renewed.

If the United States or other countries where we operate enact stricter restrictions on drilling, exploration and production activities or if any of the other risks described above occur, our business, financial condition and results of operations could be materially harmed.

Any loss of a rig on which our equipment is located will likely lead to a complete loss of our equipment on that rig and a loss of the revenue related to that rig.

At the commencement of a new service contract for a rig, we generally install approximately $100,000 to $400,000 worth of equipment on each offshore drilling rig. If a rig were to sink or incur substantial damage for any reason, we would most likely lose all of our equipment. We do not insure for such losses as we believe the cost of such insurance outweighs the risk of potential loss. In addition to the loss of the equipment, we would likely lose the revenue related to that rig under the terms of most of our existing contracts. Also, we may be committed to paying the costs to secure satellite bandwidth for that rig under agreements with third party satellite communication providers even after the rig is no longer in service. For example, on May 13, 2010, Petro Marine’s Aban Pearl semi-submersible drilling rig sank offshore Venezuela causing a $0.3 million loss of our equipment and a $2.9 million loss of future revenue to us through 2013 assuming completion of our contract with Petro Marine. In the case of the Aban Pearl, we were able to cancel the satellite bandwidth contract associated with this rig limiting our cost exposure, however, this may not always be viable in the future. Losses of rigs can occur as a result of catastrophic events such as hurricanes, fire or sinking. Recent industry events include two reported drilling rig losses, including the Transocean Horizon, which was not being serviced by us, and the Aban Pearl. Such catastrophic events can occur without notice, but have historically been infrequent.

Many of our contracts with customers may be terminated by our customers on short notice without penalty, which could harm our business, financial condition and results of operations.

Customers may switch service providers without incurring significant expense relative to the annual cost of the service, and our agreements generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, many of our customer agreements may be terminated by our customers for no reason and upon short notice. Terms of customer agreements typically vary with a range of one month to three years, with some customer agreement terms as long as five years, and work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the customer agreements. If we are not able to retain our customers, we would not receive expected revenues and may continue to incur costs, such as costs to secure satellite bandwidth for such customers under agreements with third party satellite communication services providers which may not be as easily or as quickly terminated without penalty, resulting in harm to our business, financial condition and results of operations. The loss of a drilling contractor customer site can limit or eliminate our ability to provide services to other customers on the affected drilling rigs.

A significant portion of our revenue is derived from two customers and the loss of either of these customers would materially harm our business, financial condition and results of operations.

We receive a significant part of our revenue from a relatively small number of large customers. For the year ended December 31, 2010, Noble Corporation and Ensco plc represented approximately 10.6% and 6.5%, respectively, of our consolidated revenue. Similarly, for the year ended December 31, 2009, these two significant customers, Noble Corporation and Ensco plc, represented approximately 10.9% and 7.3%, respectively, of our consolidated revenue. If either of these two customers terminates or significantly reduces its business with us, our business, financial condition and results of operations would be materially harmed.

Our industry is highly competitive and if we do not compete successfully, our business, financial condition and results of operations will be harmed.

The telecommunications industry is generally highly competitive, and we expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our competitors include Harris Corporation and the Stratos Broadband Division of Inmarsat plc, as well as many regional competitors. Some of our competitors have longer operating histories, substantially greater financial and other resources for developing new solutions as well as for recruiting and retaining qualified personnel. Their greater financial resources may also make them better able to withstand downturns in the market, expand into new areas more aggressively or operate in developing markets without immediate financial returns. In addition, in certain markets outside of the United States, we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations, and due to their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

Furthermore, competition may emerge from companies that we have previously not perceived as competitors or consolidation of our industry may cause existing competitors to become bigger and stronger with more resources, market awareness and market share. As we expand into new markets and geographic regions we may experience increased competition from some of our competitors that have prior experience or other business in these markets or geographic regions. In addition, some of our customers may decide to insource some of the communications services and managed services solutions that we provide, in particular our terrestrial communication services (e.g., terrestrial line-of-sight transport, microwave, Worldwide Interoperability for Microwave Access, or WiMax), which do not require the same level of maintenance and support as our other services. Our success will depend on our ability to adapt to these competitive forces, to adapt to technological advances, to develop more advanced products more rapidly and less expensively than our competitors, to continue to develop an international sales network, and to educate potential customers about the benefits of using our solutions rather than our competitors’ products and services or in sourced solutions. Our failure to successfully respond to these competitive challenges could harm our business, financial condition and results of operations.

We rely on third parties to provide products and services for the operation of our business. Failures by third party providers could harm our business and reputation and result in loss of customers and revenue.

A significant part of our operations and growth depends on third party providers delivering reliable communications connections, networks, equipment, and satellite transponder capacity, subjecting our business, reputation and customer revenue to risks beyond our control, such as:

•	telecommunications failures;

•	saturation of communication connection points, networks and third-party facilities

•	in-orbit risks for satellites including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris;

•	satellite manufacturing or control system errors ;

•	lack of communication service alternatives;

•	providing access to faulty equipment;

•	human error;

•	natural disasters;

•	unexpected equipment failure;

•	power loss;

•	unauthorized access or security risks; and

•	sabotage or other intentional acts of vandalism.

Even if we take precautions, the occurrence of any of these risks or other unanticipated problems arising from third party services could result in interruption in the services we provide to customers. Any of these occurrences could harm our business, financial condition and results of operations.

Any failure on our part to perform under our customer service contracts due to the failures of our third party providers could result in: (i) loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of customer contracts; (iii) incurrence of additional expenses to reposition customer antennas to alternative satellites or otherwise find alternate service (iv) inclusion in third party claims; and (v) damage to our reputation, which could negatively affect our ability to retain existing customers or to gain new business. Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties, which could harm our business, financial condition and results of operations.

Our networks and those of our third-party service providers may be vulnerable to security risks and any unauthorized access to our clients’ data or systems could harm our business, financial condition and results of operations.

We expect the secure transmission of confidential information over public networks to continue to be a critical element of our operations. Our networks and those of our third-party service providers and our customers may be vulnerable to unauthorized access, computer viruses and other security problems. Persons who circumvent security measures could wrongfully obtain or use information on the network or cause interruptions, delays or malfunctions in our operations, any of which could harm our business, financial condition and results of operations. We may be required to expend significant resources to protect against the threat of security breaches or to alleviate problems, including reputational harm and litigation, caused by any breaches. In addition, our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry standard security measures, these measures may prove to be inadequate and result in system failures and delays that could lower system availability and have a material adverse effect on our business, financial condition and results of operations.

We compete for satellite capacity for our services and any capacity constraints could harm our business, financial condition and results of operations.

We compete for satellite capacity with a number of commercial entities, such as broadcasting companies, and governmental entities, such as the military. In certain markets, the availability and pricing of capacity could be subject to competitive pressure, such as during renewals, and there is no guarantee that we will be able to secure the capacity needed to conduct our operations at current rates or levels going forward. This could harm our business, financial condition and results of operations. In certain markets, the availability of bandwidth may be restricted by the local government when needed to support its military, and in the event of such an action, there is no guarantee that we will be able to secure the capacity needed to conduct our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on a limited number of suppliers to provide key portions of our equipment and the loss of any of these key suppliers could materially harm our ability to service our clients and could result in loss of customers and harm our reputation, business, financial condition and results of operations revenue.

We currently rely upon and expect to continue to rely upon a limited number of third-party suppliers to supply the equipment required to provide our services, such as the equipment we install on offshore drilling rigs in order to provide remote communication services. Although this equipment is commercially available from more than one supplier, there are a limited number of suppliers of such equipment and price and quality vary among suppliers. If the suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers, the availability and pricing of the equipment that we purchase could be materially adversely affected. In addition, we like to use a small group of suppliers and standardized equipment as much as possible so that we are installing generally the same equipment and we can maintain smaller quantities of replacement parts and equipment in our warehouses. If we have to change suppliers for any reason, we will incur additional costs due to the lack of uniformity and need to warehouse a broader array of replacement parts and equipment.

If we fail to upgrade our information technology systems effectively, we may not be able to accurately report our financial results or prevent fraud.

As part of our efforts to continue improving our internal control over financial reporting, we plan to continue to upgrade our existing financial information technology systems in order to automate controls that are currently being performed manually. We may experience difficulties in transitioning to these upgraded systems, including loss of data and decreases in productivity, as personnel become familiar with these new systems. In addition, our management information systems will require modification and refinement as we grow and as our business needs change, which could prolong any difficulties we experience with systems transitions, and we may not always employ the most effective systems for our purposes. We must also integrate these systems with our international operations so that the data produced may be utilized around the world. If we experience difficulties in implementing new or upgraded information systems or experience significant system failures, or if we are unable to successfully modify our management information systems or respond to changes in our business needs, we may not be able to effectively manage our business and we may fail to meet our reporting obligations. In addition, as a result of the automation of these manual processes, the data produced may cause us to question the accuracy of previously reported financial results.

We are subject to the volatility of the global oil and gas industry and our business is likely to fluctuate with the level of global activity for oil and natural gas exploration, development and production.

Our business depends on the oil and natural gas industry and particularly on the level of activity for oil and natural gas exploration, development and production. Demand for our remote communication services and collaborative applications depends on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the regions in which we operate or may operate. Our business will suffer if these expenditures decline. Our customers’ willingness to explore, develop and produce oil and natural gas depends largely upon prevailing market conditions that are influenced by numerous factors over which we have no control, including:

•	the supply and demand for oil and natural gas;

•	oil and natural gas prices and expectations about future prices;

•	the expected rate of decline in production;

•	the discovery rate of new oil and gas reserves;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to influence and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East and other crude oil and natural gas producing regions or further acts of terrorism in the United States, or elsewhere;

•	the impact of changing regulations and environmental and safety rules and policies following oil spills and other pollution by the oil and gas industry;

•	advances in exploration, development and production technology;

•	the global economic environment;

•	the political and legislative framework governing the activities of oil and natural gas companies; and

•	the price and availability of alternative fuels.

The level of activity in the oil and natural gas exploration and production industry has historically been volatile and cyclical. Although we believe our customers will be dependent upon real-time voice and data communication services to optimize their oil and gas production and development in an environment with lower energy prices, a prolonged significant reduction in the price of oil and natural gas will likely affect oil and natural gas production levels and therefore affect demand for the communication services we provide. In addition, a prolonged significant reduction in the price of oil and natural gas could make it more difficult for us to collect outstanding account receivables from our customers. A material decline in oil and natural gas prices or oil and natural gas exploration, development or production activity levels could harm our business, financial condition and results of operations.

Bad weather in the Gulf of Mexico or other areas where we operate could harm our business, financial condition and results of operations.

Certain areas in and near the Gulf of Mexico and other areas in which our clients operate experience unfavorable weather conditions, including hurricanes and other extreme weather conditions, on a relatively frequent basis. A major storm or threat of a major storm in these areas may harm our business. Our clients’ drilling rigs, production platforms and other vessels in these areas are susceptible to damage and/or total loss by these storms, which may cause them to no longer need our communication services. Our equipment on these rigs, platforms or vessels could be damaged causing us to have service interruptions and lose business. Even the threat of a very large storm will sometimes cause our clients to limit activities in an area and thus harm our business.

An increase in the size of our U.S. land segment relative to our other segments could decrease our margins and increase the volatility of our operating results.

Our U.S. land segment is characterized by higher rate competition and shorter term contracts than our western hemisphere or eastern hemisphere segments. In addition, the number of operating U.S. land drilling rigs is more cyclical and volatile than the number of operating offshore drilling rigs in our western hemisphere or eastern hemisphere segments. Drilling rig counts, and accordingly, demand for our service, and thus our revenue, may change in as little as three months for our U.S. land operations in response to oil and gas prices. Thus if the size of our U.S. land segment increases relative to the size of our western hemisphere and eastern hemisphere segments, our overall margins may decrease and the volatility of our operating results may increase.

Geographic expansion may reduce our operating margins.

When we expand into a new geographic area, we incur set up costs for new personnel, office facilities, travel, inventory and related expenses in advance of securing new customer contracts. In addition, we may price our services more aggressively as we seek to obtain market share in the new region. As a result, our results of operations may decline while we are pursuing such geographic expansion. In addition, failure to effectively manage our growth in a cost-effective manner could result in declines in service quality and customer satisfaction, increased costs or disruption of our operations. Our rapid growth also makes it difficult for us to adequately predict the investments we will need to make in the future to effectively manage our world-wide operations.

The loss of key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business and pursue our growth strategy.

Our future performance depends on the continued service of our key technical, development, sales, services and management personnel. In particular, we are heavily dependent on the following three key employees: Mark B. Slaughter, our Chief Executive Officer and President, who has been critical to establishing our strategy and executing on our business model over the past four years; Morten Hansen, our Vice President of Global Engineering, who is the technical architect of our global network and who is responsible for our global network’s reliability, performance and security and the evaluation of technological developments and their impact on our business; and Lars Eliassen, our Vice President & General Manager, Europe Middle East Africa, who has knowledge across many aspects of our Company, including sales, marketing and operations and who is critical to maintaining some of our key customer relationships. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.

Our future success also depends on our continued ability to attract and retain highly qualified technical, development, sales, services and management personnel, including personnel in all of the various regions of the world in which we operate. The current increase in the activity level in the oil and gas industry and the limited supply of skilled labor has made the competition to retain and recruit qualified personnel intense. A significant increase in the wages paid by competing employers could reduce our skilled labor force, increase the wages that we must pay to motivate, retain or recruit skilled employees or both.

In addition, wage inflation and the cost of retaining our key personnel in the face of competition for such personnel may increase our costs faster than we may offset these costs with increased prices or increased sales volume.

If we fail to manage our growth effectively, our business may suffer.

We have experienced rapid growth in our business in recent periods, which has strained our managerial, operational, financial and other resources. We plan to continue to grow our business and anticipate that continued growth of our operations will be required to satisfy increasing customer demand and avail ourselves of new market opportunities. The expanding scope and geographic breadth of our business and growth in the number of our employees, customers and locations will continue to place a significant strain on our management team, information technology systems and other resources and may distract key personnel from other key operations. To properly manage our growth, we may need to hire and retain personnel, upgrade our existing operational, management and financial reporting systems, and improve our business processes and controls and implement those processes and controls in all of our geographic locations. Failure to effectively manage our growth in a cost-effective manner could result in declines in service quality and customer satisfaction, increased costs or disruption of our operations. Our rapid growth also makes it difficult for us to adequately predict the investments we will need to make in the future to effectively manage our world-wide operations.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and if we are unable to do so, our growth may be impaired.

We plan to pursue a growth strategy. We have made significant investments to grow our business. Additional investments will be required to pursue further growth and to respond to technological innovations and competition. There is no guarantee that we will be able to obtain additional financing or financing on favorable terms. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our business, financial condition and results of operations may be harmed.

Our term loan agreement places financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our term loan agreement restricts and any future financing agreements could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities.

For example, our term loan agreement restricts our ability to:

•	dispose of property;

•	enter into a merger, consolidate or acquire capital in other entities;

•	incur additional indebtedness;

•	incur liens on the property secured by the term loan agreement;

•	make certain investments;

•	enter into transactions with affiliates;

•	pay cash dividends;

•	commit to make capital expenditures not in the ordinary course of business; and

•	enter into sales and lease back transactions.

These limitations are subject to a number of important qualifications and exceptions. Our term loan agreement also requires us to maintain specified financial ratios. Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance acquisitions, equipment purchases and development expenditures, or withstand a future downturn in our business.

Our ability to comply with the covenants and restrictions contained in our term loan agreement may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our term loan agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us. If we are unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against the collateral. In addition, our obligations under our term loan agreement are secured by substantially all of our assets and if we are unable to repay our indebtedness under our term loan agreement, the lenders could seek to foreclose on our assets.

If we infringe or if third parties assert that we infringe third party intellectual property rights we could incur significant costs and incur significant harm to our business.

Third parties may assert infringement or other intellectual property claims against us, which could result in substantial damages if it is ultimately determined that our services infringe a third party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

Most of our contracts are on a fixed price basis and if our costs increase, we may not be able to recover these cost increases.

Most of our contracts provide for a fixed price per month for our services. If our costs increase to provide those services, such as the cost to secure bandwidth or personnel costs, we may not be able to offset some or all of our increased costs by increasing the rates we charge our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Many of our contracts are governed by non-U.S. law, which may make them more difficult or expensive to enforce than contracts governed by United States law.

Many of our customer contracts are governed by non-U.S. law, which may create both legal and practical difficulties in case of a dispute or conflict. We operate in regions where the ability to protect contractual and other legal rights may be limited compared to regions with better-established legal systems. In addition, having to pursue litigation in a non-U.S. country may be more difficult or expensive than pursuing litigation in the United States.

Our industry is characterized by rapid technological change, and if we fail to keep up with these changes or if access to telecommunications in remote locations becomes easier or less expensive, our business, financial condition and results of operations will be harmed.

The telecommunications industry is characterized by rapid changes in technology, new evolving standards, emerging competition and frequent new product and service introductions. As an example of technological change, in August 2010, Inmarsat plc announced a major commitment to a new constellation of satellites using the Ka frequency band, compared to our use of the Ku-band and C-band satellite space segment today. When this Ka-band service is available a few years from now, we will have to adapt to its use, which might impair our business if other providers are more successful in using the Ka-band to meet customer needs than we are. Our future business prospects largely depend on our ability to meet changing customer preferences, to anticipate and respond to technological changes and to develop competitive products. If telecommunications to remote locations becomes more readily accessible or less expensive than our services, our business will suffer. New disruptive technologies could make our VSAT-based networks or other services obsolete or less competitive than they are today, requiring us to reduce the prices that we are able to charge for our services. We may not be able to successfully respond to new technological developments and challenges or identify and respond to new market opportunities, services or products offered by competitors. In addition, our efforts to respond to technological innovations and competition may require significant capital investments and resources. Furthermore, we may not have the necessary resources to respond to new technological changes and innovations and emerging competition. Failure to keep up with future technological changes could harm our business, financial condition and results of operations.

Many of our potential clients are resistant to new solutions and technologies which may limit our growth.

Although there is a strong focus on technology development within the oil industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk adverse with respect to adopting new solutions and technologies. Some drilling contractors, oil and gas companies and oilfield service companies may choose not to adopt new solutions and technology, such as our remote communications and collaboration applications solutions, which may limit our growth potential. The market for IP/MPLS based communication services is in a relatively early stage, and some oil and gas companies may choose not to adopt our IP/ MPLS based communications technology. This may in turn limit our growth.

We may face difficulties in obtaining regulatory approvals for our provision of telecommunication services, and we may face changes in regulation, each of which could adversely affect our operations.

In a number of countries where we operate, the provision of telecommunication services is highly regulated. In such countries, we are required to obtain approvals from national and local authorities in connection with most of the services that we provide. In many jurisdictions, we must maintain such approvals through compliance with license conditions or payment of annual regulatory fees.

Many of our customers utilize our services on mobile vessels or drilling platforms that may enter into new countries on short notice. If we do not already have a license to provide our service in that country, we may be required to obtain a license or other regulatory approval on short notice, which may not be feasible in some countries. Failure to comply with such regulatory requirements could subject us to various sanctions including fines, penalties, arrests or criminal charges, loss of authorizations and the denial of applications for new authorizations or for the renewal of existing authorizations or cause us to delay or terminate our service to such vessel or platform until such license or regulatory approval may be obtained. In some areas of international waters, it is ambiguous as to which country’s regulations apply, if any, and thus difficult and costly for us to determine which licenses or other regulatory approvals we should obtain.

In such areas, we could be subject to various penalties or sanctions if we fail to comply with the applicable country’s regulations.

Future changes to the regulations under which we operate could make it difficult for us to obtain or maintain authorizations, increase our costs or make it easier or less expensive for our competitors to compete with us.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our domestic services are currently provided on a private carrier basis and are therefore subject to light regulation by the Federal Communications Commission, or FCC, and other federal, state and local agencies. As a private carrier, we may not market and provide telecommunications service to the general public or otherwise hold our services out “indifferently” to the public as a common carrier. As a private carrier, we are not entitled to certain rights afforded to or subject to certain obligations imposed on common carriers.

Our international operations are regulated by various non-U.S. governments and international bodies. These regulatory regimes frequently require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. The adoption of new laws or regulations, changes to the existing regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, results of operations and financial condition.

Changes to the FCC’s USF Regime or state universal service fund regimes or findings that we have not complied with USF requirements or state universal service fund regimes may adversely affect our financial condition.

A proceeding pending before the FCC has the potential to significantly alter our Universal Service Fund, or USF, contribution obligations. The FCC is considering changing the basis upon which USF contributions are determined from a revenue percentage measurement, as well as increasing the breadth of the USF contribution base to include certain services now exempt from contribution. Adoption of these proposals could have a material adverse effect on our costs, our ability to separately list USF contributions on end-user bills, and our ability to collect these fees from our customers. We are unable to predict the timing or outcome of this proceeding.

We cannot predict the application and impact of changes to the federal or state universal service fund contribution requirements on the communications industry generally and on certain of our business activities in particular. We are currently reassessing the nature and extent of our federal and state universal service fund obligations. If the FCC or any state determines that we have incorrectly calculated or failed to remit any required universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Changes in the federal or state universal service fund requirements or findings that we have not met our obligations could materially increase our universal service fund contributions and have a material adverse effect on our business, financial condition and results of operations.

We may be subject to a variety of federal and state regulatory actions that may affect our ability to operate.

Federal and state telecommunications regulators have the right to sanction a service provider or to revoke licenses if a service provider violates applicable laws or regulations. If any regulatory agency were to conclude that we were providing telecommunications services without the appropriate authority or are otherwise not in compliance with applicable regulations, the agency could initiate enforcement actions, which could result in, among other things, revocation of authority, the imposition of fines, a requirement to disgorge revenues, or refusal to grant regulatory authority necessary for the future provision of services.

Our operations in Qatar have historically benefited from restrictions on telecommunication services that have kept many of our competitors from providing their services in Qatar, but the recent easing of these restrictions may increase competition and our business, financial condition and results of operations may be harmed.

Qatar, like many countries in which we operate, has strict regulations on telecommunication services. Historically, we have complied with those regulations and are able to operate there, but many of our competitors were unable to obtain the necessary approvals and licenses to provide their services in Qatar. Qatar has recently granted three additional VSAT licenses to telecommunications providers. In addition, Qatar has imposed new fees and taxes, which will have a negative effect on the profitability of our operations. Further, we anticipate that, as a result of the new licenses, we may face increased competition in the future and our business may be harmed as a result of the increased competition.

Our business operations in countries outside the United States are subject to a number of United States federal laws and regulations, including restrictions imposed by the Foreign Corrupt Practices Act as well as trade sanctions administered by the Office of Foreign Assets Control of the United States Department of Treasury and the United States Department of Commerce, which could adversely affect our operations if violated.

We must comply with all applicable export control laws and regulations of the United States and other countries. We cannot provide services to certain countries subject to United States trade sanctions administered by the Office of Foreign Asset Control of the United States Department of the Treasury or the United States Department of Commerce unless we first obtain the necessary authorizations. In addition, we are subject to the Foreign Corrupt Practices Act that, generally, prohibits bribes or unreasonable gifts to non-U.S. governments or officials. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, and more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. In certain countries, we engage third party agents or intermediaries to act on our behalf in dealings with government officials, such as customs agents, and if these third party agents or intermediaries violate applicable laws, their actions may result in penalties or sanctions being assessed against us.

Our international operations are subject to additional or different risks than our United States operations, which may harm our business and financial results.

We operate in approximately 30 countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

•	sometimes vague and confusing regulatory requirements that may be subject to unexpected changes or interpretations;

•	import and export restrictions;

•	tariffs and other trade barriers;

•	difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces and increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	differences in employment laws and practices among different countries, including restrictions on terminating employees;

•	differing technology standards;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potential political and economic instability in some regions;

•	legal and cultural differences in the conduct of business;

•	less due process and sometimes arbitrary application of laws and sanctions, including criminal charges and arrests;

•	difficulties in raising awareness of applicable United States laws to our agents and third party intermediaries;

•	potentially adverse tax consequences;

•	difficulties in enforcing contracts and collecting receivables;

•	difficulties and expense of maintaining international sales distribution channels; and

•	difficulties in maintaining and protecting our intellectual property.

Operating internationally exposes our business to increased regulatory and political risks in some non-U.S. jurisdictions where we operate. In addition to changes in laws and regulations, changes in governments or changes in governmental policies in these jurisdictions may alter current interpretation of laws and regulations affecting our business. We also face increased risk of incidents such as war or other international conflict and nationalization, and possible expropriation of our assets. If a non-U.S. country were to nationalize our industry or expropriate our assets, we could lose not only our investment in the assets that we have in that country, but also all of our contracts and business in that country.

Many of the countries in which we operate have legal systems that are less developed and less predictable than legal systems in Western Europe or the United States. It may be difficult for us to obtain effective legal redress in the courts of some jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute because of: (i) a high degree of discretion on the part of governmental authorities, which results in less predictability; (ii) a lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iii) inconsistencies or conflicts between or within various laws, regulations, decrees, orders and resolutions; (iv) the relative inexperience of the judiciary and courts in such matters or (v) a predisposition in favor of local claimants against United States companies.

In certain jurisdictions, the commitment of local business people, government officials and agencies and the judicial system to abide by legal requirements and negotiated agreements may be unreliable. In particular, agreements may be susceptible to revision or cancellation and legal redress may be uncertain or time-consuming. Actions of governmental authorities or officers may adversely affect joint ventures, licenses, license applications or other legal arrangements, and such arrangements in these jurisdictions may not be effective or enforced.

The authorities in the countries where we operate may introduce additional regulations for the oil and gas and communications industries with respect to, but not limited to, various laws governing prospecting, development, production, taxes, price controls, export controls, currency remittance, expropriation of property, foreign investment, maintenance of claims, environmental legislation, land use, land claims of local people, water use, labor standards, occupational health network access and other matters. New rules and regulations may be enacted or existing rules and regulations may be applied or interpreted in a manner which could limit our ability to provide our services. Amendments to current laws and regulations governing operations and activities in the oil and gas industry and telecommunications industry could harm our operations and financial results. Compliance with and changes in tax laws or adverse positions taken by taxing authorities could be costly and could affect our operating results.

Compliance related tax issues could also limit our ability to do business in certain countries. Changes in tax laws or tax rates, the resolution of tax assessments or audits by various taxing authorities, disagreements with taxing authorities over our tax positions and the ability to fully utilize our tax loss carry-forwards and tax credits could have a significant financial impact on our future operations and the way we conduct, or if we conduct, business in the affected countries.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates;

•	changes in the valuation of our deferred tax assets;

•	repatriation of cash; or

•	expiration or non-utilization of net operating losses or credits.

We conduct our worldwide operations through various subsidiaries. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings.

In addition, tax returns filed are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Outcomes from these continuous examinations could have a material adverse effect on our financial condition, results of operations or cash flows. Our 2008 United States federal income tax return is currently under audit by the United States Internal Revenue Service. We may incur material costs to support the audit and /or defend our tax positions.

We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services.

During the year ended December 31, 2010, 22.5% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

Any depreciation of local currencies in the countries in which we conduct business may result in increased costs to us for imported equipment and may, at the same time, decrease demand for our products and services in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in exchange rates. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency.

We have not implemented any hedging strategies to mitigate risks related to the impact of fluctuations in exchange rates. Even if we were to implement hedging strategies, not every exposure can be hedged, and, where hedges are put in place based on expected non-U.S. exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks accurately could harm our business, financial condition and results of operations.

As a public company we incur additional cost and face increased demands on our management and key employees.

We have operated as a public company only since December 15, 2010. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and NASDAQ, imposes various requirements on public companies. Our management and other personnel devote substantial amounts of time to these requirements. Moreover, these requirements have significantly increased our legal and financial compliance costs and have made some activities more time-consuming and costly. In addition, we incur additional costs associated with our public company reporting requirements. These rules and regulations also make it more difficult and more expensive for us to obtain director and officer liability insurance. We estimate that the incremental annual public company costs will be between $2.0 million and $2.5 million in fiscal 2011, which will primarily be reflected in general and administrative costs. However, these estimates may prove to be inaccurate as many of these costs are beyond our control, and the actual incremental costs associated with our public company status could materially exceed our estimates. If our profitability is harmed by these additional costs, it could have a negative effect on the trading price of our common stock.

In prior periods, we identified a material weakness in our internal controls that could result in material misstatements in our financial statements. Although no material weaknesses were identified for the year ended December 31, 2010, if we do not maintain adequate internal controls over financial reporting, it could impair our ability to comply with the accounting and reporting requirements applicable to public companies.

In relation to our consolidated financial statements for the year ended December 31, 2009, we identified a material weakness in our internal controls over financial reporting. No material weaknesses in our internal controls were identified in relation to our consolidated financial statements for the year ended December 31, 2010.

A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect and correct misstatements on a timely basis. A deficiency in design exists when (a) a control necessary to meet the control objective is missing, or (b) an existing control is not properly designed so that, even if the control operates as designed, the control objective would not be met. A deficiency in operation exists when (a) a properly designed control does not operate as designed, or (b) the person performing the control does not possess the necessary authority or competence to perform the control effectively.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis.

Our independent registered public accounting firm’s audit for the years ended December 31, 2010, 2009 and 2008 included consideration of internal control over financial reporting as a basis for designing their audit procedures, but not for the purpose of expressing an opinion on the effectiveness of our internal controls over financial reporting. If such an evaluation had been performed or when we are required to have them perform such an evaluation, additional material weaknesses may have been or may be identified. Ensuring that we have adequate internal financial and accounting controls and procedures in place to help produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies relating to internal controls, which could materially adversely affect our results of operations.

Because of the material weakness identified, there is heightened risk that a material misstatement of our annual or quarterly financial statements relating to the periods that the material weakness existed was not prevented or detected. Although we did not identify any material weaknesses in relation to our consolidated financial statements for the year ended December 31, 2010, we cannot be certain that similar material weaknesses will not recur in future periods.

Our internal growth plans will also put additional strains on our internal controls if we do not augment our resources and adapt our procedures in response to this growth. As a public company, we are required to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls beginning with our fiscal year ending December 31, 2011. In the event that we have not adequately remedied these deficiencies, and if we fail to maintain proper and effective internal controls in future periods, we could become subject to potential review by the SEC, the NASDAQ or other regulatory authorities, which could require additional financial and management resources, could result in our delisting by the NASDAQ, and could compromise our ability to run our business effectively and could cause investors to lose confidence in our financial reporting.

Some of our stockholders could together exert control over our Company.

As of March 24, 2011, funds affiliated with Altira Group LLC, or Altira, owned in the aggregate shares representing approximately 14.2% of our outstanding voting power. As of March 24, 2011, funds associated with Sanders Morris Harris Group, Inc., or Sanders Morris, owned in the aggregate shares representing approximately 13.8% of our outstanding voting power. One managing member of the general partner of Sanders Morris, Charles L. Davis, currently serves on our board of directors. Additionally, as of March 24, 2011, funds associated with Cubera Secondary (GP) AS, or Cubera, owned in the aggregate shares representing approximately 26.3% of our outstanding voting power. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

If our existing stockholders sell or indicate an intention to sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline substantially. As of January 31, 2011, approximately 15.3 million shares of our common stock were outstanding. Of these shares, 5.8 million shares of our common stock sold in our initial public offering are freely tradable, without restriction, in the public market and more than 99.5% of the remaining outstanding shares , held by 31 parties, are subject to 180-day contractual lock-up agreements with our initial public offering underwriters which expire on June 13, 2011. Deutsche Bank Securities Inc. may, in its discretion, permit our directors, officers, employees and current stockholders who are subject to these contractual lock-ups to sell shares prior to the expiration of the lock-up agreements. These lock-ups are subject to extension for up to an additional 34 days under some circumstances.

After the lock-up agreements pertaining to the IPO expire, up to an additional approximately 9.5 million shares will be eligible for sale in the public market, approximately 9.0 million of which are held by directors and executive officers and our other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, or the Securities Act. In addition, the approximately 2.4 million shares underlying options that are either subject to the terms of our equity compensation plans or reserved for future issuance under our equity compensation plans and warrants will become eligible for sale in the public market to the extent permitted by the provisions of various option agreements, warrants and Rules 144 and 701 under the Securities Act.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws and in the Delaware General Corporation Law, may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In our certificate of incorporation, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our Company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting shares, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with Altira, Sanders Morris and Cubera acquired their shares prior to the IPO, Section 203 is currently inapplicable to any business combination or transaction with them or their affiliates. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of or recommendations regarding our stock, or if one or more of the analysts cease providing research coverage on our stock, the price of our stock could decline. If one or more of these analysts cease providing research coverage on our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

Facilities

Our headquarters are located in Houston, Texas. We lease our headquarters facility, which comprises approximately 13,055 square feet of office space as of December 31, 2010. The term of this lease runs through June 30, 2015. We have regional offices in Lafayette, Louisiana; Stavanger, Norway, Doha, Qatar and Singapore, and additional offices and service centers in the United States, Brazil, the United Kingdom, Nigeria and Saudi Arabia. We believe our current facilities are adequate for our current needs and for the foreseeable future.

Item 3.	Legal Proceedings

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RigNet’s common stock, $0.001 par value, is traded on the NASDAQ Global Market Exchange (NASDAQ), under the ticker symbol RNET and began trading on December 15, 2010 after pricing of its initial public offering (IPO) at $12.00 per share. The following table presents the high and low closing prices for the Company’s common stock during the latest fiscal quarter in 2010.

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low

Year Ended December 31, 2010
Fourth Quarter (From December 15, 2010)	$13.70	$12.55

There were approximately 72 holders of RigNet’s common stock on record as of March 24, 2011.

Dividends

We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. Further, our term loan agreement restricts our ability to pay cash dividends. We currently intend to retain all available funds and any future earnings to support the operation of and to finance the growth and development of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information incorporated by reference under Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K regarding securities authorized for issuance under the Company’s equity compensation plans, which information is incorporated by reference into this Item 5.

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 15, 2010 (the first day our stock began trading on NASDAQ) through December 31, 2010, with the cumulative total return on the NASDAQ Composite Index, the Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 15, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

ASSUMES $100 INVESTED ON DEC. 15, 2010
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	12/15/2010	12/20/2010	12/27/2010	12/31/2010
RigNet, Inc.	$100	$104	$107	$109	(1)
NASDAQ Composite	$100	$101	$102	$101
Oil Service Sector	$100	$102	$102	$104
NASDAQ Telecommunications	$100	$101	$102	$102

(1)	Based in the last reported sale price of the Company’s stock as reported by NASDAQ on December 31, 2010.

Investors are cautioned against drawing any conclusions from the data contained in the graph as past results are not necessarily indicative of future performance.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933 or the Securities Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings with the SEC, in whole or in part, the preceding performance information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

Use of Proceeds from Public Offering of Common Stock

On December 14, 2010, our registration statement (File No. 333-169723) was declared effective for our IPO, pursuant to which we registered the offering and sale of 3,333,334 share of common stock by RigNet and the associated sale of 1,666,666 shares of common stock by selling shareholders named in the registration statement (the selling stockholders) and the offering and sale pursuant to the underwriters’ over-allotment option for an additional 500,000 shares of common stock by RigNet and an additional 250,000 shares of common stock by the selling stockholders, at a public offering price of $12.00 per share. The offering closed on December 20, 2010 and the over-allotment closed on January 6, 2011. The managing underwriters were Deutsche Bank Securities, Jefferies, Oppenheimer & Co., and Simmons & Company International.

As a result of the IPO, we received net proceeds of approximately $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million. In December 2010, we used $0.2 million to compensate our key employees, including executive officers, and $0.2 million was used to pay accrued and unpaid dividends on preferred shares that were converted in connection with the IPO. We anticipate that we will use the remaining net proceeds from our IPO for capital expenditures, working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. We do not, however, have agreements on commitments for any specific acquisitions at this time. Pending such uses, we plan to invest the net proceeds in short-term, interest-bearing, investment grade securities.

As a result of the underwriters’ over-allotment option in January 2011, we received net proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods indicated. Data for the years ended December 31, 2010, 2009, 2008 and 2007 was derived from RigNet, Inc.’s audited consolidated financial statements. Data for the year ended December 31, 2006 was derived from RigNet, Inc.’s unaudited consolidated financial statements. All periods have been adjusted on a retroactive basis to give effect to the Company’s December 2010 four-for-one reverse stock split. The data set forth should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Item 8. “Financial Statements and Supplementary Data.” Our historical results for any prior period are not necessarily indicative of the results to be expected in the future.

During 2006, the Company acquired 100% of OilCamp AS, or OilCamp, as well as a 75.0% controlling interest in LandTel Communications LLC, or LandTel, which established a 25.0% redeemable, non-controlling interest. The Company subsequently acquired the remaining non-controlling interest in LandTel with purchases made in December 2008 (10.7%), February 2009 (7.3%) and August 2010 (7.0%). As a result, the comparability of the financial data disclosed in the following table may be affected.

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)

Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Data:
Revenue	$92,921	$80,936	$89,909	$67,164	$29,214

Expenses:
Cost of revenue	42,479	35,165	39,294	29,747	16,290
Depreciation and amortization	14,983	12,554	10,519	9,451	5,863
Impairment of goodwill	—	2,898	—	—	—
Selling and marketing	2,103	2,187	2,605	2,405	4,123
General and administrative	20,756	16,444	21,277	20,338	9,540

Total expenses	80,321	69,248	73,695	61,941	35,816

Operating income (loss)	12,600	11,688	16,214	5,223	(6,602)
Interest expense	(1,618)	(5,146)	(2,464)	(5,497)	(1,401)
Other income (expense), net	(399)	304	27	(63)	26
Change in fair value of preferred stock derivatives	(17,190)	(21,009)	2,461	(1,156)	(7,657)

Income (loss) before income taxes	(6,607)	(14,163)	16,238	(1,493)	(15,634)
Income tax expense	(8,669)	(5,457)	(5,882)	(628)	(115)

Net income (loss)	(15,276)	(19,620)	10,356	(2,121)	(15,749)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	292	292	235	167	—
Redeemable, non-controlling interest	25	10	1,715	971	151

Net income (loss) attributable to RigNet, Inc. stockholders	$(15,593)	$(19,922)	$8,406	$(3,259)	$(15,900)

Net income (loss) attributable to RigNet, Inc. common stockholders	$(18,807)	$(22,118)	$(4,190)	$(3,931)	$(23,451)

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$(3.38)	$(4.16)	$(0.79)	$(0.74)	$(8.48)

Diluted	$(3.38)	$(4.16)	$(0.79)	$(0.74)	$(8.48)

Weighted average shares outstanding:
Basic	5,571	5,312	5,301	5,279	2,765

Diluted	5,571	5,312	5,301	5,279	2,765

Other Non-GAAP Data:
Gross Profit	$50,442	$45,771	$50,615	$37,417	$12,924
Adjusted EBITDA	$29,740	$29,093	$30,409	$17,536	$(471)

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$50,435	$11,379	$15,376	$6,862	$3,096
Restricted cash — current portion	2,500	2,500	775	—	—
Restricted cash — long-term portion	7,500	7,500	—	—	—
Total assets	129,785	88,810	89,517	72,925	65,485
Current maturities of long-term debt	8,655	8,664	5,753	11,807	11,550
Long-term deferred revenue	325	348	1,516	679	693
Long-term debt	23,484	21,022	18,322	20,427	12,007
Preferred stock derivatives	—	30,446	8,413	9,808	8,241
Preferred stock	—	17,333	16,257	14,097	13,457

Non-GAAP Financial Measures

We define Gross Profit as revenue less cost of revenue. This measure is used to evaluate operating margins and the effectiveness of cost management.

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation and IPO costs and related bonuses. Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles, or GAAP. The table below provides a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of the financial ratio covenants of our debt agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution and cash flow availability for growth and/or debt retirement;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our board of directors concerning our financial performance.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented. Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(15,276)	$(19,620)	$10,356	$(2,121)	$(15,749)
Interest expense	1,618	5,146	2,464	5,497	1,401
Depreciation and amortization	14,983	12,554	10,519	9,451	5,863
Impairment of goodwill	—	2,898	—	—	—
(Gain) loss on retirement of property and equipment	294	111	(92)	(27)	—
Change in fair value of preferred stock derivatives	17,190	21,009	(2,461)	1,156	7,657
Stock-based compensation	437	277	231	169	242
Initial public offering costs	1,825	1,261	3,510	2,783	—
Income tax expense	8,669	5,457	5,882	628	115

Adjusted EBITDA (non-GAAP measure)	$29,740	$29,093	$30,409	$17,536	$(471)

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

General

The following discussion should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our business and operations. Our future results may differ materially from those we currently anticipate as a result of the factors we describe under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Executive Overview

We, along with our wholly and majority-owned subsidiaries, provide information and communication technology for the oil and gas industry through a controlled and managed IP/ MPLS global network, enabling drilling contractors, oil companies and oilfield service companies to communicate more effectively.

We enable our customers to deliver voice, fax, video and data, in real-time, between remote sites and home offices throughout the world while we manage and operate the infrastructure from our land-based network operations center. We serve offshore drilling rigs and production platforms, land rigs and remote locations including offices and supply bases, in approximately 30 countries on six continents.

Our Operations

We focus on developing customer relationships with the owners and operators of drilling rig fleets resulting in a significant portion of our revenue being concentrated in a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). In the year ended December 31, 2010, our largest customer, who has been our customer for over five years, provided approximately 10.6% of our total revenue. In the year ended December 31, 2009, this same customer provided approximately 10.9% of our total revenue. Further, from 2007 to 2010, revenue generated from this customer grew at a compounded annual rate of 23.0%.

We operate three reportable business segments based on geographic location, which are managed as distinct business units.

•	Eastern Hemisphere. Our eastern hemisphere segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our eastern hemisphere segment services are performed out of our Norway, Qatar, United Kingdom and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the U.K., Norway and West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our western hemisphere segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our western hemisphere segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily off the coasts of the United States, Mexico and Brazil, and within the Gulf of Mexico, but excluding land rigs and other land-based sites in North America.

•	U.S. Land. Our U.S. land segment provides remote communications services for drilling rigs and production facilities located onshore in North America. Our U.S. land segment services are performed out of our Louisiana based office for customers and rig sites located in the continental United States.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, Internet connectivity fees and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability increases at a site as we add customers and value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers. Profitability risks, including oil and gas market trends, service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, export restrictions, licenses and other trade barriers, may result in the delay of service initiation, which may negatively impact our results of operations.

Critical Accounting Policies

Certain of our accounting policies require judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, observance of trends in the industry, information provided by our customers, and information available from other outside sources, as appropriate. Future results may differ from these judgments under different assumptions or conditions. Our accounting policies that require management to apply significant judgment include:

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax assessed and collected on behalf of a governmental authority. Such tax is then remitted directly to the appropriate jurisdictional entity.

Accounts Receivable

Trade accounts receivable are recognized as customers are billed in accordance with customer contracts. We report an allowance for doubtful accounts for probable credit losses existing in accounts receivable. Management determines the allowance based on a review of currently outstanding receivables and our historical collection experience. Significant individual receivables and balances which have been outstanding greater than 90 days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Property and Equipment

Property and equipment, which consists of (i) telecommunication and computer equipment and (ii) furniture and other, is stated at acquisition cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful lives of the respective assets, which range from one to seven years. We assess property and equipment for impairment when events indicate the carrying value exceeds fair value. Maintenance and repair costs are charged to expense when incurred. During the years ended December 31, 2010, 2009 and 2008, no events have occurred to indicate an impairment of our property and equipment.

Derivatives

All contracts are evaluated for embedded derivatives which are bifurcated when (a) the economic characteristics and risks of such instruments are not clearly and closely related to the economic characteristics and risks of the preferred stock agreement, (b) the contract is not already reported at fair value and (c) such instruments meet the definition of a derivative instrument and are not scope exceptions under the Financial Accounting Standards Board’s (FASB) guidance on derivatives and hedging.

In connection with the Company’s IPO, its preferred stock derivatives were settled with the conversion of preferred stock to common stock. Previously identified embedded derivative features within its preferred stock agreements which qualified as derivatives were reported separately from preferred stock. Preferred stock derivatives represented conversion and redemption rights associated with the series A, B and C preferred stock, which were bifurcated based on an analysis of the features in relation to the preferred stock. Preferred stock derivatives were non-current and reported at fair value as of December 31, 2009.

Fair values of the preferred stock derivatives were determined using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated using the Company’s most recent forecast and its weighted average cost of capital. The market approach used a market multiple on the related cash generated from operations. Significant estimates for determining fair value included cash flow forecasts, estimates of the Company’s weighted average cost of capital, projected income tax rates and market multiples.

Goodwill

Goodwill relates to the acquisitions of LandTel and OilCamp as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually, as of July 31st, with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of each reporting unit to the book value of the reporting unit, including goodwill. Fair value of the reporting unit is determined using a combination of the reporting unit’s expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and our weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s cash generated from operations. Significant estimates for each reporting unit included in our impairment analysis are cash flow forecasts, our weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of our reporting units and result in an impairment of goodwill in a future period.

If the fair value of a reporting unit is less than its book value, goodwill of the reporting unit is considered to be impaired and the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in the same manner as a purchase price allocation.

Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined. In 2009, we recognized $2.9 million in impairment of goodwill. Such impairment was a result of a significant reduction in the U.S. land rig count as of June 30, 2009 as a result of reduced natural gas and oil prices. This circumstance resulted in a reduction in our cash flow projections utilizing Spears & Associates, Inc. forward land-based rig count projections in the revision of internal forecasts, which reduced the estimated fair value of our U.S. land reporting unit below its carrying value. Our projections in 2009 provided for a slow recovery of revenue and Adjusted EBITDA (non-GAAP measure) from 2010 through 2014, which is consistent with our 2010 results.

We recorded no goodwill impairments in 2010 or 2008. As of July 31, 2010, our latest completed goodwill impairment testing date, the fair values of our reporting units are substantially in excess of their carrying values. As such, the test resulted in no impairment and no additional impairment indicators have been identified through December 31, 2010. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Long-Term Debt

Long-term debt is recognized in the consolidated balance sheets net of costs incurred in connection with obtaining the financing. Debt financing costs are deferred and reported as a reduction to the principal amount of the debt. Such costs are amortized over the life of the debt using the effective interest rate method and included in interest expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). We believe the carrying amount of our debt, which has a floating interest rate, approximates fair value, since the interest rates are based on short-term maturities and recent quoted rates from financial institutions.

Stock-Based Compensation

We have three stock-based compensation plans; the 2010 Omnibus Incentive Plan or the 2010 Plan, the RigNet, Inc. 2006 Long-Term Incentive Plan, or the 2006 Plan, and the RigNet Inc. 2001 Performance Stock Option Plan, or the 2001 Plan. All equity instruments granted under either the 2001 Plan or the 2006 Plan are settled in stock. Equity instruments granted under the 2010 Plan will be settled in stock or cash, as determined by the type of award granted. No awards have been granted from the 2010 Plan as of December 31, 2010.

We recognize expense for stock-based compensation using the calculated fair value of options on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility of our stock and dividend yield of the option. We did not issue fractional shares nor pay cash in lieu of fractional shares and currently do not have any awards accounted for as a liability.

Our policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility — based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term — expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-free Interest Rate — risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield — expected dividends based on the Company’s historical dividend rate at the date of grant

Taxes

Current income taxes are provided based on the tax laws and rates in effect in the jurisdictions and countries that the Company operates in and revenue is earned. Deferred income taxes reflect the tax effect of net operating losses, foreign tax credits and the tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. U.S Federal deferred tax liabilities are recorded for the unremitted earnings of foreign subsidiaries that are not permanently reinvested, net of potential foreign tax credits; otherwise, no U.S. Federal deferred taxes are provided on foreign subsidiaries. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. In the normal course of business, the Company prepares and files tax returns based on interpretation of tax laws and regulations, which are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. We evaluate our tax positions and recognize only tax benefits for financial purposes that, more likely than not, will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

New Accounting Pronouncements

No standard implemented during 2010 had a material effect on our financial position, cash flow or results of operation. A new standard effective January 2, 2011 relates to business combinations. We have no pending or probable business combinations and, as such, cannot yet determine the potential implementation effect of this standard. See our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Year Ended December 31,			Percentage Change
	2010	2009	2008	2009 to 2010	2008 to 2009
	(In thousands, except percentages)

Revenue	$92,921	$80,936	$89,909	14.8%	(10.0)%

Expenses:
Cost of revenue	42,479	35,165	39,294	20.8%	(10.5)%
Depreciation and amortization	14,983	12,554	10,519	19.3%	19.3%
Impairment of goodwill	—	2,898	—	(100.0)%	*
Selling and marketing	2,103	2,187	2,605	(3.8)%	(16.0)%
General and administrative	20,756	16,444	21,277	26.2%	(22.7)%

Total expenses	80,321	69,248	73,695	16.0%	(6.0)%

Operating income	12,600	11,688	16,214	7.8%	(27.9)%
Other income (expense), net	(19,207)	(25,851)	24	(25.7)%	*

Income (loss) before income taxes	(6,607)	(14,163)	16,238	(53.4)%	(187.2)%
Income tax expense	(8,669)	(5,457)	(5,882)	58.9%	(7.2)%

Net income (loss)	(15,276)	(19,620)	10,356	(22.1)%	(289.5)%
Less: Net income (loss) attributable to non-controlling interests	317	302	1,950	5.0%	(84.5)%

Net income (loss) attributable to RigNet, Inc. stockholders	$(15,593)	$(19,922)	$8,406	(21.7)%	(337.0)%

Other Non-GAAP Data:
Gross Profit	$50,442	$45,771	$50,615	10.2%	(9.6)%
Adjusted EBITDA	$29,740	$29,093	$30,409	2.2%	(4.3)%

*	Amount is greater than 1000%, therefore, it is not meaningful.

Our business operations are managed through three reportable operating segments: eastern hemisphere, western hemisphere and U.S. land. The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2009 to	2008 to
	2010	2009	2008	2010	2009
	(In thousands, except percentages)

Eastern Hemisphere:
Revenue	$61,390	$60,917	$54,586	0.8%	11.6%
Cost of revenue	24,015	23,247	23,721	3.3%	(2.0)%

Gross Profit (non-GAAP measure)	37,375	37,670	30,865	(0.8)%	22.0%
Depreciation and amortization	8,020	6,894	5,186	16.3%	32.9%
Selling, general and administrative	6,833	5,818	6,974	17.4%	(16.6)%

Eastern hemisphere operating income	$22,522	$24,958	$18,705	(9.8)%	33.4%

Western Hemisphere:
Revenue	$19,012	$11,222	$12,225	69.4%	(8.2)%
Cost of revenue	8,918	4,841	5,599	84.2%	(13.5)%

Gross Profit (non-GAAP measure)	10,094	6,381	6,626	58.2%	(3.7)%
Depreciation and amortization	3,973	2,428	1,994	63.6%	21.8%
Selling, general and administrative	2,364	1,834	2,016	28.9%	(9.0)%

Western hemisphere operating income	$3,757	$2,119	$2,616	77.3%	(19.0)%

U.S. Land:
Revenue	$12,845	$9,850	$23,047	30.4%	(57.3)%
Cost of revenue	6,943	5,195	9,011	33.6%	(42.3)%

Gross Profit (non-GAAP measure)	5,902	4,655	14,036	26.8%	(66.8)%
Depreciation and amortization	3,122	3,204	3,325	(2.6)%	(3.6)%
Impairment of goodwill	—	2,898	—	(100.0)%	*
Selling, general and administrative	2,580	2,749	4,166	(6.1)%	(34.0)%

U.S. land operating income (loss)	$200	$(4,196)	$6,545	(104.8)%	(164.1)%

*	Amount is greater than 1000%, therefore, it is not meaningful.

Years Ended December 31, 2010 and 2009

Revenue.  Revenue increased by $12.0 million, or 14.8%, to $92.9 million for the year ended December 31, 2010 from $80.9 million for the year ended December 31, 2009. The increase in revenue was primarily attributable to a 69.4% increase in western hemisphere revenue resulting from our expansion in Brazil and from an increase in contract orders and unit counts in Brazil and other markets. Demand for our service and revenue may change in as little as three months for our U.S. land operations as drilling rig counts change in response to oil and gas prices and, in 2010, U.S. land revenue increased 30.4% due to increased U.S. land rig counts driven by increased natural gas and oil prices.

Cost of Revenue.  Costs increased by $7.3 million, or 20.8%, to $42.5 million for the year ended December 31, 2010 from $35.2 million for the year ended December 31, 2009, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit increased by $4.6 million, or 10.2%, to $50.4 million for the year ended December 31, 2010 from $45.8 million for the year ended December 31, 2009. As a percentage of revenue, Gross Profit decreased to 54.3%, for the year ended December 31, 2010 compared to 56.6% for the year ended December 31, 2009. The decline in the operating profitability as a percentage of revenue resulted from decreases across all operating segments. These decreases in Gross Profit as a percentage of revenue are consistent with the increase in cost of revenue resulting from increased contracted satellite bandwidth costs to position our business for future growth. As a percentage of revenue, eastern hemisphere Gross Profit decreased to 60.9%, in 2010 from 61.8% in 2009, western hemisphere Gross Profit decreased to 53.1%, in 2010 from 56.9% in 2009, and U.S. land Gross Profit decreased to 45.9% in 2010 from 47.3% in 2009. The future relationship between the revenue and Gross Profit growth of our operating segments will depend on a variety of factors, including the timing of major contracts, our ability to leverage existing infrastructure and our exploitation of market opportunities, which are difficult to predict.

Depreciation and Amortization.  Depreciation and amortization expenses increased by $2.4 million, or 19.3%, to $15.0 million for the year ended December 31, 2010 from $12.6 million for the year ended December 31, 2009. The increase resulted from an increase in the acquisition of rig-based telecommunication equipment, which was acquired in conjunction with growth initiatives during 2010 and 2009.

Selling and Marketing.  Selling and marketing expenses decreased by $0.1 million, or 3.8%, to $2.1 million for the year ended December 31, 2010 from $2.2 million for the year ended December 31, 2009.

General and Administrative.  General and administrative expenses increased by $4.4 million, or 26.2%, to $20.8 million for the year ended December 31, 2010 from $16.4 million for the year ended December 31, 2009. The increase was primarily due to non-recurring costs of $1.8 million incurred during 2010 in preparation for our IPO of our common stock, which closed on December 20, 2010. In addition, general and administrative cost increases resulted from increases in (i) eastern hemisphere technical personnel to support growth initiatives, (ii) development of our Brazil regional office as an expansion effort and (iii) senior level staff in anticipation of operating as a public company.

Other Income (Expense).  The change in other income (expense) is comprised primarily of changes in interest expense and changes in fair value of preferred stock derivatives. Interest expense decreased $3.5 million, or 68.6%, to $1.6 million for the year ended December 31, 2010 from $5.1 million for the year ended December 31, 2009. The decrease in interest expense reflects the value of warrants issued in connection with stockholder notes repaid during 2009 being fully recognized in interest expense through 2009. We had no interest expense during 2010 related to warrants.

Expense related to the change in fair value of preferred stock derivatives decreased by $3.8 million, or 18.1%, to $17.2 million for the year ended December 31, 2010 from $21.0 million in income for the year ended December 31, 2009, as a result of the increased fair value of certain bifurcated derivatives related to the conversion and redemption features of our preferred stock. Accounting standards require the separate valuation and recording of certain features of our preferred stock until such shares are converted or redeemed. Those features are revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). The increase in value of the conversion option was in part due to the increased probability of an IPO in 2010. Upon completion of the IPO, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock.

Income Tax Expense.  Our effective income tax rate was (131.2)% and (38.5)% for the years ended December 31, 2010 and 2009, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives, changes in the valuation allowance related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves. See Note 15 — Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2009 and 2008

Revenue.  Revenue decreased by $9.0 million, or 10.0%, to $80.9 million for the year ended December 31, 2009 from $89.9 million for the year ended December 31, 2008. The decrease in revenue was primarily attributable to our U.S. land segment which declined by 57.3% in 2009 due to a decline in U.S. land rig count as a result of reduced natural gas and oil prices. According to the November 5, 2010 Baker Hughes North America Rotary Rig Count report, the U.S. land rig count dropped from the peak of 1,961 in August 2008 to the bottom of 829 in June 2009. Demand for our service and revenue may change in as little as three months for our U.S. land operations as drilling rig counts change in response to oil and gas prices.

Furthermore, western hemisphere revenue decreased 8.2% in 2009 due to the decline in shallow offshore drilling, while eastern hemisphere revenue increased by 11.6% due to increased unit counts and subscriptions in connection with long-term deepwater drilling programs. Such programs have lag times of one to three years before significantly impacting our related service revenues.

Cost of Revenue.  Costs decreased by $4.1 million, or 10.5%, to $35.2 million for the year ended December 31, 2009 from $39.3 million for the year ended December 31, 2008, primarily due to reduced materials, supplies, salaries and travel costs as a result of the decrease in revenue. As the U.S. land rig count declined in 2009, we implemented cost measures in all of our reportable segments with priority on our U.S. land and our western hemisphere segments. As a percentage of revenue, Gross Profit increased slightly to 56.6% for the year ended December 31, 2009 compared to 56.3% for the year ended December 31, 2008. The increase was primarily driven by decreases in materials, supplies, and travel costs, along with a shift to contract labor. The cost decreases were partially offset by an increase in contracted costs for satellite bandwidth associated with increased unit counts in our eastern hemisphere segment. As a percentage of revenue, eastern hemisphere Gross Profit increased to 61.8% in 2009 from 56.5% in 2008, and western hemisphere Gross Profit increased to 56.9% in 2009 from 54.2% in 2008. These increases were offset by a decrease in U.S. land Gross Profit as a percentage of revenue to 47.3% in 2009 from 60.9% in 2008. The future relationship between the revenue and Gross Profit of our operating segments will depend on a variety of factors, including the timing of major contracts, our ability to leverage existing infrastructure and our exploitation of market opportunities, which are difficult to predict.

Depreciation and Amortization.  Depreciation and amortization expenses increased by $2.0 million, or 19.3%, to $12.5 million for the year ended December 31, 2009 from $10.5 million for the year ended December 31, 2008. The increase resulted from increased depreciation of rig-based telecommunication equipment, which was acquired in conjunction with growth in offshore operations in the western hemisphere during 2008 and 2009.

Impairment of Goodwill.  Goodwill relates primarily to our U.S. land segment wherein goodwill has been recorded from prior acquisitions of a majority-owned subsidiary, LandTel. U.S. land revenue declined 57.3% during 2009 due to a significant decline in land-based drilling activity and rig counts, which hit a low point in June 2009, resulting in a triggering event and an impairment test. The test as of June 30, 2009 resulted in the recognition of a $2.9 million impairment of goodwill.

Selling and Marketing.  Selling and marketing expenses decreased by $0.4 million, or 16.0%, to $2.2 million for the year ended December 31, 2009 from $2.6 million for the year ended December 31, 2008. The decrease was primarily the result of cost management of compensation due to the general downturn in the economy and, secondarily, the decrease in revenue.

General and Administrative.  General and administrative expenses decreased by $4.9 million, or 22.7%, to $16.4 million for the year ended December 31, 2009 from $21.3 million for the year ended December 31, 2008. The decrease was primarily due to non-recurring costs of $3.5 million incurred during 2008 related to a prior effort to prepare for an IPO of our common stock. In addition, we reduced our general and administrative compensation costs and travel, but increased certain costs associated with implementing U.S. GAAP accounting standards.

Other Income (Expense).  The change in other income expense is comprised primarily of changes in interest expense and changes in fair value of preferred stock derivatives. Interest expense increased $2.6 million, or 108.8%, to $5.1 million for the year ended December 31, 2009 from $2.5 million for the year ended December 31, 2008. The increase was primarily due to expense recognized for warrants issued in connection with a restructuring of short-term stockholder notes in December 2008. This increased cost was partially offset by lower interest rates resulting from the restructuring of our term loans with financial institutions and full retirement of stockholder notes.

Change in fair value of preferred stock derivatives increased other expense by $23.5 million, or 953.7%, to $(21.0) million for the year ended December 31, 2009 from $2.5 million in income for the year ended December 31, 2008, as a result of the increased fair value of certain bifurcated derivatives related to the conversion and redemption features of our preferred stock. The increase in value of the conversion option was in part due to increased probability of an IPO in 2010. Accounting standards require the separate valuation and recording of certain features of our preferred stock until such shares are converted or redeemed. As a result the original proceeds were allocated between the stock and separate derivative features. Those features are revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Income Tax Expense.  Our effective income tax rate was (38.5)% for the year ended December 31, 2009. For the year ended December 31, 2008, our effective income tax rate was 36.2%. See Note 15 — Income Taxes, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from private equity issuances, stockholder loans, cash flow from operations, bank borrowings and our IPO. To date, our primary use of capital has been to fund our growing operations and to finance acquisitions. Prior to our IPO, we raised approximately $38.3 million of net proceeds through private offerings of our common and preferred stock. In December 2010, we received net proceeds from our IPO of $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million, of which $0.8 million was paid during the twelve months ended December 31, 2010 with the balance paid during 2011. As a result of the underwriters’ exercise of the over-allotment option in January 2011, we received net proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million.

At December 31, 2010, we had working capital of $46.0 million, including cash and cash equivalents of $50.4 million, restricted cash of $2.5 million, accounts receivable of $16.0 million and other current assets of $3.4 million, offset by $4.9 million in accounts payable, $6.6 million in accrued expenses, $8.7 million in current maturities of long-term debt, $4.8 million in tax related liabilities and $1.3 million in deferred revenue. Cash and cash equivalents include the proceeds of our IPO, which closed on December 20, 2010.

Over the past four years, we have spent $7.2 million to $13.5 million annually on capital expenditures. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise. However, we have no agreements or commitments for any specific acquisitions at this time.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities and available cash and cash equivalents, which includes the proceeds of our IPO and the sale of stock related to underwriters’ overallotment. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. land rig count trends, projected oil and natural gas prices and contracted and available satellite bandwidth.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents and additional financing activities we may pursue, which may include equity offerings. We intend to use cash from operations and the net proceeds generated by the IPO for capital expenditures, working capital and other general corporate purposes.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may want to pursue additional expansion opportunities within the next year which could require additional financing, either debt or equity. If we are unable to secure additional financing at favorable terms in order to pursue such additional expansions opportunities, our ability to maintain our desired level of revenue growth could be materially adversely affected.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$11,379	$15,376	$6,864
Net cash provided by operating activities	19,896	26,189	19,655
Net cash used by investing activities	(13,449)	(19,305)	(9,363)
Net cash provided (used) by financing activities	33,480	(10,774)	(1,669)
Changes in foreign currency translation	(871)	(107)	(111)

Cash and cash equivalents, December 31,	$50,435	$11,379	$15,376

Operating Activities

Net cash provided by operating activities was $19.9 million for the year ended December 31, 2010 compared to $26.2 million for the year ended December 31, 2009. The decrease in cash provided by operating activities during 2010 of $6.3 million was primarily due to the timing of collections of our accounts receivable. Net cash provided by operating activities increased $6.5 million for the year end December 31, 2009 compared to $19.7 million for the year ended December 31, 2008. The increase in cash provided by operating activities during 2009 was primarily due to increased cash flow from the eastern hemisphere operations and cost management, partially offset by decreased cash flow from U.S. land operations.

Our cash provided by operations is subject to many variables, the most significant of which is the volatility of the oil and gas industry and, therefore, the demand for our services. Other factors impacting operating cash flows include the availability and cost of satellite bandwidth, as well as the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging the contracted satellite and other communication service costs.

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2010, 2009 and 2008, 77.5%, 77.2% and 85.0% of our revenue was denominated in U.S. dollars, respectively.

Investing Activities

Net cash used by investing activities was $13.4, million, $19.3 million and $9.4 million in the years ended December 31, 2010, 2009 and 2008, respectively. Of these amounts $13.5 million, $10.2 million, and $8.7 million during the years ended December 31, 2010, 2009 and 2008, respectively, were for capital expenditures. The remaining cash used by investing activities resulted from increases in our restricted cash. The continued growth in capital expenditures of $3.3 million for the year ended December 31, 2010 and $1.5 million for each of the years ended December 31, 2009 and 2008, compared to each of the respective prior periods, is primarily attributable to growth opportunities arising from increasing demand for deepwater drilling in our eastern and western hemispheres operations. As we expand our global operations, we expect our capital expenditure trend to continue using available cash, proceeds from this offering and borrowings from our term loan, discussed above, to fund such expenditures.

Financing Activities

Net cash provided (used) by financing activities was $33.5 million, $(10.8) million and $(1.7) million in the years ended December 31, 2010, 2009 and 2008, respectively. Cash provided by financing activities during the year ended December 31, 2010 was attributable to net proceeds from our IPO of $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million, of which $0.8 million was paid during the twelve months ended December 31, 2010 with the balance paid during 2011. Additionally, we received $11.1 million of proceeds from amendments of our term loan agreement. These proceeds were offset by $8.8 million of principal payments of long-term debt and the $4.7 million redemption of non-controlling interest acquiring all remaining non-controlling ownership of LandTel. During the year ended December 31, 2009, we also refinanced our outstanding credit facilities and notes to stockholders with the term loan facility providing cash proceeds of $35.0 million, as discussed in more detail below, made principal payments of long-term debt of $40.4 million and redeemed a portion of the outstanding non-controlling interest for $4.8 million. During the year ended December 31, 2008, we issued notes to stockholders for $6.0 million, made principal payments of long-term debt of $3.9 million and redeemed a portion of outstanding non-controlling interest in LandTel for $6.7 million.

Term Loan

The Company’s term loan agreement with two participating financial institutions is secured by substantially all the assets of the Company and bears interest at a rate ranging from 4.3% to 5.3%, based on a funded debt to Adjusted EBITDA ratio. Interest is payable monthly along with quarterly principal installments of approximately $2.2 million, with the balance due May 31, 2012. At December 31, 2010, $32.2 million was outstanding, with an interest rate of 5.0%. The weighted average interest rate for the year ended December 31, 2010 was 5.1%. At December 31, 2009, $29.9 million was outstanding, with an interest rate of 5.0%.

In August 2010, we amended our term loan agreement to increase outstanding borrowings by $10.0 million to approximately $35.5 million. Uses of the additional borrowings included providing $5.25 million for working capital and general corporate purposes and $4.75 million for the increase in restricted cash back to $10.0 million from $5.25 million resulting from a prior 2010 amendment. The increase in borrowings is due upon maturity of the loan on May 31, 2012.

During November 2010, the Company amended its term loan agreement providing for a draw feature under which the Company may borrow up to an additional $5.5 million to be used solely for purchases of equipment through May 9, 2011. Under the terms of the amendment, the Company may draw 75% of the cost of the equipment from the bank with 25% being funded from available cash and cash equivalents. As of December 31, 2010, the Company had borrowed $1.1 million pursuant to this draw feature, which remained unchanged through March 24, 2011.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At December 31, 2010, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $9.3 million (or 31.3% of our 2010 Adjusted EBITDA) and (ii) funded debt to Adjusted EBITDA ratio by $13.7 million (or 46.1% of our 2010 Adjusted EBITDA).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2010, we had contractual obligations and commercial commitments as follows:

					2016 and
	Total	2011	2012 — 2013	2014 — 2015	Beyond
	(In thousands)

Contractual Obligations:
Debt obligations
Term loan	$32,034	$8,616	$23,418	$—	$—
Equipment notes	105	39	66	—	—
Interest(1)	1,918	1,445	473	—	—
Operating leases	3,135	1,225	1,454	456	—
Other non-current liabilities	12,238	—	325	—	11,913
Commercial Commitments:
Satellite and network services	23,415	10,407	11,736	1,272	—

	$72,845	$21,732	$37,472	$1,728	$11,913

(1)	Computed on the balance outstanding at December 31, 2010 through the term of the loan, at the interest rate in effect at the time.

Adjusted EBITDA (Non-GAAP Measure)

The non-GAAP financial measure, Adjusted EBITDA, may not be comparable to similarly titled measures used by other companies. Therefore, this non-GAAP measure should be considered in conjunction with net income and other performance measures prepared in accordance with GAAP, such as operating income or net cash provided by operating activities. Further, Adjusted EBITDA should not be considered in isolation or as a substitute for GAAP measures such as net income, operating income or any other GAAP measure of liquidity or financial performance.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss)	$(15,276)	$(19,620)	$10,356
Interest expense	1,618	5,146	2,464
Depreciation and amortization	14,983	12,554	10,519
Impairment of goodwill	—	2,898	—
(Gain) loss on retirement of property and equipment	294	111	(92)
Change in fair value of preferred stock derivatives	17,190	21,009	(2,461)
Stock-based compensation	437	277	231
Initial public offering costs	1,825	1,261	3,510
Income tax expense	8,669	5,457	5,882

Adjusted EBITDA (non-GAAP measure)	$29,740	$29,093	$30,409

We evaluate Adjusted EBITDA generated from our operations and operating segments to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost to expand our offshore production platform and vessel market share, invest in new products and services, expand or open new offices, service centers and SOIL nodes, and assist purchasing synergies.

During the year ended December 31, 2010, Adjusted EBITDA increased by $0.6 million, or 2.2%, from $29.1 million in 2009 to $29.7 million in 2010 which resulted primarily from the expansion of our operations in Brazil and increased U.S. land rig counts driven by increased natural gas and oil prices. Adjusted EBITDA declined $1.3 million, or 4.3%, to $29.1 million for the year ended December 31, 2009 from $30.4 million for the year ended December 31, 2008. The decrease in Adjusted EBITDA was primarily attributable to our U.S. land segment driven by a decline in onshore drilling activity as a result of reduced natural gas and oil prices.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to foreign operations and certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2010 and 2009, 22.5% and 22.8%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2010 and 2009, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on and December 31, 2010 and 2009, assuming those liabilities were outstanding for the entire year.

	December 31,
	2010	2009
	(In thousands)

Effect on Net Income (Loss) and Equity — Increase/Decrease:
1% Decrease/increase in rate	$323	$297
2% Decrease/increase in rate	$646	$594
3% Decrease/increase in rate	$970	$891

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In relation to our consolidated financial statements for the year ended December 31, 2009, we identified a material weakness in our internal controls over our financial close and reporting cycle. As of December 31, 2010, we have remediated the material weakness that we identified in the previous year and have not identified any new outstanding material weaknesses as of December 31, 2010. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency means a control deficiency, or combination of control deficiencies that adversely affects our ability to initiate, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of our financial statements that is more than inconsequential will not be prevented or detected by our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

In order to remediate the material weakness and strengthen our internal control over our financial reporting, we have:

•	expanded our financial and accounting staff increasing the level of experience in public company accounting matters and disclosures;

•	engaged outside consultants with extensive financial reporting experience to augment our current accounting resources;

•	implemented a company-wide financial accounting and reporting system to account for all financial operations;

•	established a common closing process throughout the organization;

•	developed and implemented a process for documenting account reconciliations, journal entries and changes in estimates during our monthly, quarterly and annual close processes;

•	implemented independent review and approval procedures for journal entries and application of accounting standards related to nonrecurring transactions;

•	developed procedures to identify and track fixed asset changes, including additions, movements, sales and dispositions;

•	implemented information technology monitoring controls over our financial accounting system; and

•	implemented a disclosure committee review process.

The process of improving our internal control has required and will continue to require us to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal controls over financial reporting on an ongoing basis.

Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Accounting Firm

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, internal control over financial reporting may not detect or prevent misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees” and “Corporate Governance” in the 2011 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement to be filed with the SEC.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (“code of conduct”) applicable to our principal executive, financial and accounting officers. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any principal executive, financial and accounting officers or material amendment to the code of conduct, if any, are available, without charge, on our website at www.rig.net.

Item 11.	Executive Compensation

Information in response to this item is incorporated herein by reference to “Executive Compensation” in the 2011 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2011 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2011 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2011 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A)	Consolidated Financial Statement

1.	Consolidated Financial Statements. The consolidated financial statements listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

(B)	Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report for Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ MARK B. SLAUGHTER
Mark B. Slaughter
Chief Executive Officer and President

March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK B. SLAUGHTER Mark B. Slaughter	Chief Executive Officer, President and Director (Principal Executive Officer)	March 30, 2011

/s/ MARTIN L. JIMMERSON, JR. Martin L. Jimmerson, Jr.	Chief Financial Officer (Principal Financial & Accounting Officer)	March 30, 2011

/s/ THOMAS M. MATTHEWS Thomas M. Matthews	Chairman of the Board	March 30, 2011

/s/ JAMES H. BROWNING James H. Browning	Director	March 30, 2011

/s/ CHARLES L. DAVIS IV Charles L. Davis IV	Director	March 30, 2011

/s/ KEVIN A. NEVEU Kevin A. Neveu	Director	March 30, 2011

/s/ KEVIN J. O’HARA Kevin J. O’Hara	Director	March 30, 2011

/s/ KEITH OLSEN Keith Olsen	Director	March 30, 2011

/s/ BRENT K. WHITTINGTON Brent K. Whittington	Director	March 30, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Houston, Texas
March 29, 2011

RIGNET, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$50,435	$11,379
Restricted cash	2,500	2,500
Accounts receivable, net	15,972	12,729
Prepaid expenses and other current assets	3,419	4,358

Total current assets	72,326	30,966
Property and equipment, net	26,380	27,011
Restricted cash	7,500	7,500
Goodwill	13,841	13,887
Intangibles	6,766	8,372
Deferred tax and other assets	2,972	1,074

TOTAL ASSETS	$129,785	$88,810

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,868	$3,755
Accrued expenses	6,624	5,926
Current maturities of long-term debt	8,655	8,664
Income taxes payable	4,751	6,027
Deferred revenue	1,305	1,306

Total current liabilities	26,203	25,678
Long-term debt	23,484	21,022
Deferred revenue	325	348
Deferred tax liability	631	445
Other liabilities	11,282	5,201
Preferred stock derivatives	—	30,446

Total liabilities	61,925	83,140

Commitments and contingencies (Notes 8 and 11)
Preferred stock	—	17,333
Redeemable, non-controlling interest	—	4,576
Stockholders’ equity:
RigNet, Inc. stockholders’ equity
Common stock — $0.001 par value; 190,000,000 shares authorized; 14,760,687 and 5,318,316 shares issued and outstanding at December 31, 2010 and 2009, respectively	15	5
Additional paid-in capital	110,118	9,521
Accumulated deficit	(42,440)	(26,847)
Accumulated other comprehensive income	5	941

Total RigNet, Inc. stockholders’ equity	67,698	(16,380)
Non-redeemable, non-controlling interest	162	141

Total stockholders’ equity	67,860	(16,239)

TOTAL LIABILITIES AND EQUITY	$129,785	$88,810

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue	$92,921	$80,936	$89,909

Expenses:
Cost of revenue	42,479	35,165	39,294
Depreciation and amortization	14,983	12,554	10,519
Impairment of goodwill	—	2,898	—
Selling and marketing	2,103	2,187	2,605
General and administrative	20,756	16,444	21,277

Total expenses	80,321	69,248	73,695

Operating income	12,600	11,688	16,214
Other income (expense):
Interest expense	(1,618)	(5,146)	(2,464)
Other income (expense), net	(399)	304	27
Change in fair value of preferred stock derivatives	(17,190)	(21,009)	2,461

Income (loss) before income taxes	(6,607)	(14,163)	16,238
Income tax expense	(8,669)	(5,457)	(5,882)

Net income (loss)	(15,276)	(19,620)	10,356
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	292	292	235
Redeemable, non-controlling interest	25	10	1,715

Net income (loss) attributable to RigNet, Inc. stockholders	$(15,593)	$(19,922)	$8,406

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(15,276)	$(19,620)	$10,356
Foreign currency translation	(936)	1,496	(848)

Total comprehensive income (loss)	$(16,212)	$(18,124)	$9,508

INCOME (LOSS) PER SHARE — BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. stockholders	$(15,593)	$(19,922)	$8,406
Less: Preferred stock dividends	3,164	2,100	3,227
Less: Adjustment to redeemable, non-controlling interest redemption value	50	96	9,369

Net income (loss) attributable to RigNet, Inc. common stockholders	$(18,807)	$(22,118)	$(4,190)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(3.38)	$(4.16)	$(0.79)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(3.38)	$(4.16)	$(0.79)

Weighted average shares outstanding, basic	5,571	5,312	5,301

Weighted average shares outstanding, diluted	5,571	5,312	5,301

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(15,276)	$(19,620)	$10,356
Adjustments to reconcile net income (loss) to net cash from operations:
Change in fair value of preferred stock derivatives	17,190	21,009	(2,461)
Depreciation and amortization	14,983	12,554	10,519
Impairment of goodwill	—	2,898	—
Stock-based compensation	437	277	231
Write-off/amortization of deferred financing costs	147	352	—
Deferred taxes	(1,428)	(818)	(204)
(Gain) loss on retirement of property and equipment	294	111	(92)
Accrued and imputed interest on stockholder notes	—	—	309
Changes in operating assets and liabilities:
Accounts receivable	(3,243)	3,717	(2,566)
Prepaid expenses and other assets	655	(633)	231
Accounts payable	933	609	(510)
Accrued expenses	(853)	4,849	1,684
Deferred revenue	(24)	(509)	71
Other liabilities	6,081	1,393	2,087

Net cash provided by operating activities	19,896	26,189	19,655

Cash flows from investing activities:
Capital expenditures	(13,481)	(10,173)	(8,680)
Proceeds from sale of property and equipment	32	93	92
Increase in restricted cash	—	(9,225)	(775)

Net cash used by investing activities	(13,449)	(19,305)	(9,363)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	36,398	137	16
Payment of preferred stock dividends	(197)	—	—
Subsidiary distributions to non-controlling interest	(271)	(335)	(496)
Redemption of redeemable, non-controlling interest	(4,651)	(4,763)	(6,745)
Proceeds from borrowings	11,067	35,000	9,868
Repayments of long-term debt	(8,811)	(40,440)	(3,864)
Payments of financing fees	(55)	(373)	(448)

Net cash provided (used) by financing activities	33,480	(10,774)	(1,669)

Net increase (decrease) in cash and cash equivalents	39,927	(3,890)	8,623

Cash and cash equivalents:
Balance, January 1,	11,379	15,376	6,864
Changes in foreign currency translation	(871)	(107)	(111)

Balance, December 31,	$50,435	$11,379	$15,376

Supplemental disclosures:
Income taxes paid	$4,444	$2,243	$1,124
Interest paid — other	$1,547	$1,240	$1,790
Interest paid — stockholders	$—	$5,708	$—
Non-cash investing — capital expenditures	$1,162	$1,657	$1,337

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Total
			Additional		Accumulated Other	RigNet, Inc.	Non-Redeemable,	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
	(In thousands)

Balance, January 1, 2008	5,300	$5	$20,438	$(21,987)	$293	$(1,251)	$74	$(1,177)
Issuance of common stock upon the exercise of stock options	3	—	16	—	—	16	—	16
Preferred stock dividends	—	—	(3,227)	—	—	(3,227)	—	(3,227)
Stock-based compensation	—	—	231	—	—	231	—	231
Foreign currency translation	—	—	—	—	(848)	(848)	—	(848)
Adjustment to redemption value of non-controlling interest	—	—	(9,369)	—	—	(9,369)	—	(9,369)
Redemption of non-controlling interest	—	—	—	6,656	—	6,656	—	6,656
Non-controlling owner distributions	—	—	—	—	—	—	(236)	(236)
Warrants issued	—	—	3,214	—	—	3,214	—	3,214
Net income	—	—	—	8,406	—	8,406	235	8,641

Balance, December 31, 2008	5,303	5	11,303	(6,925)	(555)	3,828	73	3,901
Issuance of common stock upon the exercise of stock options	15	—	137	—	—	137	—	137
Preferred stock dividends	—	—	(2,100)	—	—	(2,100)	—	(2,100)
Stock-based compensation	—	—	277	—	—	277	—	277
Foreign currency translation	—	—	—	—	1,496	1,496	—	1,496
Adjustment to redemption value of non-controlling interest	—	—	(96)	—	—	(96)	—	(96)
Non-controlling owner distributions	—	—	—	—	—	—	(224)	(224)
Net income (loss)	—	—	—	(19,922)	—	(19,922)	292	(19,630)

Balance, December 31, 2009	5,318	5	9,521	(26,847)	941	(16,380)	141	(16,239)
Issuance of common stock upon the exercise of stock options and warrants	449	1	9	—	—	10	—	10
Preferred stock dividends	—	—	(3,164)	—	—	(3,164)	—	(3,164)
Conversion of preferred stock	5,661	6	67,930	—	—	67,936	—	67,936
Sale of common stock	3,333	3	35,435	—	—	35,438	—	35,438
Stock-based compensation	—	—	437	—	—	437	—	437
Foreign currency translation	—	—	—	—	(936)	(936)	—	(936)
Adjustment to redemption value of non-controlling interest	—	—	(50)	—	—	(50)	—	(50)
Non-controlling owner distributions	—	—	—	—	—	—	(271)	(271)
Net income (loss)	—	—	—	(15,593)	—	(15,593)	292	(15,301)

Balance, December 31, 2010	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Business and Summary of Significant Accounting Policies

Nature of Business

RigNet, Inc. (the Company or RigNet) provides remote communication services for the oil and gas industry through a controlled and managed Internet Protocol/Multiprotocol Label Switching (IP/MPLS) global network, enabling drilling contractors, oil companies and oilfield service companies to communicate more effectively. The Company provides its customers with voice, fax, video and data services in real-time between remote sites and home offices throughout the world, while the Company manages and operates the infrastructure from its land-based Network Operations Center.

The Company’s corporate offices are located in Houston, Texas. The Company serves the owners and operators of offshore drilling rigs and production facilities, land rigs, remote offices and supply bases in approximately 30 countries including the United States, Mexico, Qatar, Saudi Arabia, Singapore and Australia.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), RigNet Qatar, WLL (Qatar) and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2010 and 2009, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar of less than 3.0%. As of December 31, 2009, non-controlling interest also included the redeemable outside ownership of LandTel of 7.0%, which was acquired by RigNet in August 2010.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods, as well as certain financial statement disclosures. The estimates that are particularly significant to the financial statements include the Company’s valuation of goodwill, intangibles, preferred stock derivatives, stock-based compensation, tax valuation allowance and uncertain tax positions. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, future results could differ from these estimates. Further, volatile equity and energy markets combine to increase uncertainty in such estimates and assumptions. As such, estimates and assumptions are adjusted when facts and circumstances dictate and any changes will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on-hand and highly-liquid investments purchased with maturities of three months or less.

Restricted Cash

At December 31, 2010 and 2009, the Company had $10.0 million in restricted cash to satisfy credit facility requirements, of which $7.5 million was non-current. The restricted cash is in the form of minimum

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required balances in two of its bank accounts. Should the balances of such accounts be lower than the required minimum balances, the Company would be in violation of its debt covenant for restricted cash.

Accounts Receivable

Trade accounts receivable are recognized as customers are billed in accordance with customer contractual agreements. The Company reports an allowance for doubtful accounts for probable credit losses existing in accounts receivable. Management determines the allowance based on a review of currently outstanding receivables and the Company’s historical write-off experience. Significant individual receivables and balances which have been outstanding greater than 90 days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Property and Equipment

Property and equipment, which consists of (i) telecommunication and computer equipment and (ii) furniture and other, is stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to seven years. The Company assesses property and equipment for impairment when events indicate the carrying value exceeds fair value. Maintenance and repair costs are charged to expense when incurred.

Derivatives

All contracts are evaluated for embedded derivatives which are bifurcated when (i) the economic characteristics and risks of such instruments are not clearly and closely related to the economic characteristics and risks of the preferred stock agreement, (ii) the contract is not already reported at fair value and (iii) such instruments meet the definition of a derivative instrument and are not scope exceptions under the Financial Accounting Standards Board’s (FASB) guidance on derivatives and hedging.

Prior to the Company’s initial public offering completed on December 20, 2010 (IPO) and as of December 31, 2009 and 2008, the Company had identified embedded derivative features within its preferred stock agreements which qualified as derivatives and are reported separately from preferred stock. Fair values of these derivatives were determined using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated at the end of each reporting period using the Company’s most recent forecast and its weighted average cost of capital. The market approach used a market multiple on the related cash generated from operations. Significant estimates for determining fair value included cash flow forecasts, the Company’s weighted average cost of capital, projected income tax rates and market multiples.

In connection with the IPO, preferred stock derivatives were settled upon conversion of preferred stock to common stock, therefore, no derivatives were outstanding at December 31, 2010 (see Note 2 — Initial Public Offering, Reverse Stock Split, Preferred Stock and Warrants).

Intangibles

Intangibles consist of brand names and customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from four to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of December 31, 2010.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill relates to the acquisitions of LandTel and OilCamp as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2010. This test resulted in no impairment. No additional impairment indicators have been identified through December 31, 2010. As of December 31, 2010 and 2009, goodwill was $13.8 million and $13.9 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

During 2009, the Company identified a triggering event associated with the significant decline in land-based drilling activity for which an impairment test was performed as of June 30, 2009. The Company recognized a $2.9 million impairment of goodwill within its U.S. land reporting unit as a result of such test. Subsequently, the Company performed its annual impairment test on July 31, 2009 which identified no additional impairment indicators.

Goodwill impairment is determined using a two-step process. The first step of the impairment test is used to identify potential impairment by comparing the fair value of each reporting unit to the book value of the reporting unit, including goodwill. Fair value of the reporting unit is determined using a combination of the reporting unit’s expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using the Company’s most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s cash generated from operations. Significant estimates for each reporting unit included in the Company’s impairment analysis are cash flow forecasts, the Company’s weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of the reporting units and result in an impairment of goodwill in a future period.

If the fair value of a reporting unit is less than its book value, goodwill of the reporting unit is considered to be impaired and the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in the same manner as a purchase price allocation. Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined.

Long-Term Debt

Long-term debt is recognized in the consolidated balance sheets, net of costs incurred, in connection with obtaining debt financing. Debt financing costs are deferred and reported as a reduction to the principal amount of the debt. Such costs are amortized over the life of the debt using the effective interest rate method and included in interest expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax assessed and collected on behalf of a governmental authority. Such tax is then remitted directly to the appropriate jurisdictional entity.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation based on the calculated fair value of options on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility of the Company’s stock and dividend yield of the option. The Company’s policy is to recognize compensation expense for service-based awards on straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

Taxes

Current income taxes are provided based on the tax laws and rates in effect in the jurisdictions and countries that the Company operates in and revenue is earned. Deferred income taxes reflect the tax effect of net operating losses, foreign tax credits and the tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. U.S. federal deferred tax liabilities are recorded for the unremitted earnings of foreign subsidiaries that are not permanently reinvested, net of potential foreign tax credits; otherwise, no U.S federal deferred taxes are provided on foreign subsidiaries. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. In the normal course of business, the Company prepares and files tax returns based on interpretation of tax laws and regulations, which are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. The Company evaluates its tax positions and recognizes only tax benefits for financial purposes that, more likely than not, will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

The Company has elected to include income tax related interest and penalties as a component of income tax expense.

Foreign Currency Translation

The U.S. dollar serves as the currency of measurement and reporting for the Company’s consolidated financial statements. Functional currencies of the Company’s subsidiaries of RigNet AS, OilCamp Limited and RigNet Australia Pty Ltd are Norwegian kroner, British pound sterling and Australian dollar, respectively. Functional currencies of all the Company’s other subsidiaries are U.S. dollar.

Transactions occurring in currencies other than the functional currency of a subsidiary have been converted to the functional currency of that subsidiary at the exchange rate in effect at the transaction date with resulting gains and losses included in current earnings. Carrying values of monetary assets and liabilities in functional currencies other than U.S. dollars have been translated to U.S. dollars based on the U.S. exchange rate at the balance sheet date and the resulting foreign currency translation gain or loss is included in comprehensive income (loss) in the accompanying financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

A reclassification has been made to the prior year’s Notes to the Consolidated Financial Statements to conform to the 2010 presentation. Within the Note 6 — Property and Equipment, rig-based telecommunication equipment and computer equipment have been combined to present telecommunication and computer equipment.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued the additional guidance Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This guidance establishes principles and requirements for how an acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any non-controlling interest in the acquiree. This guidance also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. The Company adopted the guidance effective January 1, 2010, which resulted in no material effect on the Company’s financial position, cash flow, or results of operations. During 2010, the Company engaged in no business combinations.

In June 2009, the FASB issued amended guidance Consolidation of Variable Interest Entities. This guidance amends certain guidance in previous accounting literature regarding the consolidation of variable interest entities to eliminate the exemption for special purpose entities, require a new qualitative approach for determining who should consolidate a variable interest entity and change the requirement for when to reassess who should consolidate the variable interest entity. The Company adopted the guidance effective January 1, 2010, which resulted in no material effect on the Company’s financial position, cash flow, or results of operations.

In January 2010, the FASB issued guidance Improving Disclosures about Fair Value Measurements, which amends Topic 820-10, Fair Value Measurement and Disclosures— Overall. This guidance requires new disclosures regarding fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009. The Company adopted this new guidance effective January 1, 2010, which did not have a material impact on the Company’s financial position, cash flow, or results of operations.

In December 2010, the FASB issued guidance Business Combinations — Disclosure of Supplementary Pro Forma Information for Business Combinations. This guidance applies to any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. This guidance requires that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The provisions of this guidance are to be applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company will adopt this guidance for all acquisitions occurring after January 1, 2011. The Company currently has no pending or probable business combinations and, as such, cannot yet determine the potential implementation effect of this standard.

Note 2 —	Initial Public Offering, Reverse Stock Split, Preferred Stock and Warrants

Initial Public Offering

On December 20, 2010, the Company completed an IPO consisting of 5,000,000 shares of common stock priced at $12.00 per share. The total shares sold in the offering consisted of 1,666,666 shares sold by selling stockholders and 3,333,334 shares issued and sold by the Company.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the IPO, the Company received net proceeds of approximately $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million, of which $0.8 million was paid during the twelve months ended December 31, 2010 with the balance paid during 2011. From these net proceeds, the Company used $0.2 million to compensate our key employees, including executive officers and $0.2 million was used to pay accrued and unpaid dividends on preferred shares that were converted in connection with the IPO. The Company anticipates that the remaining net proceeds will be used for capital expenditures, working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. However, RigNet has no agreements or commitments for any specific acquisitions at this time.

On January 6, 2011, an additional 250,000 shares of common stock were sold by selling stockholders and an additional 500,000 shares of common stock were sold by the Company in connection with the exercise of the underwriters’ over-allotment option. See Note 17 — Subsequent Events.

Reverse Stock Split

On November 24, 2010, the Company affected a 4-to-1 reverse stock split of the Company’s common stock. The consolidated financial statements as of and for the years ended December 31, 2009 and 2008 give retroactive effect to the reverse stock split. As such, the Company has 190.0 million shares of common stock authorized with a par value of $0.001 per share. As of December 31, 2010 and 2009, the Company had common stock issued and outstanding of 14.8 million and 5.3 million, respectively.

Preferred Stock

In connection with the IPO in December 2010, the Company converted all preferred stock to 3,470,224 shares of common stock, settled preference rights through the issuance of 1,678,065 shares of common stock, and redeemed accrued dividends through the payment of $0.2 million in cash and issuance of 513,003 shares of common stock in connection with the Company’s IPO. Prior to the IPO, conversion and redemption rights associated with preferred stock were bifurcated based on an analysis of the features of the preferred stock agreements (Series A, B, and C Preferred Stock), classified as non-current and reported at approximate fair value.

RigNet is authorized to issue ten million shares of preferred stock. As of December 31, 2010, no shares of preferred stock were outstanding.

Warrants

The Company issued warrants in conjunction with certain financing arrangements, which were exercisable upon issuance. Detachable warrants are accounted for separately from the debt security as additional paid-in capital. The allocation is based on the relative fair value of the warrant compared to the total fair value of the two securities at the time of issuance. Fair values of instruments were determined using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using the Company’s most recent forecast and the weighted average cost of capital. The market approach uses a market multiple on the related cash generated from operations. Significant estimates for determining fair value included cash flow forecasts, the Company’s weighted average cost of capital, projected income tax rates and market multiples. Fair value calculations also consider the fair value of the Company’s common stock at the grant date, exercise price of the warrants, expected volatility, expected term, risk-free interest rate and dividend yield.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assumptions used for warrants issued in the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	47.5%	60.0%	42.0%
Expected term (in years)	0.3	1.5	3.0
Risk-free interest rate	0.2%	0.9%	1.0%
Dividend yield	—	—	—

RigNet has warrants outstanding with exercise prices of $0.04 and $7.00 per share. The following table summarizes the Company’s warrant activity for the years ended December 31, 2010, 2009 and 2008:

		Weighted
	Number of	Average
	Underlying	Exercise
	Shares	Price
	(In thousands)

Outstanding, January 1, 2008	1,242	$5.91
Issued	726	$0.04
Exercised	—	$—

Outstanding, December 31, 2008	1,968	$3.74
Issued	7	$0.04
Exercised	—	$—

Outstanding, December 31, 2009	1,975	$3.73
Issued	22	$0.04
Exercised	(432)	$0.04

Outstanding, December 31, 2010	1,565	$4.70

The weighted average remaining life in years of outstanding warrants as of December 31, 2010, 2009 and 2008 was 5.0, 5.7 and 6.7 years, respectively.

Note 3 —	Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 7 — Long-Term Debt). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and,

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consequently, the Company does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) on the Consolidated Statements of Stockholders’ Equity.

Credit Risk

Credit risk, with respect to accounts receivable, is due to the limited number of customers concentrated in the oil and gas industry. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The evaluations include a review of customer credit reports and past transaction history with the customer. The Company provides an allowance for doubtful accounts which is adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations or as a result of changes in the overall aging of accounts receivable.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Accounts receivable	$18,592	$15,349	$19,181

Allowance for doubtful accounts, January 1,	(2,620)	(2,735)	(3,287)
Current year provision for doubtful accounts	—	(296)	491
Write-offs	—	411	61

Allowance for doubtful accounts, December 31,	(2,620)	(2,620)	(2,735)

Accounts receivable, net	$15,972	$12,729	$16,446

During 2010 and 2009, the Company had one significant customer comprising 10.6% and 10.9% of its revenue, respectively. The Company had no significant customers in 2008.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2010, 2009 or 2008. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7 — Long-Term Debt).

Note 4 —	Acquisitions

Prior to 2009, the Company had acquired an 85.7% controlling interest in LandTel resulting in a 14.3% redeemable, non-controlling interest in LandTel. In connection with this acquisition, the Company entered into an agreement which provided the non-controlling interest owners a right to sell their interest in LandTel to the Company, with a purchase price determinable based on an agreed-upon formula.

In February 2009, the Company acquired 7.3% of the redeemable, non-controlling interest for $4.8 million in cash. In August 2010, the Company acquired the remaining redeemable non-controlling interest for $4.7 million in cash. As of December 31, 2010, LandTel is a wholly owned subsidiary.

The Company uses the acquisition method of accounting for acquisitions of non-controlling interest. Under the acquisition method, purchases or sales of non-controlling equity interests that do not result in a change in control are accounted for as equity transactions. As such, the underlying asset and liability balances did not change for these acquisitions of non-controlling interest.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles redeemable, non-controlling interest for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance, January 1,	$4,576	$9,344	$5,525
Adjustment to redemption value	50	96	9,369
Acquisition of non-controlling interest	(4,651)	(4,763)	(7,005)
Non-controlling owner distributions	—	(111)	(260)
Net income	25	10	1,715

Balance, December 31,	$—	$4,576	$9,344

Note 5 —	Goodwill and Intangibles

Goodwill

Goodwill consists of amounts recognized from the acquisitions of LandTel, included in the U.S. land reporting segment, and OilCamp, included in the eastern hemisphere reporting segment. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquirees and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reporting unit, as of and for the years ended December 31, 2010 and 2009 are as follows:

	Eastern
	Hemisphere	U.S. Land	Total
	(In thousands)

Balance, January 1, 2009	$2,474	$13,791	$16,265
Impairment of goodwill	—	(2,898)	(2,898)
Foreign currency translation	520	—	520

Balance, December 31, 2009	2,994	10,893	13,887
Foreign currency translation	(46)	—	(46)

Balance, December 31, 2010	$2,948	$10,893	$13,841

The impairment loss of $2.9 million reported in 2009 equals the excess of the carrying amount of goodwill over its implied fair value as calculated in Step 2 of the interim impairment test conducted as of June 30, 2009. As of December 31, 2010, no other impairment of goodwill has been reported by the Company.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangibles

Intangibles consist of brand names and customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The following table reflects intangibles activities for the years ended December 31, 2010, 2009 and 2008:

		Customer
		Relation-
	Brand Name	ships	Software	Total
	(In thousands)

Intangibles acquired	$3,987	$7,770	$503	$12,260
Accumulated amortization and foreign currency translation, January 1, 2008	(1,299)	(1,273)	(99)	(2,671)

Balance, January 1, 2008	2,688	6,497	404	9,589
Acquisition of non-controlling interest	61	2,008	—	2,069
Additions	—	—	301	301
Amortization expense	(901)	(810)	(298)	(2,009)
Foreign currency translation	(96)	(138)	—	(234)

Balance, December 31, 2008	1,752	7,557	407	9,716
Additions	—	—	192	192
Amortization expense	(1,043)	(859)	(118)	(2,020)
Foreign currency translation	160	324	—	484

Balance, December 31, 2009	869	7,022	481	8,372
Additions	—	—	571	571
Amortization expense	(860)	(907)	(170)	(1,937)
Foreign currency translation	(9)	(223)	(8)	(240)

Balance, December 31, 2010	$—	$5,892	$874	$6,766

The Company estimates the lives of the brand name, customer relationships and software at four years, eight to nine years and five years, respectively. The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2011	$1,155
2012	1,155
2013	1,155
2014	1,155
2015	1,104
Thereafter	1,042

$6,766

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Property and Equipment

Property and equipment consists of the following:

	Estimated	December 31,
	Lives	2010	2009
	(In years)	(In thousands)

Telecommunication and computer equipment	1 - 5	$72,597	$59,830
Furniture and other	5 - 7	2,027	2,221

		74,624	62,051
Less: Accumulated depreciation		(48,244)	(35,040)

		$26,380	$27,011

Depreciation expense associated with property and equipment was $13.1 million, $10.3 million and $8.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 7 —	Long-Term Debt

As of December 31, 2010 and 2009, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2010	2009
	(In thousands)

Term loan, net of unamortized deferred financing costs	$32,034	$29,681
Equipment notes	105	5

	32,139	29,686
Less: Current maturities of long-term debt	(8,655)	(8,664)

	$23,484	$21,022

Term Loan

In May 2009, the Company entered into a $35.0 million term loan (Term Loan) with two participating financial institutions. In August 2010, the Company amended the Term Loan to increase the principal balance by $10.0 million.

In November 2010, the Company further amended the Term Loan providing for a draw feature (Draw Feature) under which the Company may borrow up to an additional $5.5 million to be used solely for purchases of equipment through May 9, 2011. Under the terms of this amendment, the Company may draw 75% of the cost of the equipment from the bank with 25% being funded from available cash and cash equivalents.

As of December 31, 2010, the Term Loan had outstanding principal of $32.2 million, of which $1.1 million was drawn under the Draw Feature.

The Term Loan is secured by substantially all the assets of the Company and bears interest at a rate ranging from 4.3% to 5.3%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of approximately $2.2 million, with the balance due May 31, 2012. The weighted average interest rate for the year ended December 31, 2010 was 5.1%, with an interest rate of 5.0% at December 31, 2010. At December 31, 2009, $29.9 million was outstanding, with an interest rate of 5.0%.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Equipment Notes

In December 2010, the Company acquired computer equipment under a three-year note in the amount of $0.1 million, with an interest rate of 5.5%. The Company had various equipment notes payable outstanding at December 31, 2009 totaling approximately $5,000 that were repaid during 2010.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. The Term Loan also requires maintenance of a restricted cash balance. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2010 and 2009, the Company was in compliance with all covenants.

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and amendments thereto, which were capitalized and reported as a reduction to long-term debt and current maturities of long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2010 and 2009, deferred financing cost amortization of $0.1 million is included in interest expense in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). During 2009, the Company wrote-off $0.4 million of remaining deferred financing costs related to the repayment of a subsidiary term loan and credit facility in May 2009.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2011	$8,655
2012	23,456
2013	28

Total debt, including current maturities	$32,139

Note 8 —	Operating Leases and Commercial Commitments

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2015. The Company recognized expense under operating leases of $1.2 million, $0.9 million and $0.9 million for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, future minimum lease obligations were as follows (in thousands):

2011	$1,225
2012	789
2013	665
2014	310
2015	146

$3,135

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of December 31, 2010, the Company had the following commercial commitments related to satellite and network services (in thousands):

2011	$10,407
2012	6,694
2013	5,042
2014	1,272
Thereafter	—

$23,415

Note 9 —	Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the years ended December 30, 2010 and 2009 were $0.6 million and $0.1 million, respectively, for services performed by the Company in the ordinary course of business. Revenue from this corporation was nominal for the year ended December 31, 2008.

Additionally, during the year ended December 31, 2010, the Company had related party transactions with stockholders related to the conversion of preferred stock to common stock and dividends paid on preferred stock (see Note 2 — Initial Public Offering, Reverse Stock Split, Preferred Stock and Warrants). During the years ended December 31, 2009 and 2008, the Company had the following related party transactions with stockholders, including members of the Company’s Board of Directors:

	Year Ended December 31,
	2009	2008
	(In thousands)

Stockholder notes:
Issuance of notes to other stockholders	$—	$2,786
Repayment of notes to officers	$200	$—
Repayment of notes to other stockholders	$8,379	$—
Warrants:
Exercise price of $0.04, expiring December 31, 2015
Issuance of 11,853 warrants to officers	$—	$53
Issuance of 706,897 warrants to other stockholders	$—	$3,161
Interest expense related to stockholder notes:
Accrued and imputed interest expense	$3,214	$309
Payment of interest	$5,708	$—

Note 10 —	Fair Value Measurements

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value.

•	Restricted Cash — Reported amounts approximate fair value.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions.

•	Preferred Stock Derivatives — Conversion and redemption rights associated with preferred stock, which were bifurcated based on an analysis of the features in relation to the preferred stock agreements (Series A, B, and C Preferred Stock), classified as non-current and reported at approximate fair value as of December 31, 2009. All preferred stock derivatives were settled immediately prior to the Company’s IPO in December 2010 (see Note 2 — Initial Public Offering, Reverse Stock Split, Preferred Stock and Warrants).

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. For items that are not actively traded, fair value reflects the price in a transaction with a market participant, including an adjustment for risk, not just the mark-to-market value. The fair value measurement standard establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the table below, the hierarchy consists of three broad levels:

Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority.

Level 2 — Inputs are observable inputs other than quoted prices considered Level 1. Level 2 inputs are market-based and are directly or indirectly observable, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or valuation techniques whose inputs are observable. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Level 3 — Inputs are unobservable (meaning they reflect the Company’s assumptions regarding how market participants would price the asset or liability based on the best available information) and therefore have the lowest priority. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. RigNet believes it uses appropriate valuation techniques, such as market-based valuation, based on the available inputs to measure the fair values of its assets and liabilities. The Company’s valuation technique maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The Company had no derivatives as of December 31, 2010. Derivatives not designated as hedging instruments as of December 31, 2009 consisted of preferred stock conversion and redemption rights of

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$30.4 million, which were accounted for at fair value based on level 3 inputs. The fair value of preferred stock derivative liabilities classified as Level 3 changed as follows during 2010, 2009, and 2008:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance, January 1,	$30,446	$8,413	$9,808
Unrealized (gains) losses included in earnings	17,190	21,009	(2,461)
Derivative related to preferred stock dividends	2,108	1,024	1,066
Conversion of preferred stock	(49,744)	—	—

Balance, December 31,	$—	$30,446	$8,413

Dividends were paid on Series B and C Preferred stock in the form of additional shares, each with conversion rights, which are bifurcated and reported at fair value (see Note 2 — Initial Public Offering, Reverse Stock Split, Preferred Stock and Warrants). The Level 3 amounts representing the change in fair value of derivatives included in the Company’s Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009 and 2008, were $(17.2) million, $(21.0) million, and $2.5 million, respectively.

The Company’s non-financial assets, such as goodwill, intangibles and property and equipment, are measured at fair value when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. Such impairment charges incorporate fair value measurements based on level 3 inputs. See Note 5 — Goodwill and Intangibles, for discussion of an impairment of goodwill reported in 2009.

Note 11 —	Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Taxes

The Internal Revenue Service (IRS) is currently performing an audit of the Company’s 2008 income tax return. It is unclear if the audit and the appeals process will be completed within the next twelve months and the Company is unable to quantify the expected settlement or outcome of the audit at this time as the IRS has not notified the Company of all potential issues. The Company does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

Note 12 —	Stock-Based Compensation

The Company has three stock-based compensation plans as described below.

2010 Omnibus Incentive Plan

In May 2010, the Board of Directors adopted the 2010 Omnibus Incentive Plan (2010 Plan). Under the 2010 Plan, the Board of Directors or its designated committee is authorized to issue awards representing a total of three million shares of common stock to certain directors, officers and employees of the Company. Awards may be in the form of new stock incentive awards or options including (i) incentive or non-qualified

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance stock, (vi) performance units, (vii) director awards (viii) annual cash incentive awards, (ix) cash-based awards, (x) substitution awards or (xi) other stock-based awards, as approved by the Board of Directors or its designated committee. The stock incentive awards and options granted under the 2010 plan will generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors or its designated committee at the date of grant, but not more than ten years from such grant date. As of December 31, 2010, no awards have been granted under the 2010 Plan.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2010, giving effect to the reverse stock split, the Company has issued 981,125 options under the 2006 Plan, of which 24,686 options have been exercised, 183,439 options have been returned or forfeited and 773,000 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

2001 Stock Option Plan

The 2001 Performance Stock Option Plan (2001 Plan) was authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. Options granted under the 2001 Plan vest either (a) over a four-year term, with 25.0% of the options vesting on each of the first four anniversary dates of the grant or (b) over a three-year term, with 25.0% of the options vesting 30 days after the grant date and 25.0% vesting on each of the first three anniversary dates of the grant. Vested options, which have not been forfeited, are exercisable in whole or in part during the option term, which does not exceed ten years. The 2001 Plan authorized the issuance of 0.6 million options. As of December 31, 2010, giving effect to the reverse stock split, the Company has issued 130,967 options under the 2001 Plan, of which 71,432 options have been exercised, 22,660 options have been returned and 36,875 options are outstanding. The Company will issue no additional options under the 2001 Plan as the Company’s Board of Directors has resolved to freeze the 2001 Plan.

There are no dividends related to stock options or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2010, 2009 and 2008 was $0.4 million, $0.3 million and $0.2 million, respectively, and accordingly, reduced income for each period.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2010, 2009 and 2008. As of December 31, 2010 and 2009, there were $0.8 million and $0.6 million, respectively, of total unrecognized compensation cost related to unvested options granted and expected to vest, under the 2006 Plan and the 2001 Plan. This cost is expected to be recognized on a remaining weighted-average period of three years.

All equity instruments granted under the 2006 Plan and the 2001 Plan are settled in stock. The Company did not issue fractional shares nor pay cash in lieu of fractional shares and currently do not have any awards

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounted for as a liability. The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility — based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term — expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate — risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield — expected dividends based on the Company’s historical dividend rate at the date of grant

The assumptions used for grants made in the years ended December 31, 2010, 2009 and 2008 were as follows:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	58%	42% - 60%	35% - 42%
Expected term (in years)	4	4	4
Risk-free interest rate	2.7%	2.2 - 3.1%	2.6 - 3.3%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2010, 2009 and 2008 was $3.92, $2.92 and $1.22, respectively. The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
	(In thousands, except per share amounts)

Balance, January 1,	743	$6.79	604	$7.43	534	$6.97
Granted	137	$8.48	194	$5.32	133	$9.75
Exercised	(17)	$0.57	(16)	$8.99	(3)	$5.67
Forfeited	(53)	$7.85	(39)	$8.57	(60)	$8.56
Expired	—	$—	—	$—	—	$—

Balance, December 31,	810	$7.13	743	$6.79	604	$7.43

Exercisable, December 31,	416	$6.92	287	$6.51	177	$5.94

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Intrinsic value of options exercised	$197	$32	$1
Fair value of options vested	$332	$234	$212

The weighted average remaining contractual term in years for stock options outstanding as of and for the years ended December 31, 2010, 2009 and 2008 was 7.0, 7.6 and 8.1 years, respectively. At December 31,

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010 options vested and expected to vest totaled 0.8 million with options available for grant of approximately 3.0 million.

The following is a summary of changes in unvested options as of and for the years ended December 31, 2010, 2009 and 2008:

		Weighted Average
	Number of	Grant Date Fair
	Underlying Shares	Value
	(In thousands)

Unvested options, January 1, 2008	479	$1.69
Granted	133	$1.22
Vested	(129)	$1.65
Forfeited	(58)	$1.49

Unvested options, December 31, 2008	425	$1.58
Granted	194	$2.92
Vested	(147)	$1.59
Forfeited	(16)	$1.49

Unvested options, December 31, 2009	456	$2.14
Granted	137	$3.91
Vested	(167)	$1.99
Forfeited	(32)	$2.06

Unvested options, December 31, 2010	394	$2.82

Note 13 —	Income (Loss) per Share

Basic earnings per share (EPS) are computed by dividing net income (loss) attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the conversion of preferred stock, exercise of stock options, exercise of warrants or satisfaction of necessary conditions for contingently issuable shares. Diluted EPS is computed by dividing net income (loss) attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. The following table provides a reconciliation of the

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to RigNet, Inc. common stockholders:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income (loss) attributable to RigNet, Inc. stockholders	$(15,593)	$(19,922)	$8,406
Less: Dividends accrued on preferred stock	1,056	1,076	2,161
Less: Derivatives related to preferred stock dividends (See Note 10-Fair Value Measurements)	2,108	1,024	1,066
Less: Adjustment to redeemable, non-controlling interest redemption value (See Note 4-Acquisitions)	50	96	9,369

Net income (loss) attributable to RigNet, Inc. common stockholders	$(18,807)	$(22,118)	$(4,190)

Weighted average shares outstanding, basic	5,571	5,312	5,301
Effect of dilutive securities	—	—	—

Weighted average shares outstanding, diluted	5,571	5,312	5,301

All equivalent units were anti-dilutive for the years ended December 31, 2010, 2009 and 2008. Anti-dilutive share equivalents excluded from the earnings per share computations totaled 4.8 million, 4.4 million and 4.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, and related to outstanding preferred shares, options and warrants.

Note 14 —	Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. The Company’s reportable segments are business units which operate in different regions and are each managed separately. Accordingly, the Company has three reportable segments:

•	Eastern Hemisphere. Our eastern hemisphere segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our eastern hemisphere segment services are performed out of our Norway, Qatar, United Kingdom and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the U.K., Norway and West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our western hemisphere segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our western hemisphere segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily off the coasts of the United States, Mexico and Brazil, and within the Gulf of Mexico, but excluding land rigs and other land-based sites in North America.

•	U.S. Land. Our U.S. land segment provides remote communications services for drilling rigs and production facilities located onshore in North America. Our U.S. land segment services are performed out of our Louisiana based office for customers and rig sites located in the continental United States.

Corporate and eliminations primarily represents unallocated corporate office activities, derivative valuation adjustments, interest expenses, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s business segment information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(In thousands)

2010
Total revenue	$61,390	$19,012	$12,845	$(326)	$92,921
Total expenses	38,868	15,255	12,645	13,553	80,321
Interest expense	—	(10)	(83)	(1,525)	(1,618)
Other income (expense), net	(119)	(396)	17	99	(399)
Income tax expense	—	—	—	(8,669)	(8,669)
Net income (loss)	22,403	3,351	134	(41,164)	(15,276)
Total assets	45,016	54,589	25,574	4,606	129,785
Capital expenditures	6,532	5,515	963	81	13,091
2009
Total revenue	$60,917	$11,222	$9,850	$(1,053)	$80,936
Total expenses	35,959	9,103	14,045	10,141	69,248
Interest expense	(345)	—	(455)	(4,346)	(5,146)
Other income (expense), net	342	(84)	43	3	304
Income tax expense	—	—	—	(5,457)	(5,457)
Net income (loss)	24,711	2,205	(4,532)	(42,004)	(19,620)
Total assets	42,934	21,859	25,661	(1,644)	88,810
Capital expenditures	1,168	9,160	29	135	10,492
2008
Total revenue	$54,586	$12,225	$23,047	$51	$89,909
Total expenses	35,881	9,609	16,502	11,703	73,695
Interest expense	(309)	—	(1,356)	(799)	(2,464)
Other income (expense), net	(1,984)	47	31	1,933	27
Income tax expense	—	—	—	(5,882)	(5,882)
Net income (loss)	16,506	2,569	5,220	(13,939)	10,356
Capital expenditures	5,749	2,390	1,308	2	9,449

The Company provides customers with two primary product lines — onshore communications and offshore communications. Onshore communication products are represented by the U.S. land segment. The majority of the eastern hemisphere segment and western hemisphere segment operations relates to offshore communication products primarily provided to jackup, semi-submersible and drillship rigs.

For the years ended December 31, 2010, 2009 and 2008, the Company earned revenue from both our domestic and international operations as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Domestic	$25,957	$18,045	$33,953
International	66,964	62,891	55,956

Total	$92,921	$80,936	$89,909

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 15 —	Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Current:
Federal	$—	$42	$93
State	9	72	508
Foreign	3,727	4,791	3,186

Total current	3,736	4,905	3,787

Deferred:
Federal	3,046	(841)	1,731
State	157	(123)	(53)
Foreign	1,730	1,516	417

Total deferred	4,933	552	2,095

Income tax expense	$8,669	$5,457	$5,882

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Income (loss) before income taxes:
United States	$(25,314)	$(34,050)	$3,355
Foreign	18,707	19,887	12,883

	$(6,607)	$(14,163)	$16,238

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

United States statutory federal income tax rate	$(2,312)	$(4,957)	$5,683
Non-deductible expenses	910	3,021	1,617
Non-deductible financial expenses	6,016	7,197	(862)
U.S. tax on foreign earnings, net of tax credits	5,376	1,756	—
Changes in valuation allowances	(2,927)	705	624
Tax credits	(1,081)	(2,048)	(2,442)
State taxes	(163)	(129)	450
Effect of operating in foreign jurisdictions	(1,471)	(714)	1,072
Non-controlling interest in U.S. subsidiary	(95)	(4)	(555)
Changes in prior year estimates	(88)	(969)	(1,811)
Changes in uncertain tax benefits	4,918	1,393	2,087
Revisions of deferred tax accounts	(517)	—	—
Other	103	206	19

Income tax expense	$8,669	$5,457	$5,882

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$56	$110
Federal, state and foreign tax credits	5,212	4,874
Depreciation and amortization	5,593	1,180
Allowance for doubtful accounts	1,375	503
Accruals not currently deductible	683	1,253
Other	155	541
Valuation allowance	(4,941)	(3,419)

Total deferred tax assets	8,133	5,042

Deferred tax liabilities:
Depreciation and amortization	(1,137)	(2,341)
Tax on foreign earnings	(5,030)	(1,756)
Other	(181)	(386)

Total deferred tax liabilities	(6,348)	(4,483)

Net deferred tax assets	$1,785	$559

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, on an as filed basis, the Company had a federal net operating loss carry forward of $3.8 million which will expire in varying amounts beginning in 2029, state net operating loss carry forwards of approximately $1.1 million which will expire in varying amounts beginning in 2024, and foreign net operating losses of $47,000 which expire in 2015. As of December 31, 2010, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $2 million which begin expiring in varying amounts in 2018. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2010, a valuation allowance of $4.9 million had been recorded for primarily US federal deferred tax assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits of $4.9 million have been provided on those foreign subsidiaries for which the undistributed earnings are no longer considered permanently reinvested as of December 31, 2010, due to the need to service the Company’s debt obligations. Other subsidiaries continue to have undistributed earnings which are considered permanently reinvested for which $1.7 million in U.S. federal deferred taxes, net of foreign tax credits, have not been recognized as of December 31, 2010.

During 2009 and 2010, the Company acquired the remaining non-controlling interest of LandTel. At the time of the acquisition in 2010, the Company recorded $4.2 million of deferred tax asset and related valuation allowance to additional paid in capital. This entry was necessary to account for the book versus tax basis difference in the assets as a result of the acquisition.

Because the Company records the valuation allowance on the net deferred tax asset, no provision is recorded for the deferred tax liability related to other comprehensive income. The future reversal of the valuation allowance related to other comprehensive income will be recorded in income tax expense.

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2010, 2009 and 2008, no amount has been included in the income tax payable accounts. The amount included in income tax expense not related to uncertain tax benefits for the year ending December 31, 2010, is $48,000.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2010, 2009 and 2008, the Company’s uncertain tax benefits totaling $11.3 million, $5.2 million and $3.8 million, respectively, are

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Balance, January 1,	$7,110	$4,040	$2,263
Additions for the current year tax	1,394	3,070	2,350
Additions related to prior years	2,453	—	—
Reductions related to prior years	(1,847)	—	(573)

Balance, December 31,	$9,110	$7,110	$4,040

As of December 31, 2010, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $7.8 million. In addition, as of December 31, 2010, the Company has recorded related assets, net of a valuation allowance of $2.6 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2010, 2009 and 2008, the Company has accrued penalties and interest of approximately $3.5 million, $1.9 million and $1.2 million, respectively. The Company has recognized $1.6 million, $0.7 million and $0.4 million of interest and penalties in income tax expense for the years ended December 31, 2010, 2009 and 2008, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Due to net operating losses, all of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2001.

Currently, the Company’s United States corporate tax filings are under review for the 2008 tax year. It is unclear if the audit and the appeals process will be completed within the next twelve months and the Company is unable to quantify the expected settlement or outcome of the audit at this time as the IRS has not notified the Company of all potential issues. RigNet does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 16 —	Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2010 and 2009 are as follows:

	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Revenue	$21,820	$22,550	$24,234	$24,317
Operating income	$1,867	$2,824	$3,888	$4,021
Net income (loss)	$(7)	$(11,052)	$482	$(4,699)
Net income (loss) attributable to RigNet, Inc. common stockholders	$(800)	$(11,941)	$(552)	$(5,514)
Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.15)	$(2.24)	$(0.10)	$(0.87)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.15)	$(2.24)	$(0.10)	$(0.87)

Weighted average shares outstanding, basic	5,318	5,319	5,319	6,321

Weighted average shares outstanding, diluted	5,318	5,319	5,319	6,321

	2009 Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

Revenue	$21,116	$19,764	$19,991	$20,065
Operating income	$4,595	$1,172	$3,638	$2,283
Net loss	$(1,334)	$(5,868)	$(5,573)	$(6,845)
Net loss attributable to RigNet, Inc. common stockholders	$(1,922)	$(6,448)	$(6,240)	$(7,508)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.36)	$(1.21)	$(1.17)	$(1.41)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.36)	$(1.21)	$(1.17)	$(1.41)

Weighted average shares outstanding, basic	5,303	5,312	5,316	5,317

Weighted average shares outstanding, diluted	5,303	5,312	5,316	5,317

During the quarters ended March 31, June 30, September 30 and December 31, 2010, the Company recorded a charge to net income (loss) of $0.2 million, $12.2 million, $0.0 million and $4.8 million, respectively, related to the increase in the fair value of derivatives embedded within its preferred stock. During the quarters ended March 31, June 30, September 30 and December 31, 2009, the Company recorded a charge to net income of $3.4 million, $3.4 million, $7.1 million and $7.1 million, respectively, related to the increase in the fair value of derivatives embedded within its preferred stock. In connection with the IPO completed in December 2010, preferred stock derivatives were settled upon conversion of preferred stock to common stock, therefore, no derivatives were outstanding at December 31, 2010. See Note 1 — Business and Summary of Significant Accounting Policies for the Company’s accounting policy related to derivatives.

Additionally, during the quarter ended June 30, 2009, the Company recorded a $2.9 million charge to net income (loss) for impairment of goodwill. See Note 1 — Business and Summary of Significant Accounting Policies for the Company’s accounting policy related to goodwill.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Subsequent Events

On January 6, 2011, the underwriters of the IPO exercised their over-allotment option for the sale of 750,000 shares of common stock at $12.00 per share. The total shares sold in the over-allotment offering included 250,000 common shares sold by selling stockholders and 500,000 common shares issued and sold by the Company. Net proceeds to the Company from the sale of shares in the over-allotment offering were $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million.

INDEX TO EXHIBITS

3	.1*	Amended and Restated Certificate of Incorporation
3	.2*	Amended and Restated Bylaws
4	.1*	Specimen certificate evidencing common stock
4	.2*	Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto
10	.1+*	2006 Long-Term Incentive Plan
10	.2+*	2010 Omnibus Incentive Plan
10	.3+*	Form of Option Award Agreement under the 2006 Plan
10	.4+*	Form of Incentive Stock Option Award Agreement under the 2010 Plan
10	.5+*	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan
10	.6*	Form of Indemnification Agreement entered into with each director and executive officer
10	.7+*	Employment Agreement between the Registrant and Mark Slaughter dated August 15, 2007, as amended
10	.8+*	Employment Agreement between the Registrant and Martin Jimmerson dated August 15, 2007, as amended
10	.9+*	Employment Agreement between the RigNet AS and Lars Eliassen dated June 1, 2010, as amended
10	.10*	Lease Agreement between RigNet Inc., a Texas corporation, and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended
10	.11*	Credit Agreement dated as of May 29, 2009 among RigNet, Inc., Bank of America Bank N.A., as administrative agent, and the lenders party thereto
10	.12*	First Amendment to Credit Agreement dated as of June 10, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto
10	.13*	Second Amendment to Credit Agreement dated as of August 19, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto
10	.14*	Employment Agreement between the Registrant and William Sutton dated May 18, 2010, as amended
10	.15*	Employment Agreement between the Registrant and Hector Maytorena dated May 18, 2010, as amended
10	.16*	Third Amendment to Credit Agreement dated as of November 9, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto
21.1		Subsidiaries of RigNet, Inc.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1		Consent of ODS Petrodata, Inc. dated March 14, 2011
99.2		Consent of Spears & Associates, Inc. dated March 14, 2011

*	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-169723), as amended.

+	Indicates management contract or compensatory plan.