Form 10-Q
period 2011-03-31
RigNet, Inc.
filed 2011-05-12
CIK 1162112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35003
RigNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0677208 (I.R.S. Employer Identification No.)

1880 S. Dairy Ashford, Suite 300 Houston, Texas (Address of principal executive offices)	77077-4760 (Zip Code)
Registrant’s telephone number, including area code: (281) 674-0100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At May 6, 2011, there were outstanding 15,394,950 shares of the registrant’s Common Stock.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
RIGNET, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,052	$50,435
Restricted cash	2,500	2,500
Accounts receivable, net	16,359	15,972
Prepaid expenses and other current assets	3,221	3,419

Total current assets	77,132	72,326
Property and equipment, net	27,584	26,380
Restricted cash	7,500	7,500
Goodwill	14,006	13,841
Intangibles	6,559	6,766
Deferred tax and other assets	3,227	2,972

TOTAL ASSETS	$136,008	$129,785

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,735	$4,868
Accrued expenses	7,053	6,624
Current maturities of long-term debt	8,659	8,655
Income taxes payable	5,002	4,751
Deferred revenue	1,124	1,305

Total current liabilities	26,573	26,203
Long-term debt	21,315	23,484
Deferred revenue	442	325
Deferred tax liability	631	631
Other liabilities	12,801	11,282

Total liabilities	61,762	61,925

Commitments and contingencies (Note 7)
Stockholders’ equity:
RigNet, Inc. stockholders’ equity
Preferred stock — $0.001 par value; 10,000,000 shares authorized; zero and zero shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock — $0.001 par value; 190,000,000 shares authorized; 15,399,784 and 14,760,687 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	15	15
Additional paid-in capital	115,785	110,118
Accumulated deficit	(42,465)	(42,440)
Accumulated other comprehensive income	830	5

Total RigNet, Inc. stockholders’ equity	74,165	67,698
Non-redeemable, non-controlling interest	81	162

Total stockholders’ equity	74,246	67,860

TOTAL LIABILITIES AND EQUITY	$136,008	$129,785

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
Revenue	$24,467	$21,820

Expenses:
Cost of revenue	11,173	10,272
Depreciation and amortization	3,512	3,951
Selling and marketing	462	466
General and administrative	6,266	5,264

Total expenses	21,413	19,953

Operating income	3,054	1,867
Other income (expense):
Interest expense	(446)	(412)
Other income (expense), net	(88)	(156)
Change in fair value of preferred stock derivatives	—	(240)

Income before income taxes	2,520	1,059
Income tax expense	(2,497)	(1,066)

Net income (loss)	23	(7)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	48	81
Redeemable, non-controlling interest	—	15

Net income (loss) attributable to RigNet, Inc. stockholders	$(25)	$(103)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$23	$(7)
Foreign currency translation	825	(691)

Total comprehensive income (loss)	$848	$(698)

INCOME (LOSS) PER SHARE — BASIC AND DILUTED
Net loss attributable to RigNet, Inc. stockholders	$(25)	$(103)
Less: Preferred stock dividends	—	712
Less: Adjustment to redeemable, non-controlling interest redemption value	—	(15)

Net loss attributable to RigNet, Inc. common stockholders	$(25)	$(800)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$0.00	$(0.15)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$0.00	$(0.15)

Weighted average shares outstanding, basic	15,241	5,319

Weighted average shares outstanding, diluted	15,241	5,319

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$23	$(7)
Adjustments to reconcile net income (loss) to net cash from operations:
Change in fair value of preferred stock derivatives	—	240
Depreciation and amortization	3,512	3,951
Stock-based compensation	123	122
Write-off/amortization of deferred financing costs	37	—
Deferred taxes	29	3
(Gain) loss on retirement of property and equipment	(6)	14
Changes in operating assets and liabilities:
Accounts receivable	(387)	(2,104)
Prepaid expenses and other assets	(86)	215
Accounts payable	(744)	(398)
Accrued expenses	955	2,327
Deferred revenue	(64)	87
Other liabilities	1,519	136

Net cash provided by operating activities	4,911	4,586

Cash flows from investing activities:
Capital expenditures	(2,978)	(3,963)
Proceeds from sale of property and equipment	21	—

Net cash used by investing activities	(2,957)	(3,963)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	4,594	3
Subsidiary distributions to non-controlling interest	(129)	(141)
Repayments of long-term debt	(2,202)	(2,220)

Net cash provided (used) by financing activities	2,263	(2,358)

Net increase (decrease) in cash and cash equivalents	4,217	(1,735)

Cash and cash equivalents:
Balance, January 1,	50,435	11,379
Changes in foreign currency translation	400	(559)

Balance, March 31,	$55,052	$9,085

Supplemental disclosures:
Income taxes paid	$971	$796
Interest paid — other	$403	$368
Non-cash investing — capital expenditures	$2,448	$919
The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated	Total
			Additional		Other	RigNet, Inc.	Non-Redeemable,	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
	(Unaudited)
Balance, December 31, 2009	5,318	$5	$9,521	$(26,847)	$941	$(16,380)	$141	$(16,239)
Issuance of common stock upon the exercise of stock options	1	—	3	—	—	3	—	3
Preferred stock dividends	—	—	(712)	—	—	(712)	—	(712)
Stock-based compensation	—	—	122	—	—	122	—	122
Foreign currency translation	—	—	—	—	(691)	(691)	—	(691)
Adjustment to redemption value of non-controlling interest	—	—	15	—	—	15	—	15
Non-controlling owner distributions	—	—	—	—	—	—	(141)	(141)
Net income (loss)	—	—	—	(103)	—	(103)	81	(22)

Balance, March 31, 2010	5,319	$5	$8,949	$(26,950)	$250	$(17,746)	$81	$(17,665)

Balance, December 31, 2010	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860
Issuance of common stock upon the exercise of stock options	7	—	30	—	—	30	—	30
Issuance of restricted stock	132	—	—	—	—	—	—	—
Sale of common stock	500	—	5,514	—	—	5,514	—	5,514
Stock-based compensation	—	—	123	—	—	123	—	123
Foreign currency translation	—	—	—	—	825	825	—	825
Non-controlling owner distributions	—	—	—	—	—	—	(129)	(129)
Net income (loss)	—	—	—	(25)	—	(25)	48	23

Balance, March 31, 2011	15,400	$15	$115,785	$(42,465)	$830	$74,165	$81	$74,246

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Business and Basis of Presentation
RigNet, Inc. (the Company or RigNet) provides remote communication services for the oil and gas industry through a controlled and managed Internet Protocol/Multiprotocol Label Switching (IP/MPLS) global network, enabling drilling contractors, oil companies and oilfield service companies to communicate more effectively. The Company provides its customers with voice, fax, video and data services in real-time between remote sites and home offices throughout the world, while the Company manages and operates the infrastructure from its land-based Network Operations Center.
The Company’s corporate offices are located in Houston, Texas. The Company serves the owners and operators of offshore drilling rigs and production facilities, land rigs, remote offices and supply bases in approximately 30 countries including the United States, Brazil, Norway, Great Britain, Nigeria, Qatar, Saudi Arabia, Singapore and Australia.
The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.
Note 2 — Business and Credit Concentrations
The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.
Interest Rate Risk
The Company has a significant interest-bearing liability with a variable interest rate which is priced monthly. The Company’s variable borrowing rate is tied to LIBOR and prime resulting in interest rate risk (see Note 5 —Long-Term Debt). The Company does not currently use financial instruments to hedge interest rate risk exposure, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.
Foreign Currency Risk
The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) on the Consolidated Statements of Stockholders’ Equity. Transactional foreign currency adjustments are reported as other income(expense), net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Liquidity Risk
The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2011 or 2010. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 5 — Long-Term Debt).
Note 3 — Initial Public Offering and Preferred Stock
Initial Public Offering
On December 20, 2010, the Company completed an initial public offering (IPO) consisting of 5,000,000 shares of common stock priced at $12.00 per share. The total shares sold in the offering consisted of 1,666,666 shares sold by selling stockholders and 3,333,334 shares issued and sold by the Company.
As a result of the IPO, the Company received net proceeds of approximately $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million, of which $0.8 million was paid during the twelve months ended December 31, 2010 with the balance paid during the three months ended March 31, 2011. From these net proceeds, the Company used $0.2 million to compensate our key employees, including executive officers and $0.2 million was used to pay accrued and unpaid dividends on preferred shares that were converted in connection with the IPO.
On January 6, 2011, the underwriters of the IPO exercised their over-allotment option (Over-Allotment) for the sale of 750,000 shares of common stock at $12.00 per share. The total shares sold in the Over-Allotment included 250,000 common shares sold by selling stockholders and 500,000 common shares issued and sold by the Company. Net proceeds to the Company from the sale of shares in the Over-Allotment were $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million.
The Company anticipates that the remaining net proceeds from the IPO and the Over-Allotment will be used for capital expenditures, working capital and other general corporate purposes, which may include the acquisition of other businesses, products or technologies. However, RigNet has no agreements or commitments for any specific acquisitions at this time.
Preferred Stock
In connection with the IPO in December 2010, the Company settled and converted all preferred stock, accrued preferred stock dividends and major event preference rights through the issuance of 5,661,292 shares of common stock. Prior to the IPO, conversion and redemption rights associated with preferred stock were bifurcated based on an analysis of the features of the preferred stock agreements (Series A, B, and C Preferred Stock), classified as a non-current liability and reported at approximate fair value, with changes in fair value being reported as other income (expense).
RigNet is authorized to issue 10.0 million shares of preferred stock with a par value of $0.001 per share. As of March 31, 2011 and December 31, 2010, no shares of preferred stock were outstanding.
Note 4 — Goodwill and Intangibles
Goodwill
Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel) and OilCamp AS (OilCamp) as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2010. This test resulted in no impairment. No additional impairment indicators have been identified through March 31, 2011. As of March 31, 2011 and December 31, 2010, goodwill was $14.0 million and $13.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Intangibles
Intangibles consist of brand names and customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from four to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of March 31, 2011. During the three months ended March 31, 2011 and 2010, the Company recognized amortization expense of $0.3 million and $0.5 million, respectively.
Note 5 — Long-Term Debt
As of March 31, 2011 and December 31, 2010, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2011	2010
	(in thousands)
Term loan, net of unamortized deferred financing costs	$29,883	$32,034
Equipment notes	91	105

	29,974	32,139
Less: Current maturities of long-term debt	(8,659)	(8,655)

	$21,315	$23,484

Term Loan
The Company has a $45.0 million term loan (Term Loan) with two participating financial institutions. In November 2010, the Company amended the Term Loan providing for a draw feature (Draw Feature) under which the Company may borrow up to an additional $5.5 million to be used solely for purchases of equipment through May 9, 2011. Under the terms of this amendment, the Company may draw 75% of the cost of the equipment from the bank with 25% being funded from available cash and cash equivalents. As of March 31, 2011, the Term Loan had outstanding principal of $30.0 million, of which $1.1 million was drawn under the Draw Feature.
The Term Loan is secured by substantially all the assets of the Company and bears interest at LIBOR plus a margin ranging from 4.25% to 5.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of approximately $2.2 million, with the balance due May 31, 2012. The weighted average interest rate for the three months ended March 31, 2011 was 5.0%, with an interest rate of 5.0% at March 31, 2011.
Covenants and Restrictions
The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. The Term Loan also requires maintenance of a restricted cash balance. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2011 and December 31, 2010, the Company was in compliance with all covenants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities
The following table sets forth the aggregate principal maturities of long-term debt after March 31, 2011, net of deferred financing cost amortization (in thousands):

2011	$6,490
2012	23,453
2013	31

Total debt, including current maturities	$29,974

Note 6 — Fair Value Measurements
The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash and Cash Equivalents — Reported amounts approximate fair value.
•	Restricted Cash — Reported amounts approximate fair value.
•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.
•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.
•
Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions.

•
Preferred Stock Derivatives — Conversion and redemption rights associated with preferred stock, which were bifurcated based on an analysis of the features in relation to Series A, B, and C Preferred Stock, classified as a non-current liability and reported at approximate fair value, with changes in fair value being reported as other income (expense). All preferred stock derivatives were settled immediately prior to the Company’s IPO in December 2010 (see Note 3 — Initial Public Offering and Preferred Stock).

Note 7 — Commitments and Contingencies
Litigation
The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.
Taxes
Our effective income tax rate was 99.1% and 100.7% for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter.
The U.S. Internal Revenue Service (IRS) is currently performing an audit of the Company’s 2008 income tax return. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months and the Company is unable to quantify the expected settlement or outcome of the audit at this time as the IRS has not notified the Company of all potential issues. The Company does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 8 — Stock-Based Compensation
In March 2011, the Company granted 132,222 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 107,848 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 24,374 shares, generally vest over a two year period of continued service, with 50% of shares vesting on each of the first two anniversaries of the grant date.
In March 2011, the Company also granted 191,239 stock options to certain officers and employees of the Company under the 2010 Plan. Each options awarded in this grant has an exercise price of $18.00, a contractual term of ten years and vests over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.
The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.
The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grant made in March 2011, were as follows:

Three Months Ended
March 31, 2011
Expected volatility	50%
Expected term (in years)	7
Risk-free interest rate	2.8%
Dividend yield	—
Based on these assumptions, the grant date fair value of these stock options was $9.72 per option. Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2011 and 2010, was $0.1 million and $0.1 million, respectively. As of March 31, 2011, there was $1.9 million of total unrecognized compensation cost related to unvested options expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 3.7 years.
Note 9 — Related Party Transactions
One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three ended March 31, 2011 and 2010 were $0.2 million and $0.1 million, respectively, for services performed by the Company in the ordinary course of business.
Note 10 — Income (Loss) per Share
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to RigNet, Inc. common stockholders:

	Three Months Ended March 31,
	2011	2010
	(in thousands)

Net loss attributable to RigNet, Inc. stockholders	$(25)	$(103)
Less: Dividends accrued on preferred stock	—	269
Less: Derivatives related to preferred stock dividends (See Note 8 — Fair Value Measurements)	—	443
Less: Adjustment to redeemable, non-controlling interest redemption value	—	(15)

Net loss attributable to RigNet, Inc. common stockholders	$(25)	$(800)

Weighted average shares outstanding, basic	15,241	5,319
Effect of dilutive securities	—	—

Weighted average shares outstanding, diluted	15,241	5,319

All equivalent units were anti-dilutive for the three months ended March 31, 2011 and 2010. Anti-dilutive share equivalents excluded from the earnings per share computations totaled 1.4 million and 4.6 million for the three months ended March 31, 2011 and 2010, respectively, and related to outstanding preferred shares, options and warrants.
Note 11 — Segment Information
The Company’s business segment information as of and for the three months ended March 31, 2011 and 2010, is as follows:

	Three Months Ended March 31, 2011
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$15,117	$4,957	$4,393	$—	$24,467
Total expenses	9,707	4,412	3,477	3,817	21,413
Interest expense	(1)	—	(20)	(425)	(446)
Other income (expense), net	(95)	16	3	(12)	(88)
Income tax expense	—	—	—	(2,497)	(2,497)
Net income (loss)	5,313	561	899	(6,750)	23
Total assets	45,881	53,894	25,460	10,773	136,008
Capital expenditures	2,412	1,299	409	144	4,264

	Three Months Ended March 31, 2010
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$15,067	$4,351	$2,668	$(266)	$21,820
Total expenses	10,016	3,604	2,765	3,568	19,953
Interest expense	—	—	(51)	(361)	(412)
Other income (expense), net	15	5	—	(176)	(156)
Income tax expense	—	—	—	(1,066)	(1,066)
Net income (loss)	5,066	752	(148)	(5,677)	(7)
Capital expenditures	1,542	1,641	13	29	3,225

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2011 and 2010, the Company earned revenue from both our domestic and international operations as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Domestic	$7,985	$5,463
International	16,482	16,357

Total	$24,467	$21,820

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2010. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
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
Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements (MSAs), with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). For the three months ended March 31, 2011, our largest customer, who has been our customer for over five years, provided approximately 10.4% of our total revenue. Further, from 2007 to 2010, revenue generated from this customer grew at a compounded annual rate of 23.0%.
We operate three reportable business segments which are managed as distinct business units.
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

•
Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our Western Hemisphere segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily off the coasts of the United States, Mexico, Venezuela and Brazil, and within the Gulf of Mexico, but excluding land rigs and other land-based sites in North America.

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
Results of Operations
The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended		Percentage
	March 31,		Change
	2011	2010	2010 to 2011
	(in thousands, except percentages)
Revenue	$24,467	$21,820	12.1%

Expenses:
Cost of revenue	11,173	10,272	8.8%
Depreciation and amortization	3,512	3,951	(11.1)%
Selling and marketing	462	466	(0.9)%
General and administrative	6,266	5,264	19.0%

Total expenses	21,413	19,953	7.3%

Operating income	3,054	1,867	63.6%
Other income (expense), net	(534)	(808)	(33.9)%

Income before income taxes	2,520	1,059	138.0%
Income tax expense	(2,497)	(1,066)	134.2%

Net income (loss)	23	(7)	(428.6)%
Less: Net income attributable to non-controlling interests	48	96	(50.0)%

Net loss attributable to RigNet, Inc. stockholders	$(25)	$(103)	(75.7)%

Other Non-GAAP Data:
Gross Profit	$13,294	$11,548	15.1%
Adjusted EBITDA	$6,595	$6,101	8.1%

The following represents selected financial operating results for our segments:

	Three Months Ended		Percentage
	March 31,		Change
	2011	2010	2010 to 2011
	(in thousands, except percentages)

Eastern Hemisphere:
Revenue	$15,117	$15,067	0.3%
Cost of revenue	5,677	5,968	(4.9)%

Gross Profit (non-GAAP measure)	9,440	9,099	3.7%
Depreciation and amortization	2,002	2,165	(7.5)%
Selling, general and administrative	2,028	1,883	7.7%

Eastern hemisphere operating income	$5,410	$5,051	7.1%

Western Hemisphere:
Revenue	$4,957	$4,351	13.9%
Cost of revenue	2,587	2,228	16.1%

Gross Profit (non-GAAP measure)	2,370	2,123	11.6%
Depreciation and amortization	1,108	807	37.3%
Selling, general and administrative	717	569	26.0%

Western hemisphere operating income	$545	$747	(27.0)%

U.S. Land:
Revenue	$4,393	$2,668	64.7%
Cost of revenue	2,271	1,369	65.9%

Gross Profit (non-GAAP measure)	2,122	1,299	63.4%
Depreciation and amortization	457	922	(50.4)%
Selling, general and administrative	749	474	58.0%

U.S. land operating income (loss)	$916	$(97)	*

*	Amount is greater than 1000%, therefore, it is not meaningful
Three Months Ended March 31, 2011 and 2010
Revenue. Revenue increased by $2.7 million, or 12.1%, to $24.5 million for the three months ended March 31, 2011 from $21.8 million for the three months ended March 31, 2010. The increase in revenue was primarily attributable to a 64.7% increase in U.S. Land revenue resulting from the recovery of the U.S. land-based drilling market and our widening geographic footprint in this market. Demand for our service and revenue may change in as little as three months for our U.S. Land operations as drilling rig counts change in response to oil and gas prices. Additionally, Western Hemisphere revenue increased 13.9% due to increases in contract orders and unit counts in the U.S. Gulf of Mexico.
Cost of Revenue. Costs increased by $0.9 million, or 8.8%, to $11.2 million for the three months ended March 31, 2011 from $10.3 million for the three months ended March 31, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit increased by $1.8 million, or 15.1%, to $13.3 million for the three months ended March 31, 2011 from $11.5 million for the three months ended March 31, 2010. As a percentage of revenue, Gross Profit increased to 54.3%, for the three months ended March 31, 2011 compared to 52.9% for the three months ended March 31, 2010. The increase in the operating profitability as a percentage of revenue resulted primarily due to an increase in Eastern Hemisphere Gross Profit as a percentage of revenue to 62.4% in 2011 from 60.4% in 2010. This increase is primarily attributable to efficiencies in our management of bandwidth capacity. As a percentage of revenue, Western Hemisphere and U.S. Land Gross Profits remained relatively consistent in 2011 compared to 2010. The future relationship between the revenue and Gross Profit growth of our operating segments will depend on a variety of factors, including the timing of major contracts, our ability to leverage existing infrastructure and our exploitation of market opportunities, which are difficult to predict.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.5 million, or 11.1%, to $3.5 million for the three months ended March 31, 2011 from $4.0 million for the three months ended March 31, 2010. The decrease resulted from reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel Communications LLC and OilCamp AS became fully amortized in the fourth quarter of 2010.
General and Administrative. General and administrative expenses increased by $1.0 million, or 19.0%, to $6.3 million for the three month ended March 31, 2011 from $5.3 million for the three months ended March 31, 2010. The increase was primarily due to costs incurred in 2011 related to operating as a publicly-traded company.
Other Income (Expense). Other income (expense), net decreased by $0.3 million, or 33.9%, to a net expense of $0.5 million for the three month ended March 31, 2011 from a net expense of $0.8 million for the three months ended March 31, 2010. This decrease is primarily attributable to expense reported in 2010 related to the change in fair value of preferred stock derivatives. Accounting standards required the separate valuation and recording of certain features of our preferred stock until such shares were converted or redeemed. Those features were revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Upon completion of the IPO in December 2010, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock. As such, no charges related to the fair value of these derivatives will be recorded in 2011 or future periods.
Income Tax Expense. Our effective income tax rate was 99.1% and 100.7% for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter.
Liquidity and Capital Resources
Our primary sources of liquidity and capital since our formation have been proceeds from private equity issuances, stockholder loans, cash flow from operations, bank borrowings and our IPO. To date, our primary use of capital has been to fund our growing operations and to finance acquisitions. Prior to our IPO, we raised approximately $38.3 million of net proceeds through private offerings of our common and preferred stock. In December 2010, we received net proceeds from our IPO of $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million, of which $0.8 million was paid during the twelve months ended December 31, 2010, with the balance paid during 2011. As a result of the underwriters’ exercise of the Over-Allotment in January 2011, we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the three months ended March 31, 2011.
At March 31, 2011, we had working capital of $50.6 million, including cash and cash equivalents of $55.1 million, restricted cash of $2.5 million, accounts receivable of $16.4 million and other current assets of $3.2 million, offset by $4.7 million in accounts payable, $7.1 million in accrued expenses, $8.7 million in current maturities of long-term debt, $5.0 million in tax related liabilities and $1.1 million in deferred revenue.
Over the past four years, we have spent $7.2 million to $13.5 million annually on capital expenditures. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise. However, we have no agreements or commitments for any specific acquisitions at this time.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities and available cash and cash equivalents, which includes the proceeds of our IPO and the sale of stock related to underwriters’ Over-Allotment. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. Land rig count trends, projected oil and natural gas prices and contracted and available satellite bandwidth.
Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents and additional financing activities we may pursue, which may include equity offerings. We intend to use cash from operations and the net proceeds generated by the IPO and the Over-Allotment for capital expenditures, working capital and other general corporate purposes.
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

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$50,435	$11,379
Net cash provided by operating activities	4,911	4,586
Net cash used by investing activities	(2,957)	(3,963)
Net cash provided (used) by financing activities	2,263	(2,358)
Changes in foreign currency translation	400	(559)

Cash and cash equivalents, March 31,	$55,052	$9,085

Operating Activities
Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2011 compared to $4.6 million for the three months ended March 31, 2010. The increase in cash provided by operating activities of $0.3 million was primarily due to the timing of collections of our accounts receivable.
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
Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2011 and 2010, 78.1% and 77.2% of our revenue was denominated in U.S. dollars, respectively.
Investing Activities
Net cash used by investing activities was $3.0 million and $4.0 million during the three months ended March 31, 2011 and 2010, respectively, nearly all of which was used for capital expenditures. While capital expenditures decreased during the period, capital expenditures grew $3.3 million during the year ended December 31, 2010 and $1.5 million during each of the years ended December 31, 2009 and 2008, compared to each of the respective prior periods. We expect capital expenditures to continue this growth during the remainder of 2011 primarily resulting from growth opportunities arising from increasing demand for deepwater drilling. While drilling programs and timing change due to various factors beyond our control, we currently expect that our Western Hemisphere operations will benefit from the majority of capital expenditures to be spent during the remainder of 2011.

Financing Activities
Net cash provided (used) by financing activities was $2.3 million and $(2.4) million for the three months ended March 31, 2011 and 2010, respectively. Cash provided by financing activities during the three months ended March 31, 2011 was attributable to net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the three months ended March 31, 2011. These proceeds were offset by a $2.2 million principal payment on our long-term debt.
Term Loan
The Company’s term loan agreement with two participating financial institutions is secured by substantially all the assets of the Company and bears interest at LIBOR plus a margin ranging from 4.25% to 5.25%, based on a funded debt to Adjusted EBITDA ratio. Interest is payable monthly along with quarterly principal installments of approximately $2.2 million, with the balance due May 31, 2012. At March 31, 2011, $30.0 million was outstanding, with an interest rate of 5.0%. The weighted average interest rate for the three months ended March 31, 2011 was 5.0%. At December 31, 2010, $32.2 million was outstanding, with an interest rate of 5.0%.
During November 2010, the Company amended its term loan agreement providing for a draw feature under which the Company may borrow up to an additional $5.5 million to be used solely for purchases of equipment through May 9, 2011. Under the terms of the amendment, the Company may draw 75% of the cost of the equipment from the bank with 25% being funded from available cash and cash equivalents. As of March 31, 2011, the Company had borrowed $1.1 million pursuant to this draw feature, which remained unchanged through May 6, 2011.
Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At March 31, 2011, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $9.8 million (or 32.5% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $15.2 million (or 50.4% of our Adjusted EBITDA for the trailing twelve months).
Off-Balance Sheet Arrangements
We do not engage in any off-balance sheet arrangements.
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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)
Net income (loss)	$23	$(7)
Interest expense	446	412
Depreciation and amortization	3,512	3,951
(Gain) loss on retirement of property and equipment	(6)	14
Change in fair value of preferred stock derivatives	—	240
Stock-based compensation	123	122
Initial public offering costs	—	303
Income tax expense	2,497	1,066

Adjusted EBITDA (non-GAAP measure)	$6,595	$6,101

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
Adjusted EBITDA increased by $0.5 million, or 8.1%, to $6.6 million for the three months ended March 31, 2011, from $6.1 million for the three months ended March 31, 2010, which resulted from the recovery of the U.S. land-based drilling market and our widening geographic footprint in this market, partially offset by costs incurred in 2011 related to operating as a publicly-traded company.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:
•	new regulations, delays in drilling permits or other changes in the drilling industry;
•	competition and competitive factors in the markets in which we operate;
•	demand for our products and services;
•	the advantages of our services compared to others;
•	changes in customer preferences and our ability to adapt our product and services offerings;
•	our ability to develop and maintain positive relationships with our customers;
•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;
•	our cash needs and expectations regarding cash flow from operations;
•	our ability to manage and grow our business and execute our business strategy;
•	our strategy;
•	our financial performance; and
•	the costs associated with being a public company.
In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “would,” “may,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology that convey uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quartely Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3.	Qualitative and Quantitative Disclosures about Market Risk
We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to foreign operations and certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.
Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2011 and 2010, 21.9% and 22.8% of our revenues were earned in non-U.S. currencies, respectively. At March 31, 2011, we had no significant outstanding foreign exchange contracts.
Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2011 and December 31, 2010, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2011	2010
	(in thousands)
Effect on Net Income (Loss) and Equity — Increase/Decrease:
1% Decrease/increase in rate	$301	$323
2% Decrease/increase in rate	$602	$646
3% Decrease/increase in rate	$903	$970

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2011, in order to strengthen our internal control over our financial reporting, we have instituted an Internal Audit function, reporting directly to the Chairman of our Audit Committee, to work directly with our finance and accounting departments with the sole objective of improving, documenting and testing our internal control environment. Additionally, we have expanded our management team to include a Director of Information Technology managing all information systems, globally and across all functions.
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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or results of operations.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 5.	Other Information
None

Item 6.	Exhibits
INDEX TO EXHIBITS

3.1	*	Amended and Restated Certificate of Incorporation
3.2	*	Amended and Restated Bylaws
4.1	*	Specimen certificate evidencing common stock
4.2	*	Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-169723), as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

RIGNET, INC.
By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)

Date: May 12, 2011