Form 10-Q
period 2011-06-30
RigNet, Inc.
filed 2011-08-11
CIK 1162112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35003
RigNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0677208 (I.R.S. Employer Identification No.)

1880 S. Dairy Ashford, Suite 300	77077-4760
Houston, Texas	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (281) 674-0100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
At August 4, 2011, there were outstanding 15,442,960 shares of the registrant’s Common Stock.

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Qualitative and Quantitative Disclosures about Market Risk	23

Item 4 Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	25

Item 1A Risk Factors	25

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3 Defaults Upon Senior Securities	25

Item 5 Other Information	25

Item 6 Exhibits	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
RIGNET, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$61,319	$50,435
Restricted cash	—	2,500
Accounts receivable, net	18,503	15,972
Prepaid expenses and other current assets	3,127	3,419

Total current assets	82,949	72,326
Property and equipment, net	29,982	26,380
Restricted cash	—	7,500
Goodwill	14,110	13,841
Intangibles	6,341	6,766
Deferred tax and other assets	3,512	2,972

TOTAL ASSETS	$136,894	$129,785

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,390	$4,868
Accrued expenses	5,756	6,624
Current maturities of long-term debt	8,723	8,655
Income taxes payable	4,263	4,751
Deferred revenue	1,623	1,305

Total current liabilities	25,755	26,203
Long-term debt	19,153	23,484
Deferred revenue	500	325
Deferred tax liability	631	631
Other liabilities	13,567	11,282

Total liabilities	59,606	61,925

Commitments and contingencies (Note 11)
Stockholders’ equity:
RigNet, Inc. stockholders’ equity
Preferred stock — $0.001 par value; 10,000,000 shares authorized; zero and zero shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock — $0.001 par value; 190,000,000 shares authorized; 15,442,960 and 14,760,687 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	15	15
Additional paid-in capital	116,116	110,118
Accumulated deficit	(40,345)	(42,440)
Accumulated other comprehensive income	1,340	5

Total RigNet, Inc. stockholders’ equity	77,126	67,698
Non-redeemable, non-controlling interest	162	162

Total stockholders’ equity	77,288	67,860

TOTAL LIABILITIES AND EQUITY	$136,894	$129,785

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue	$26,197	$22,550	$50,664	$44,370

Expenses:
Cost of revenue	11,399	10,454	22,572	20,726
Depreciation and amortization	3,600	3,837	7,112	7,788
Selling and marketing	591	428	1,053	894
General and administrative	6,234	5,007	12,500	10,271

Total expenses	21,824	19,726	43,237	39,679

Operating income	4,373	2,824	7,427	4,691
Other income (expense):
Interest expense	(349)	(350)	(795)	(762)
Other income (expense), net	123	(94)	35	(250)
Change in fair value of preferred stock derivatives	—	(12,206)	—	(12,446)

Income (loss) before income taxes	4,147	(9,826)	6,667	(8,767)
Income tax expense	(1,946)	(1,226)	(4,443)	(2,292)

Net income (loss)	2,201	(11,052)	2,224	(11,059)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	81	81	129	162
Redeemable, non-controlling interest	—	10	—	25

Net income (loss) attributable to RigNet, Inc. stockholders	$2,120	$(11,143)	$2,095	$(11,246)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$2,201	$(11,052)	$2,224	$(11,059)
Foreign currency translation	510	(1,184)	1,335	(1,875)

Total comprehensive income (loss)	$2,711	$(12,236)	$3,559	$(12,934)

INCOME (LOSS) PER SHARE — BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. stockholders	$2,120	$(11,143)	$2,095	$(11,246)
Less: Preferred stock dividends	—	808	—	1,520
Less: Adjustment to redeemable, non-controlling interest redemption value	—	(10)	—	(25)

Net income (loss) attributable to RigNet, Inc. common stockholders	$2,120	$(11,941)	$2,095	$(12,741)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$0.14	$(2.24)	$0.14	$(2.40)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$0.13	$(2.24)	$0.12	$(2.40)

Weighted average shares outstanding, basic	15,420	5,319	15,331	5,319

Weighted average shares outstanding, diluted	16,894	5,319	16,768	5,319

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,224	$(11,059)
Adjustments to reconcile net income (loss) to net cash from operations:
Change in fair value of preferred stock derivatives	—	12,446
Depreciation and amortization	7,112	7,788
Stock-based compensation	420	218
Write-off/amortization of deferred financing costs	59	27
Deferred taxes	(256)	10
(Gain) loss on retirement of property and equipment	(110)	320
Changes in operating assets and liabilities:
Accounts receivable	(2,531)	(3,962)
Prepaid expenses and other assets	8	501
Accounts payable	402	1,024
Accrued expenses	(1,081)	996
Deferred revenue	493	(39)
Other liabilities	2,285	304

Net cash provided by operating activities	9,025	8,574

Cash flows from investing activities:
Capital expenditures	(9,144)	(6,563)
Proceeds from sale of property and equipment	155	—
Decrease in restricted cash	10,000	—

Net cash provided (used) by investing activities	1,011	(6,563)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	4,628	4
Subsidiary distributions to non-controlling interest	(129)	(141)
Proceeds from borrowings	75	—
Repayments of long-term debt	(4,397)	(4,375)

Net cash provided (used) by financing activities	177	(4,512)

Net increase (decrease) in cash and cash equivalents	10,213	(2,501)

Cash and cash equivalents:
Balance, January 1,	50,435	11,379
Changes in foreign currency translation	671	(1,410)

Balance, June 30,	$61,319	$7,468

Supplemental disclosures:
Income taxes paid	$1,787	$1,468
Interest paid	$730	$726
Non-cash investing — capital expenditures	$1,957	$1,240
The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated	Total
			Additional		Other	RigNet, Inc.	Non-Redeemable,	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
	(Unaudited)
Balance, December 31, 2009	5,318	$5	$9,521	$(26,847)	$941	$(16,380)	$141	$(16,239)
Issuance of common stock upon the exercise of stock options	1	—	5	—	—	5	—	5
Preferred stock dividends	—	—	(1,520)	—	—	(1,520)	—	(1,520)
Stock-based compensation	—	—	218	—	—	218	—	218
Foreign currency translation	—	—	—	—	(1,875)	(1,875)	—	(1,875)
Adjustment to redemption value of non-controlling interest	—	—	25	—	—	25	—	25
Non-controlling owner distributions	—	—	—	—	—	—	(141)	(141)
Net income (loss)	—	—	—	(11,246)	—	(11,246)	162	(11,084)

Balance, June 30, 2010	5,319	$5	$8,249	$(38,093)	$(934)	$(30,773)	$162	$(30,611)

Balance, December 31, 2010	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860
Issuance of common stock upon the exercise of stock options and warrants	43	—	64	—	—	64	—	64
Issuance of restricted stock	144	—	—	—	—	—	—	—
Forfeiture of restricted stock	(5)	—	—	—	—	—	—	—
Sale of common stock	500	—	5,514	—	—	5,514	—	5,514
Stock-based compensation	—	—	420	—	—	420	—	420
Foreign currency translation	—	—	—	—	1,335	1,335	—	1,335
Non-controlling owner distributions	—	—	—	—	—	—	(129)	(129)
Net income (loss)	—	—	—	2,095	—	2,095	129	2,224

Balance, June 30, 2011	15,443	$15	$116,116	$(40,345)	$1,340	$77,126	$162	$77,288

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
Foreign Currency Risk
The Company has exposure to foreign currency risk as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable. Consequently, the Company does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) on the Consolidated Statements of Stockholders’ Equity. Transactional foreign currency adjustments are reported as other income (expense), net on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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
RigNet is authorized to issue 10.0 million shares of preferred stock with a par value of $0.001 per share. As of June 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.
Note 4 — Goodwill and Intangibles
Goodwill
Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel) and OilCamp AS (OilCamp) as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2010. This test resulted in no impairment. No additional impairment indicators have been identified through June 30, 2011. As of June 30, 2011 and December 31, 2010, goodwill was $14.1 million and $13.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Intangibles
Intangibles consist of customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from four to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of June 30, 2011. During the three months ended June 30, 2011 and 2010, the Company recognized amortization expense of $0.3 million and $0.5 million, respectively. During the six months ended June 30, 2011 and 2010, the Company recognized amortization expense of $0.6 million and $1.0 million, respectively.
Note 5 — Long-Term Debt
As of June 30, 2011 and December 31, 2010, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2011	2010
	(in thousands)
Term loan, net of unamortized deferred financing costs	$27,793	$32,034
Equipment notes	83	105

	27,876	32,139
Less: Current maturities of long-term debt	(8,723)	(8,655)

	$19,153	$23,484

Term Loan
The Company has a term loan (Term Loan) with two participating financial institutions. The Term Loan was amended in November 2010 to provide for a draw feature available through May 9, 2011, under which the Company borrowed an additional $1.1 million used solely for purchases of equipment. In May 2011, the Company further amended its Term Loan, increasing the principle balance by $0.1 million, extending the maturity of the loan to May 2014 and removing the requirement to maintain compensating cash balances.
Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. The weighted average interest rate for the three and six months ended June 30, 2011 was 4.3% and 4.7%, respectively, with an interest rate of 2.9% at June 30, 2011.
The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2011, the Term Loan had outstanding principal of $27.9 million.
Covenants and Restrictions
The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2011 and December 31, 2010, the Company was in compliance with all covenants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities
The following table sets forth the aggregate principal maturities of long-term debt after June 30, 2011, net of unamortized deferred financing cost amortization, for years ending December, 31, (in thousands):

2011	$4,359
2012	8,735
2013	8,753
2014	6,029

Total debt, including current maturities	$27,876

Note 6 — Fair Value Measurements
The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash and Cash Equivalents — Reported amounts approximate fair value.

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.

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

Note 7 — Income Taxes
Our effective income tax rate was 46.9% and (12.5)% for the three months ended June 30, 2011 and 2010, respectively. Our effective income tax rate was 66.6% and (26.2)% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter.
The U.S. Internal Revenue Service (IRS) is currently performing an audit of the Company’s 2008 income tax return. Subsequent to June 30, 2011, the Company received and has tentatively agreed with the final assessments from the IRS and believes that a settlement of this audit will occur during the third quarter of 2011. We do not believe the final settlement would have a material change to our financial position or results of operations as of June 30, 2011.
Note 8 — Stock-Based Compensation
During the six months ended June 30, 2011, the Company granted 144,110 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 116,942 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 27,168 shares, generally vest over a two year period of continued service, with 50% of shares vesting on each of the first two anniversaries of the grant date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the six months ended June 30, 2011, the Company also granted 208,444 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price ranging from $17.90 to $18.00, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.
The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.
The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the six months ended June 30, 2011, were as follows:

Six Months Ended
June 30, 2011
Expected volatility	50%
Expected term (in years)	7
Risk-free interest rate	2.8%
Dividend yield	—
Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2011 was $9.73 per option.
Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2011 and 2010 was $0.4 million and $0.2 million, respectively. As of June 30, 2011, there was $3.6 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.9 years.
Note 9 — Related Party Transactions
One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended June 30, 2011 and 2010 were $0.2 million and $0.1 million, respectively, for services performed by the Company in the ordinary course of business. Revenue recognized for these services the six months ended June 30, 2011 and 2010 were $0.4 million and $0.2 million, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to RigNet, Inc. common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in thousands)

Net income (loss) attributable to RigNet, Inc. stockholders	$2,120	$(11,143)	$2,095	$(11,246)
Less: Dividends accrued on preferred stock	—	271	—	540
Less: Derivatives related to preferred stock dividends (See Note 8 — Fair Value Measurements)	—	537	—	980
Less: Adjustment to redeemable, non-controlling interest redemption value	—	(10)	—	(25)

Net income (loss) attributable to RigNet, Inc. common stockholders	$2,120	$(11,941)	$2,095	$(12,741)

Weighted average shares outstanding, basic	15,420	5,319	15,331	5,319
Effect of dilutive securities	1,474	—	1,437	—

Weighted average shares outstanding, diluted	16,894	5,319	16,768	5,319

Dilutive securities outstanding during the three and six months ended June 30, 2011 included stock options and warrants. All equivalent units were anti-dilutive for the three and six months ended June 30, 2010, which included preferred stock, stock options and warrants. Anti-dilutive share equivalents excluded from the earnings per share computations for the three and six months ended June 30, 2010 totaled 4.7 million and 4.6 million, respectively.
Note 11 — Commitments and Contingencies
Litigation
The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material to our financial position or results of operations.
Note 12 — Segment Information
The Company’s business segment information as of and for the three and six months ended June 30, 2011 and 2010, is as follows:

	Three Months Ended June 30, 2011
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$16,503	$4,978	$4,713	$3	$26,197
Total expenses	10,392	4,257	3,545	3,630	21,824
Interest expense	—	—	(20)	(329)	(349)
Other income (expense), net	(8)	132	—	(1)	123
Income tax expense	—	—	—	(1,946)	(1,946)
Net income (loss)	6,103	853	1,148	(5,903)	2,201
Capital expenditures	2,085	3,187	300	103	5,675

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2010
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$15,340	$4,297	$2,927	$(14)	$22,550
Total expenses	9,830	3,745	3,166	2,985	19,726
Interest expense	—	—	—	(350)	(350)
Other income (expense), net	159	(407)	18	136	(94)
Income tax expense	—	—	—	(1,226)	(1,226)
Net income (loss)	5,361	67	(221)	(16,259)	(11,052)
Capital expenditures	1,410	1,792	103	33	3,338

	Six Months Ended June 30, 2011
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$31,620	$9,935	$9,106	$3	$50,664
Total expenses	20,099	8,669	7,022	7,447	43,237
Interest expense	(1)	—	(40)	(754)	(795)
Other income (expense), net	(103)	148	3	(13)	35
Income tax expense	—	—	—	(4,443)	(4,443)
Net income (loss)	11,416	1,414	2,047	(12,653)	2,224
Total assets	50,101	48,971	26,141	11,681	136,894
Capital expenditures	4,497	4,486	709	247	9,939

	Six Months Ended June 30, 2010
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$30,407	$8,648	$5,595	$(280)	$44,370
Total expenses	19,846	7,349	5,931	6,553	39,679
Interest expense	—	—	(51)	(711)	(762)
Other income (expense), net	174	(402)	18	(40)	(250)
Income tax expense	—	—	—	(2,292)	(2,292)
Net income (loss)	10,427	819	(369)	(21,936)	(11,059)
Capital expenditures	2,952	3,433	116	62	6,563
For the three and six months ended June 30, 2011 and 2010, the Company earned revenue from both our domestic and international operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Domestic	$8,612	$5,551	$16,597	$11,014
International	17,585	16,999	34,067	33,356

Total	$26,197	$22,550	$50,664	$44,370

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2010. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
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
Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements (MSAs), with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). For the six months ended June 30, 2011, our largest customer, who has been our customer for over five years, provided approximately 11.1% of our total revenue.
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
Results of Operations
The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$26,197	$22,550	$50,664	$44,370
Expenses:
Cost of revenue	11,399	10,454	22,572	20,726
Depreciation and amortization	3,600	3,837	7,112	7,788
Selling and marketing	591	428	1,053	894
General and administrative	6,234	5,007	12,500	10,271

Total expenses	21,824	19,726	43,237	39,679

Operating income	4,373	2,824	7,427	4,691
Other income (expense), net	(226)	(12,650)	(760)	(13,458)

Income before income taxes	4,147	(9,826)	6,667	(8,767)
Income tax expense	(1,946)	(1,226)	(4,443)	(2,292)

Net income (loss)	2,201	(11,052)	2,224	(11,059)
Less: Net income attributable to non-controlling interests	81	91	129	187

Net income (loss) attributable to RigNet, Inc. stockholders	$2,120	$(11,143)	$2,095	$(11,246)

Other Non-GAAP Data:
Gross Profit	$14,798	$12,096	$28,092	$23,644
Adjusted EBITDA	$8,289	$7,504	$14,884	$13,605

The following represents selected financial operating results for our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)

Eastern Hemisphere:
Revenue	$16,503	$15,340	$31,620	$30,407
Cost of revenue	6,202	6,322	11,879	12,290

Gross Profit (non-GAAP measure)	10,301	9,018	19,741	18,117
Depreciation and amortization	2,050	1,962	4,052	4,127
Selling, general and administrative	2,140	1,546	4,168	3,429

Eastern hemisphere operating income	$6,111	$5,510	$11,521	$10,561

Western Hemisphere:
Revenue	$4,978	$4,297	$9,935	$8,648
Cost of revenue	2,309	2,119	4,896	4,347

Gross Profit (non-GAAP measure)	2,669	2,178	5,039	4,301
Depreciation and amortization	1,149	993	2,257	1,800
Selling, general and administrative	799	634	1,516	1,203

Western hemisphere operating income	$721	$551	$1,266	$1,298

U.S. Land:
Revenue	$4,713	$2,927	$9,106	$5,595
Cost of revenue	2,373	1,665	4,644	3,034

Gross Profit (non-GAAP measure)	2,340	1,262	4,462	2,561
Depreciation and amortization	452	853	909	1,775
Selling, general and administrative	720	648	1,469	1,122

U.S. land operating income (loss)	$1,168	$(239)	$2,084	$(336)

Three Months Ended June 30, 2011 and 2010
Revenue. Revenue increased by $3.6 million, or 16.2%, to $26.2 million for the three months ended June 30, 2011 from $22.6 million for the three months ended June 30, 2010. The increase in revenue was primarily attributable to a $1.8 million, or 61.0%, increase in U.S. Land revenue resulting from the continued recovery of the U.S. land-based drilling market and our widening geographic footprint in this market. Additionally, Eastern Hemisphere revenues increased $1.2 million, or 7.6%, and Western Hemisphere revenue increased $0.7 million, or 15.8%. Both the Eastern and Western Hemisphere changes are primarily due to increases in deepwater contract orders and unit counts.
Cost of Revenue. Costs increased by $0.9 million to $11.4 million for the three months ended June 30, 2011 from $10.5 million for the three months ended June 30, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. However, Gross Profit increased by $2.7 million, or 22.3%, to $14.8 million for the three months ended June 30, 2011 from $12.1 million for the three months ended June 30, 2010. As a percentage of revenue, Gross Profit increased to 56.5%, for the three months ended June 30, 2011 compared to 53.5% for the three months ended June 30, 2010. The increase in Gross Profit as a percentage of revenue was reflected across all segments during the period with increases in Eastern Hemisphere, from 58.8% to 62.4%, Western Hemisphere, from 50.7% to 53.6% and US Land, from 43.1% to 49.6%. These increases are primarily attributable to the increases in our revenue and efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.2 million to $3.6 million for the three months ended June 30, 2011 from $3.8 million for the three months ended June 30, 2010. The decrease resulted from reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel Communications LLC and OilCamp AS became fully amortized in the fourth quarter of 2010.
Selling and Marketing. Selling and marketing expenses increased by $0.2 million to $0.6 million for the three month ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010. The increase was primarily due to additional sales commissions resulting from increased revenue.
General and Administrative. General and administrative expenses increased by $1.2 million to $6.2 million for the three month ended June 30, 2011 from $5.0 million for the three months ended June 30, 2010. The increase was primarily due to costs incurred in 2011 related to operating as a publicly-traded company including salaries for additional management and efforts to strengthen our internal control over our financial reporting.
Other Income (Expense). Other income (expense), net decreased by $12.5 million, or 98.4%, to a net expense of $0.2 million for the three month ended June 30, 2011 from a net expense of $12.7 million for the three months ended June 30, 2010. This decrease is primarily attributable to expense reported in 2010 related to the change in fair value of preferred stock derivatives. Accounting standards required the separate valuation and recording of certain features of our preferred stock until such shares were converted or redeemed. Those features were revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Upon completion of the IPO in December 2010, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock. As such, no charges related to the fair value of these derivatives will be recorded in 2011 or future periods.
Income Tax Expense. Our effective income tax rate was 46.9% and (12.5)% for the three months ended June 30, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter.
Six Months Ended June 30, 2011 and 2010
Revenue. Revenue increased by $6.3 million, or 14.2%, to $50.7 million for the six months ended June 30, 2011 from $44.4 million for the six months ended June 30, 2010. The increase in revenue was primarily attributable to a $3.5 million, or 62.8%, increase in U.S. Land revenue resulting from the continued recovery of the U.S. land-based drilling market and our widening geographic footprint in this market. Additionally, Eastern Hemisphere revenues increased $1.2 million, or 4.0%, and Western Hemisphere revenue increased $1.3 million, or 14.9%. Both the Eastern and Western Hemisphere changes are primarily due to increases in deepwater contract orders and unit counts.
Cost of Revenue. Costs increased by $1.9 million to $22.6 million for the six months ended June 30, 2011 from $20.7 million for the six months ended June 30, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. However, Gross Profit increased by $4.5 million to $28.1 million for the six months ended June 30, 2011 from $23.6 million for the six months ended June 30, 2010. As a percentage of revenue, Gross Profit increased to 55.4%, for the six months ended June 30, 2011 compared to 53.3% for the six months ended June 30, 2010. The increase in the operating profitability as a percentage of revenue resulted primarily due to an increase in Eastern Hemisphere Gross Profit as a percentage of revenue to 62.4% in 2011 from 59.6% in 2010. This increase is primarily attributable to the increases in our revenue and efficiencies in our management of bandwidth capacity.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.7 million to $7.1 million for the six months ended June 30, 2011 from $7.8 million for the six months ended June 30, 2010. The decrease resulted from reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel Communications LLC and OilCamp AS became fully amortized in the fourth quarter of 2010.
Selling and Marketing. Selling and marketing expenses increased by $0.2 million to $1.1 million for the six month ended June 30, 2011 from $0.9 million for the six months ended June 30, 2010. The increase was primarily due to additional sales commissions resulting from increased revenue.

General and Administrative. General and administrative expenses increased by $2.2 million to $12.5 million for the six months ended June 30, 2011 from $10.3 million for the six months ended June 30, 2010. The increase was primarily due to costs incurred in 2011 related to operating as a publicly-traded company including salaries for additional management, additional audit costs and efforts to strengthen our internal control over our financial reporting.
Other Income (Expense). Other income (expense), net decreased by $12.7 million to a net expense of $0.8 million for the six months ended June 30, 2011 from a net expense of $13.5 million for the six months ended June 30, 2010. This decrease is primarily attributable to expense reported in 2010 related to the change in fair value of preferred stock derivatives. Accounting standards required the separate valuation and recording of certain features of our preferred stock until such shares were converted or redeemed. Those features were revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Upon completion of the IPO in December 2010, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock. As such, no charges related to the fair value of these derivatives will be recorded in 2011 or future periods.
Income Tax Expense. Our effective income tax rate was 66.6% and (26.2)% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter.
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
At June 30, 2011, we had working capital of $57.1 million, including cash and cash equivalents of $61.3 million, accounts receivable of $18.5 million and other current assets of $3.1 million, offset by $5.4 million in accounts payable, $5.8 million in accrued expenses, $8.7 million in current maturities of long-term debt, $4.3 million in tax related liabilities and $1.6 million in deferred revenue.
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

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$50,435	$11,379
Net cash provided by operating activities	9,025	8,574
Net cash provided (used) by investing activities	1,011	(6,563)
Net cash provided (used) by financing activities	177	(4,512)
Changes in foreign currency translation	671	(1,410)

Cash and cash equivalents, June 30,	$61,319	$7,468

Operating Activities
Net cash provided by operating activities was $9.0 million for the six months ended June 30, 2011 compared to $8.6 million for the six months ended June 30, 2010. The increase in cash provided by operating activities of $0.4 million was primarily due to the timing of collections of our accounts receivable.
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
Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2011 and 2010, 78.8% and 78.0% of our revenue was denominated in U.S. dollars, respectively.
Investing Activities
Net cash provided (used) by investing activities was $1.0 million and $(6.6) million during the six months ended June 30, 2011 and 2010, respectively. The increase of $7.6 million is primarily due to the release of $10.0 million of cash previously restricted by our Term Loan. This increase was offset by a $2.5 million increase in capital expenditures which totaled $9.1 million for the six months ended June 30, 2011 compared to $6.6 million for the same period of 2010. Capital expenditures grew $3.3 million during the year ended December 31, 2010 and $1.5 million during each of the years ended December 31, 2009 and 2008, compared to each of the respective prior periods. We expect capital expenditures to continue this growth during the remainder of 2011 primarily resulting from growth opportunities arising from increasing demand for deepwater drilling. While drilling programs and timing change due to various factors beyond our control, we currently expect that our Western Hemisphere operations will benefit from the majority of capital expenditures to be spent during the remainder of 2011.

Financing Activities
Net cash provided (used) by financing activities was $0.2 million and $(4.5) million for the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities during the six months ended June 30, 2011 was attributable to net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period. These proceeds were offset by a $4.4 million principal payment on our long-term debt.
Term Loan
The Company has a term loan (Term Loan) with two participating financial institutions. The Term Loan was amended in November 2010 to provide for a draw feature available through May 9, 2011, under which the Company borrowed an additional $1.1 million used solely for purchases of equipment. In May 2011, the Company further amended its Term Loan, increasing the principle balance by $0.1 million, extending the maturity of the loan to May 2014 and removing the requirement to maintain compensating cash balances.
Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. The weighted average interest rate for the three and six months ended June 30, 2011 was 4.3% and 4.7%, respectively, with an interest rate of 2.9% at June 30, 2011.
The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2011, the Term Loan had outstanding principal of $27.9 million.
Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At June 30, 2011, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $11.3 million (or 36.4% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $17.1 million (or 55.1% of our Adjusted EBITDA for the trailing twelve months).
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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$2,201	$(11,052)	$2,224	$(11,059)
Interest expense	349	350	795	762
Depreciation and amortization	3,600	3,837	7,112	7,788
(Gain) loss on retirement of property and equipment	(104)	306	(110)	320
Change in fair value of preferred stock derivatives	—	12,206	—	12,446
Stock-based compensation	297	96	420	218
Initial public offering costs	—	535	—	838
Income tax expense	1,946	1,226	4,443	2,292

Adjusted EBITDA (non-GAAP measure)	$8,289	$7,504	$14,884	$13,605

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

Adjusted EBITDA increased by $0.8 million to $8.3 million for the three months ended June 30, 2011, from $7.5 million for the three months ended June 30, 2010. Adjusted EBITDA increased by $1.3 million to $14.9 million for the six months ended June 30, 2011 from $13.9 million for the six months ended June 30, 2010. These increases resulted from the recovery of the U.S. land-based drilling market and increases in contract orders and unit counts in the U.S. Gulf of Mexico, partially offset by costs incurred in 2011 related to operating as a publicly-traded company.
Recently Issued Accounting Pronouncements
In June 2011, the FASB issued the Accounting Standard Update 2011-05, “Presentation of Comprehensive Income” (“Update 2011-05”) which is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 provides amendments to Topic 220, “Comprehensive Income,” to be applied retrospectively. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We will adopt Update 2011-05 upon its effective date of January 1, 2012. We do not expect the adoption of Update 2011-05 to have a material effect on our consolidated statements of income, balance sheets or statements of cash flows.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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
Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2011 and 2010, 21.2% and 22.0% of our revenues were earned in non-U.S. currencies, respectively.
Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2011 and December 31, 2010, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2011	2010
	(in thousands)
Effect on Net Income (Loss) and Equity — Increase/Decrease:
1% Decrease/increase in rate	$279	$323
2% Decrease/increase in rate	$558	$646
3% Decrease/increase in rate	$836	$970

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the six months ended June 30, 2011, in order to strengthen our internal control over our financial reporting, we have instituted an Internal Audit function, reporting directly to the Chairman of our Audit Committee, to work directly with our finance and accounting departments with the sole objective of improving, documenting and testing our internal control environment. Additionally, we have expanded our management team to include a Director of Information Technology managing all information systems, globally and across all functions.
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
Date: August 10, 2011