Form 10-Q
period 2011-09-30
RigNet, Inc.
filed 2011-11-10
CIK 1162112

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-35003
RigNet, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0677208 (I.R.S. Employer Identification No.)

1880 S. Dairy Ashford, Suite 300
Houston, Texas	77077-4760
(Address of principal executive offices)	(Zip Code)
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
At November 4, 2011, there were outstanding 15,444,835 shares of the registrant’s Common Stock.

Page
PART I — FINANCIAL INFORMATION

Item 1 Financial Statements	3

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3 Qualitative and Quantitative Disclosures about Market Risk	24

Item 4 Controls and Procedures	24

PART II — OTHER INFORMATION

Item 1 Legal Proceedings	26

Item 1A Risk Factors	26

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3 Defaults Upon Senior Securities	26

Item 5 Other Information	26

Item 6 Exhibits	26

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
RIGNET, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except shares amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,496	$50,435
Restricted cash	—	2,500
Accounts receivable, net	21,038	15,972
Prepaid expenses and other current assets	3,260	3,419

Total current assets	82,794	72,326
Property and equipment, net	30,856	26,380
Restricted cash	—	7,500
Goodwill	13,905	13,841
Intangibles	6,007	6,766
Deferred tax and other assets	3,654	2,972

TOTAL ASSETS	$137,216	$129,785

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$4,978	$4,868
Accrued expenses	6,287	6,624
Current maturities of long-term debt	8,729	8,655
Income taxes payable	4,775	4,751
Deferred revenue	1,131	1,305

Total current liabilities	25,900	26,203
Long-term debt	16,967	23,484
Deferred revenue	449	325
Deferred tax liability	631	631
Other liabilities	11,586	11,282

Total liabilities	55,533	61,925

Commitments and contingencies (Note 11)
Stockholders’ equity:
RigNet, Inc. stockholders’ equity
Preferred stock — $0.001 par value; 10,000,000 shares authorized; zero and zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock — $0.001 par value; 190,000,000 shares authorized; 15,442,960 and 14,760,687 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	15	15
Additional paid-in capital	116,437	110,118
Accumulated deficit	(34,894)	(42,440)

Accumulated other comprehensive income	44	5
Total RigNet, Inc. stockholders’ equity	81,602	67,698
Non-redeemable, non-controlling interest	81	162

Total stockholders’ equity	81,683	67,860

TOTAL LIABILITIES AND EQUITY	$137,216	$129,785

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Revenue	$28,905	$24,234	$79,569	$68,604

Expenses:
Cost of revenue	12,964	10,516	35,536	31,242
Depreciation and amortization	3,717	3,561	10,829	11,349
Selling and marketing	584	682	1,637	1,576
General and administrative	6,557	5,587	19,057	15,858

Total expenses	23,822	20,346	67,059	60,025

Operating income	5,083	3,888	12,510	8,579
Other income (expense):
Interest expense	(235)	(412)	(1,030)	(1,174)
Other income (expense), net	328	(395)	363	(645)
Change in fair value of preferred stock derivatives	—	62	—	(12,384)

Income (loss) before income taxes	5,176	3,143	11,843	(5,624)
Income tax benefit (expense)	299	(2,661)	(4,144)	(4,953)

Net income (loss)	5,475	482	7,699	(10,577)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	24	49	153	211
Redeemable, non-controlling interest	—	—	—	25

Net income (loss) attributable to RigNet, Inc. stockholders	$5,451	$433	$7,546	$(10,813)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$5,475	$482	$7,699	$(10,577)
Foreign currency translation	(1,296)	1,417	39	(458)

Total comprehensive income (loss)	$4,179	$1,899	$7,738	$(11,035)

INCOME (LOSS) PER SHARE — BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. stockholders	$5,451	$433	$7,546	$(10,813)
Less: Preferred stock dividends	—	910	—	2,430
Less: Adjustment to redeemable, non-controlling interest redemption value	—	75	—	50

Net income (loss) attributable to RigNet, Inc. common stockholders	$5,451	$(552)	$7,546	$(13,293)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$0.35	$(0.10)	$0.49	$(2.50)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$0.32	$(0.10)	$0.45	$(2.50)

Weighted average shares outstanding, basic	15,443	5,319	15,369	5,318

Weighted average shares outstanding, diluted	16,840	5,319	16,792	5,318

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$7,699	$(10,577)
Adjustments to reconcile net income (loss) to net cash from operations:
Change in fair value of preferred stock derivatives	—	12,384
Depreciation and amortization	10,829	11,349
Adjustment to redemption value of non-controlling interest	—	(75)
Stock-based compensation	741	334
Write-off/amortization of deferred financing costs	(5)	112
Deferred taxes	(171)	1
(Gain) loss on retirement of property and equipment	(111)	320
Changes in operating assets and liabilities:
Accounts receivable	(5,066)	(3,238)
Prepaid expenses and other assets	(352)	(438)
Accounts payable	1,251	1,542
Accrued expenses	(38)	1,722
Deferred revenue	(50)	(176)
Other liabilities	304	1,552

Net cash provided by operating activities	15,031	14,812

Cash flows from investing activities:
Capital expenditures	(14,897)	(9,586)
Proceeds from sale of property and equipment	162	—
Decrease in restricted cash	10,000	—

Net cash used by investing activities	(4,735)	(9,586)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	4,628	5
Subsidiary distributions to non-controlling interest	(234)	(271)
Redemption of redeemable, non-controlling interest	—	(4,576)
Proceeds from borrowings	75	10,000
Repayments of long-term debt	(6,593)	(6,624)

Net cash used by financing activities	(2,124)	(1,466)

Net increase in cash and cash equivalents	8,172	3,760

Cash and cash equivalents:
Balance, January 1,	50,435	11,379
Changes in foreign currency translation	(111)	(625)

Balance, September 30,	$58,496	$14,514

Supplemental disclosures:
Income taxes paid	$3,666	$1,942
Interest paid	$957	$1,114
Non-cash investing — capital expenditures	$696	$1,131
The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated	Total
			Additional		Other	RigNet, Inc.	Non-Redeemable,	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
	(Unaudited)
Balance, December 31, 2009	5,318	$5	$9,521	$(26,847)	$941	$(16,380)	$141	$(16,239)
Issuance of common stock upon the exercise of stock options	1	—	5	—	—	5	—	5
Preferred stock dividends	—	—	(2,430)	—	—	(2,430)	—	(2,430)
Stock-based compensation	—	—	334	—	—	334	—	334
Foreign currency translation	—	—	—	—	(458)	(458)	—	(458)
Adjustment to redemption value of non-controlling interest	—	—	(50)	—	—	(50)	—	(50)
Non-controlling owner distributions	—	—	—	—	—	—	(271)	(271)
Net income (loss)	—	—	—	(10,813)	—	(10,813)	211	(10,602)

Balance, September 30, 2010	5,319	$5	$7,380	$(37,660)	$483	$(29,792)	$81	$(29,711)

Balance, December 31, 2010	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860
Issuance of common stock upon the exercise of stock options and warrants	43	—	64	—	—	64	—	64
Issuance of restricted stock	144	—	—	—	—	—	—	—
Forfeiture of restricted stock	(5)	—	—	—	—	—	—	—
Sale of common stock	500	—	5,514	—	—	5,514	—	5,514
Stock-based compensation	—	—	741	—	—	741	—	741
Foreign currency translation	—	—	—	—	39	39	—	39
Non-controlling owner distributions	—	—	—	—	—	—	(234)	(234)
Net income	—	—	—	7,546	—	7,546	153	7,699

Balance, September 30, 2011	15,443	$15	$116,437	$(34,894)	$44	$81,602	$81	$81,683

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
RigNet is authorized to issue 10.0 million shares of preferred stock with a par value of $0.001 per share. As of September 30, 2011 and December 31, 2010, no shares of preferred stock were outstanding.
Note 4 — Goodwill and Intangibles
Goodwill
Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel) and OilCamp AS (OilCamp) as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2011. This test resulted in no impairment. No impairment indicators have been identified through September 30, 2011. As of September 30, 2011 and December 31, 2010, goodwill was $13.9 million and $13.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Intangibles
Intangibles consist of customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from four to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of September 30, 2011. During the three months ended September 30, 2011 and 2010, the Company recognized amortization expense of $0.3 million and $0.5 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company recognized amortization expense of $0.9 million and $1.5 million, respectively.
Note 5 — Long-Term Debt
As of September 30, 2011 and December 31, 2010, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2011	2010
	(in thousands)
Term loan, net of unamortized deferred financing costs	$25,622	$32,034
Equipment notes	74	105

	25,696	32,139
Less: Current maturities of long-term debt	(8,729)	(8,655)

	$16,967	$23,484

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
Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. The weighted average interest rate for the three and nine months ended September 30, 2011 was 3.3% and 4.2%, respectively, with an interest rate of 3.0% at September 30, 2011.
The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2011, the Term Loan had outstanding principal of $25.7 million.
Covenants and Restrictions
The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2011 and December 31, 2010, the Company was in compliance with all covenants.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Debt Maturities
The following table sets forth the aggregate principal maturities of long-term debt after September 30, 2011, net of unamortized deferred financing cost amortization, for years ending December, 31, (in thousands):

2011	$2,180
2012	8,735
2013	8,749
2014	6,032

Total debt, including current maturities	$25,696

Note 6 — Fair Value Measurements
The Company uses the following methods and assumptions to estimate the fair value of financial instruments:
•	Cash and Cash Equivalents — Reported amounts approximate fair value.
•	Restricted Cash — Reported amounts approximate fair value.
•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.
•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.
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

Note 7 — Income Taxes
Our effective income tax rate was (5.8)% and 84.7% for the three months ended September 30, 2011 and 2010, respectively. Our effective income tax rate was 35.0% and (88.1)% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter rather than benefitting from the utilization of a blended rate for all the current year.
The Company and the U.S. Internal Revenue Service (IRS) agreed to the final assessments related to an audit of the Company’s 2008 income tax return in August of 2011. The final settlement did not have a material change to our financial position or results of operations for the three or nine months ended September 30, 2011.
Note 8 — Stock-Based Compensation
During the nine months ended September 30, 2011, the Company granted 144,110 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 116,942 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 27,168 shares, generally vest over a two year period of continued service, with 50% of shares vesting on each of the first two anniversaries of the grant date.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the nine months ended September 30, 2011, the Company also granted 208,444 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price ranging from $17.90 to $18.00, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.
The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.
The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the nine months ended September 30, 2011, were as follows:

Nine Months Ended
September 30, 2011
Expected volatility	50%
Expected term (in years)	7
Risk-free interest rate	2.8%
Dividend yield	—
Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2011was $9.73 per option.
Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2011 and 2010 was $0.7 million and $0.3 million, respectively. As of September 30, 2011, there was $3.4 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.6 years.
Note 9 — Related Party Transactions
One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended September 30, 2011 and 2010 were $0.1 million and $0.1 million, respectively, for services performed by the Company in the ordinary course of business. Revenue recognized for these services the nine months ended September 30, 2011 and 2010 were $0.5 million and $0.3 million, respectively.
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

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income (loss) attributable to RigNet, Inc. common stockholders:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss) attributable to RigNet, Inc. stockholders	$5,451	$433	$7,546	$(10,813)
Less: Dividends accrued on preferred stock	—	273	—	813
Less: Derivatives related to preferred stock dividends (See Note 8 — Fair Value Measurements)	—	637	—	1,617
Less: Adjustment to redeemable, non-controlling interest redemption value	—	75	—	50

Net income (loss) attributable to RigNet, Inc. common stockholders	$5,451	$(552)	$7,546	$(13,293)

Weighted average shares outstanding, basic	15,443	5,319	15,369	5,318
Effect of dilutive securities	1,397	—	1,423	—

Weighted average shares outstanding, diluted	16,840	5,319	16,792	5,318

Dilutive securities outstanding during the three and nine months ended September 30, 2011 included stock options and warrants. All equivalent units were anti-dilutive for the three and nine months ended September 30, 2010, which included preferred stock, stock options and warrants. Anti-dilutive share equivalents excluded from the earnings per share computations for the three and nine months ended September 30, 2010 totaled 5.2 million and 4.8 million, respectively.
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
Note 12 — Segment Information
The Company’s business segment information as of and for the three and nine months ended September 30, 2011 and 2010, is as follows:

	Three Months Ended September 30, 2011
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$17,856	$5,859	$5,265	$(75)	$28,905
Total expenses	10,616	4,912	4,234	4,060	23,822
Interest expense	—	—	(23)	(212)	(235)
Other income (expense), net	368	(26)	—	(14)	328
Income tax benefit	—	—	—	299	299
Net income (loss)	7,969	1,041	1,128	(4,663)	5,475
Capital expenditures	2,202	1,108	1,182	—	4,492

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2010
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$15,572	$5,332	$3,376	$(46)	$24,234
Total expenses	9,682	3,860	3,292	3,512	20,346
Interest expense	—	(10)	(3)	(399)	(412)
Other income (expense), net	(530)	5	(1)	131	(395)
Income tax expense	—	—	—	(2,661)	(2,661)
Net income (loss)	5,668	1,544	80	(6,810)	482
Capital expenditures	1,782	385	330	—	2,497

	Nine Months Ended September 30, 2011
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$49,476	$15,794	$14,371	$(72)	$79,569
Total expenses	30,715	13,581	11,256	11,507	67,059
Interest expense	(1)	—	(63)	(966)	(1,030)
Other income (expense), net	265	122	3	(27)	363
Income tax expense	—	—	—	(4,144)	(4,144)
Net income (loss)	19,385	2,455	3,175	(17,316)	7,699
Total assets	63,573	50,084	27,530	(3,971)	137,216
Capital expenditures	6,699	5,594	1,891	247	14,431

	Nine Months Ended September 30, 2010
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
Total revenue	$45,979	$13,980	$8,971	$(326)	$68,604
Total expenses	29,528	11,209	9,223	10,065	60,025
Interest expense	—	(10)	(54)	(1,110)	(1,174)
Other income (expense), net	(356)	(397)	17	91	(645)
Income tax expense	—	—	—	(4,953)	(4,953)
Net income (loss)	16,095	2,363	(289)	(28,746)	(10,577)
Capital expenditures	4,734	3,818	446	62	9,060
For the three and nine months ended September 30, 2011 and 2010, the Company earned revenue from both our domestic and international operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Domestic	$8,693	$7,930	$25,290	$18,944
International	20,212	16,304	54,279	49,660

Total	$28,905	$24,234	$79,569	$68,604

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2010. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.
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
Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements (MSAs), with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). For the nine months ended September 30, 2011, our largest customer, who has been our customer for over five years, provided approximately 11.3% of our total revenue.
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
Results of Operations
The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Revenue	$28,905	$24,234	$79,569	$68,604

Expenses:
Cost of revenue	12,964	10,516	35,536	31,242
Depreciation and amortization	3,717	3,561	10,829	11,349
Selling and marketing	584	682	1,637	1,576
General and administrative	6,557	5,587	19,057	15,858

Total expenses	23,822	20,346	67,059	60,025

Operating income	5,083	3,888	12,510	8,579
Other income (expense), net	93	(745)	(667)	(14,203)

Income before income taxes	5,176	3,143	11,843	(5,624)
Income tax benefit (expense)	299	(2,661)	(4,144)	(4,953)

Net income (loss)	5,475	482	7,699	(10,577)
Less: Net income attributable to non-controlling interests	24	49	153	236

Net income (loss) attributable to RigNet, Inc. stockholders	$5,451	$433	$7,546	$(10,813)

Other Non-GAAP Data:
Gross Profit	$15,941	$13,718	$44,033	$37,362
Adjusted EBITDA	$9,448	$7,706	$24,332	$21,311

The following represents selected financial operating results for our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Eastern Hemisphere:
Revenue	$17,856	$15,572	$49,476	$45,979
Cost of revenue	6,499	5,696	18,378	17,986

Gross Profit (non-GAAP measure)	11,357	9,876	31,098	27,993
Depreciation and amortization	1,997	1,895	6,049	6,022
Selling, general and administrative	2,120	2,091	6,288	5,520

Eastern hemisphere operating income	$7,240	$5,890	$18,761	$16,451

Western Hemisphere:
Revenue	$5,859	$5,332	$15,794	$13,980
Cost of revenue	2,630	2,209	7,526	6,556

Gross Profit (non-GAAP measure)	3,229	3,123	8,268	7,424
Depreciation and amortization	1,297	1,061	3,554	2,861
Selling, general and administrative	985	589	2,501	1,792

Western hemisphere operating income	$947	$1,473	$2,213	$2,771

U.S. Land:
Revenue	$5,265	$3,376	$14,371	$8,971
Cost of revenue	2,341	1,795	6,803	4,829

Gross Profit (non-GAAP measure)	2,461	1,581	6,923	4,142
Depreciation and amortization	470	709	1,379	2,484
Selling, general and administrative	840	788	2,309	1,910

U.S. land operating income (loss)	$1,031	$84	$3,115	$(252)

Three Months Ended September 30, 2011 and 2010
Revenue. Revenue increased by $4.7 million, or 19.3%, to $28.9 million for the three months ended September 30, 2011 from $24.2 million for the three months ended September 30, 2010. The increase in revenue was primarily attributable to increases in Eastern Hemisphere revenue of $2.3 million, or 14.7%, and Western Hemisphere revenue of $0.5 million, or 9.9%. Both the Eastern and Western Hemisphere changes are primarily due to increases in deepwater unit counts and increased revenue-per-unit resulting from additional value-added services provided. Additionally, U.S. Land revenue increased $1.9 million, or 56.0%, resulting from the continued recovery of the U.S. land-based drilling market and our widening geographic footprint in this market.
Cost of Revenue. Costs increased by $2.5 million to $13.0 million for the three months ended September 30, 2011 from $10.5 million for the three months ended September 30, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit increased by $2.2 million, or 16.2%, to $15.9 million for the three months ended September 30, 2011 from $13.7 million for the three months ended September 30, 2010. However, as a percentage of revenue, Gross Profit decreased to 55.1%, for the three months ended September 30, 2011 compared to 56.6% for the three months ended September 30, 2010. The decrease in Gross Profit as a percentage of revenue during the period resulted from decreases in Western Hemisphere, from 58.6% to 55.1% and US Land, from 46.8% to 44.5%. These decreases are primarily attributable to the purchase of excess bandwidth capacity to ensure coverage to our growing customer base.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.1 million to $3.7 million for the three months ended September 30, 2011 from $3.6 million for the three months ended September 30, 2010. The increase resulted from increased capital expenditures which totaled $14.9 million for the nine months ended September 30, 2011. This increase is offset by reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel Communications LLC and OilCamp AS became fully amortized in the fourth quarter of 2010.
General and Administrative. General and administrative expenses increased by $1.0 million to $6.6 million for the three month ended September 30, 2011 from $5.6 million for the three months ended September 30, 2010. The increase was primarily due to costs incurred in 2011 related to operating as a publicly-traded company including salaries for additional management and efforts to strengthen our internal control over our financial reporting.
Other Income (Expense). Other income (expense), net increased by $0.8 million to a net income of $0.1 million for the three month ended September 30, 2011 from a net expense of $0.7 million for the three months ended September 30, 2010. This increase is primarily attributable to expense reported in 2010 related to the change in fair value of preferred stock derivatives. Accounting standards required the separate valuation and recording of certain features of our preferred stock until such shares were converted or redeemed. Those features were revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Upon completion of the IPO in December 2010, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock. As such, no charges related to the fair value of these derivatives will be recorded in 2011 or future periods.
Income Tax Expense. Our effective income tax rate was (5.8%) and 84.7% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter rather than benefitting from the utilization of a blended rate for the current year.
Nine Months Ended September 30, 2011 and 2010
Revenue. Revenue increased by $11.0 million, or 16.0%, to $79.6 million for the nine months ended September 30, 2011 from $68.6 million for the nine months ended September 30, 2010. The increase in revenue was primarily attributable to a $5.4 million, or 60.2%, increase in U.S. Land revenue resulting from the continued recovery of the U.S. land-based drilling market and our widening geographic footprint in this market. Additionally, Eastern Hemisphere revenues increased $3.5 million, or 7.6%, and Western Hemisphere revenue increased $1.8 million, or 13.0%. Both the Eastern and Western Hemisphere changes are primarily due to increases in deepwater contract orders and unit counts.
Cost of Revenue. Costs increased by $4.3 million to $35.5 million for the nine months ended September 30, 2011 from $31.2 million for the nine months ended September 30, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit increased by $6.6 million to $44.0 million for the nine months ended September 30, 2011 from $37.4 million for the nine months ended September 30, 2010. As a percentage of revenue, Gross Profit increased to 55.3%, for the nine months ended September 30, 2011 compared to 54.5% for the nine months ended September 30, 2010. The increase in the operating profitability as a percentage of revenue resulted primarily from an increase in Eastern Hemisphere Gross Profit as a percentage of revenue to 62.9% in 2011 from 60.9% in 2010. This increase is primarily attributable to the increases in our revenue and efficiencies in our management of bandwidth capacity.
Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.5 million to $10.8 million for the nine months ended September 30, 2011 from $11.3 million for the nine months ended September 30, 2010. The decrease resulted from reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel Communications LLC and OilCamp AS became fully amortized in the fourth quarter of 2010.
General and Administrative. General and administrative expenses increased by $3.1 million to $19.0 million for the nine months ended September 30, 2011 from $15.9 million for the nine months ended September 30, 2010. The increase was primarily due to costs incurred in 2011 related to operating as a publicly-traded company including salaries for additional management, additional audit costs and efforts to strengthen our internal control over our financial reporting.

Other Income (Expense). Other expense, net decreased by $13.5 million to a net expense of $0.7 million for the nine months ended September 30, 2011 from a net expense of $14.2 million for the nine months ended September 30, 2010. This decrease is primarily attributable to expense reported in 2010 related to the change in fair value of preferred stock derivatives. Accounting standards required the separate valuation and recording of certain features of our preferred stock until such shares were converted or redeemed. Those features were revalued and reported each period at the then fair value, with changes in fair value recorded in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Upon completion of the IPO in December 2010, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock. As such, no charges related to the fair value of these derivatives will be recorded in 2011 or future periods.
Income Tax Expense. Our effective income tax rate was 35.0% and (88.1)% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives in 2010, changes in valuation allowances, and changes in income tax reserves, including related penalties and interest. The effective tax rates are also impacted by calculating the tax provision of the domestic jurisdiction discrete to the respective quarter rather than benefitting from the utilization of a blended rate for the current year.
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
At September 30, 2011, we had working capital of $56.9 million, including cash and cash equivalents of $58.5 million, accounts receivable of $21.0 million and other current assets of $3.3 million, offset by $5.0 million in accounts payable, $6.3 million in accrued expenses, $8.7 million in current maturities of long-term debt, $4.8 million in tax related liabilities and $1.1 million in deferred revenue.
Over the past four years, we have spent $7.2 million to $13.5 million annually on capital expenditures. For the nine months ended September 30, 2011, we have spent an additional $14.9 million on capital expenditures. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise. However, we have no agreements or commitments for any specific acquisitions at this time.
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

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$50,435	$11,379
Net cash provided by operating activities	15,031	14,812
Net cash used by investing activities	(4,735)	(9,586)
Net cash used by financing activities	(2,124)	(1,466)
Changes in foreign currency translation	(111)	(625)

Cash and cash equivalents, September 30,	$58,496	$14,514

Operating Activities
Net cash provided by operating activities was $15.0 million for the nine months ended September 30, 2011 compared to $14.8 million for the nine months ended September 30, 2010. The increase in cash provided by operating activities of $0.2 million was primarily due to the timing of collections of our accounts receivable and payments of our accounts payable.
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
Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2011 and 2010, 79.2% and 77.8% of our revenue was denominated in U.S. dollars, respectively.
Investing Activities
Net cash used by investing activities was $4.7 million and $9.6 million during the nine months ended September 30, 2011 and 2010, respectively. The decrease of $4.9 million is primarily due to the release of $10.0 million of cash previously restricted by our Term Loan. This increase was offset by a $5.3 million increase in capital expenditures which totaled $14.9 million for the nine months ended September 30, 2011 compared to $9.6 million for the same period of 2010. Capital expenditures grew $3.3 million during the year ended December 31, 2010 and $1.5 million during each of the years ended December 31, 2009 and 2008, compared to each of the respective prior periods. We expect capital expenditures to continue this growth during the remainder of 2011 primarily resulting from growth opportunities arising from increasing demand for deepwater drilling. While drilling programs and timing change due to various factors beyond our control, we currently expect that our Western Hemisphere operations will benefit from the majority of capital expenditures to be spent during the remainder of 2011.
Financing Activities
Net cash used by financing activities was $2.1 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities during the nine months ended September 30, 2011 was attributable to net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period. These proceeds were offset by a $6.6 million principal payment on our long-term debt.

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
Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. The weighted average interest rate for the three and nine months ended September 30, 2011 was 3.3% and 4.2%, respectively, with an interest rate of 3.0% at September 30, 2011.
The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2011, the Term Loan had outstanding principal of $25.7 million.
Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At September 30, 2011, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $11.6 million (or 35.5% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $19.9 million (or 60.8% of our Adjusted EBITDA for the trailing twelve months).
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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.
The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Net income (loss)	$5,475	$482	$7,699	$(10,577)
Interest expense	235	412	1,030	1,174
Depreciation and amortization	3,717	3,561	10,829	11,349
(Gain) loss on retirement of property and equipment	(1)	—	(111)	320
Change in fair value of preferred stock derivatives	—	(62)	—	12,384
Stock-based compensation	321	116	741	334
Initial public offering costs	—	536	—	1,374
Income tax (benefit) expense	(299)	2,661	4,144	4,953

Adjusted EBITDA (non-GAAP measure)	$9,448	$7,706	$24,332	$21,311

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
Adjusted EBITDA increased by $1.7 million to $9.4 million for the three months ended September 30, 2011, from $7.7 million for the three months ended September 30, 2010. Adjusted EBITDA increased by $3.0 million to $24.3 million for the nine months ended September 30, 2011 from $21.3 million for the nine months ended September 30, 2010. These increases resulted from the recovery of the U.S. land-based drilling market and increases in contract orders and unit counts in the U.S. Gulf of Mexico, partially offset by costs incurred in 2011 related to operating as a publicly-traded company.

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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other: Testing Goodwill for Impairment” (“Update 2011-08”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Update 2011-08 is effective for annual periods beginning after December 15, 2011, although early adoption is allowed. We will not elect early adoption of this standard and expect to adopt the provisions of Update 2011-08 for our annual impairment test as of July 31, 2012. We do not expect Update 2011-08 to have any impact on our financial position and results of operations as it is a change in application of the goodwill impairment test only.
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
Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2011 and 2010, 20.8% and 22.2% of our revenues were earned in non-U.S. currencies, respectively.
Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2011 and December 31, 2010, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2011	2010
	(in thousands)
Effect on Net Income (Loss) and Equity — Increase/Decrease:
1% Decrease/increase in rate	$257	$323
2% Decrease/increase in rate	$514	$646
3% Decrease/increase in rate	$771	$970

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2011, in order to strengthen our internal control over our financial reporting, we have instituted an Internal Audit function, reporting directly to the Chairman of our Audit Committee, to work directly with our finance and accounting departments with the sole objective of improving, documenting and testing our internal control environment. Additionally, we have expanded our management team to include a Director of Information Technology managing all information systems, globally and across all functions.
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
Date: November 9, 2011