Form 10-K
period 2011-12-31
RigNet, Inc.
filed 2012-03-08
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $261.4 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At March 1, 2012, there were outstanding 15,443,301 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2011 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1. Business

Overview

We are a leading network infrastructure provider serving the remote communications needs of the oil and gas industry. Through a controlled and managed IP/MPLS (Internet Protocol/Multiprotocol Label Switching) global network, we deliver voice, data, video and other collaborative services under a multi-tenant revenue model. Our customers use our secure communications and private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications with their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, energy maritime vessels and regional support offices. To ensure the maximum reliability demanded by our customers, we deliver our services through our IP/MPLS global network, tuned and optimized for communications with remote endpoints, that serves oil and gas customers both in the United States and in international markets. As of December 31, 2011, we were the primary provider of remote communications and collaborative services to approximately 400 customers reaching about 1,000 remote sites located in over 30 countries on six continents. For the twelve months ended December 31, 2011, our revenue generated from countries outside of the U.S. represented 68.0% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed oil and gas companies to make decisions based on reliable and secure real-time information carried by our network from anywhere in the world to their home offices. We deliver turnkey solutions and value-added services that simplify the management of multiple communications services, allowing our customers to focus their attention on their core oil and gas drilling and production operations. Our customer solutions enable broadband data, voice and video communications with quality, reliability, security and scalability that is superior to conventional switched transport networks. Key aspects of our services include:

•

managed services solutions offered at a per site, per day subscription rate primarily through customer agreements with terms that typically range from one month to three years, with some customer agreement terms as long as five years;

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

•	engineering and design services to determine the appropriate product and service solution for each customer;

•	installation of on-site equipment designed to perform in extreme and harsh environments with minimal maintenance; and

•	maintenance and support through locally-deployed engineering and service support teams as well as warehoused spare equipment inventories.

We believe our solutions help our customers increase their revenue and better manage their costs and resource allocations through the delivery, use and management of real-time information. We believe our commitment to our customers and the embedded nature of our solutions strengthens and extends our customer relationships.

We have lower capital expenditures than other remote communications providers because we do not own or operate any satellites, develop or manufacture communications or networking equipment, own terrestrial wireless facilities and landlines, or, as a general rule, own or operate teleport facilities and data centers. In order to provide our end-to-end services, we procure bandwidth from independent fixed satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. We own the network infrastructure and communications equipment we install at remote sites as well as co-located equipment in third party teleport facilities and data centers, all of which we procure through various high quality equipment providers. By owning the network infrastructure and communications equipment on the customer premises, we are better able to ensure the high quality of our products and services and agnostically select the optimal equipment suite for each customer. Our network and communications services are designed to accommodate all customers at remote oil and gas sites including rig owners (drillers), operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and other visitors. Our communications services are initially offered to drillers, and the initial capital investment is scaled by up-selling communications services to other parties present on the rigs, such as operators, service companies and pay-per-use individuals, as well as through the cross-selling of value-added services.

For convenience in this Annual Report on Form 10-K, “RigNet”, the “Company”, “we”, “us”, and “our” refer to RigNet, Inc. and its subsidiaries taken as a whole, unless otherwise noted.

Our Industry

The remote telecommunications industry is highly competitive with a wide variety of companies and new potential entrants from adjacent vertical markets and from within the broader value chain. Within the remote telecommunications industry, we serve oil and gas companies that operate their remote locations through global “always-connected” networks driving demand for communications services and managed services solutions that can operate reliably in increasingly remote areas under harsh environmental conditions.

The oil and gas industry depends on maximum reliability, quality and continuity of products and services. Oil and gas companies with geographically dispersed operations are particularly motivated to use secure and highly reliable communications networks due to several factors:

•	oil and gas companies rely on secure real-time data collection and transfer methods for the safe and efficient coordination of remote operations;

•

technological advances in drilling techniques, driven by declining production from existing oil and gas fields and strong hydrocarbon demand, have enabled increased exploitation of offshore deepwater reserves and development of unconventional reserves (e.g., shales and tight sands) that require real-time data access by personnel in field and head offices to optimize performance; and

•	transmission of increased data volumes and real-time data management and access to key decision makers enable customers to maximize operational results, safety and financial performance.

While we experience competition in our markets, we believe that our established relationships with customers and proven performance serve as significant barriers to entry.

Operations

Our business operations are divided into three reportable segments: eastern hemisphere, western hemisphere and U.S. land. For financial information about our reportable segments, see Note 14 — “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

Eastern Hemisphere

Our eastern hemisphere segment services are performed out of our Norway, Qatar, United Kingdom and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the U.K., Norway and West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea. As of December 31, 2011, this segment was serving approximately 147 jack up, semi-submersible and drillship rigs which we approximate to be a 28.7% market share of such rigs based on an IHS-Petrodata RigBase Current Activity report as of December 1, 2011. As of December 31, 2011, this segment also was serving approximately 187 other sites, which include production facilities, energy support vessels, land rigs, and related remote support offices and supply bases.

Western Hemisphere

Our western hemisphere segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily off the coasts of the United States, Mexico and Brazil, and within the Gulf of Mexico, but excluding land rigs and other land-based sites in the U.S. As of December 31, 2011, this segment was serving approximately 81 jack up, semi-submersible and drillship rigs which we approximate to be a 33.1% market share of such rigs based on an IHS-Petrodata RigBase Current Activity report as of December 1, 2011. As of December 31, 2011, this segment also was serving approximately 144 other sites, which include production facilities, energy support vessels and related remote support offices and supply bases.

U.S. Land

Our U.S. land segment provides remote communications services for drilling rigs, completions and production facilities located onshore in the U.S. Our U.S. land segment services are directed out of our Louisiana-based office for customers and sites located in the continental United States. We further provide installation and service support from ten other service centers and equipment depots located in key oil and gas producing areas around the continental United States. As of December 31, 2011, this segment was serving approximately 338 onshore drilling rigs and 157 other remote sites that consist of completion, production and other sites. We have approximately a 17.2% market share for onshore drilling rigs based on Baker Hughes North America Rotary Rig Count report for December 31, 2011. Our product suite consists of voice, data, Internet access and emergency response services along with communications services within the rig location such as wired and wireless intercoms and two-way radios. This segment leverages the same network infrastructure and network operations center used in our other two operating segments.

Our Strategy

To serve our customers and grow our business, we intend to pursue aggressively the following strategies:

•	expand our share of the growing number of offshore and onshore drilling rigs;

•	increase secondary customer penetration on our existing remote sites;

•	develop and market additional value-added products and services; and

•	extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions.

Expand our share of the growing number of offshore and onshore drilling rigs: We intend to expand our drilling rig market share by increasing our penetration of the market for newly-built rigs, capturing existing rigs from competitors because of our superior performance, landing fleet-wide opportunities with major drillers made available as a result of drilling rig industry consolidation, improving penetration in underserved and new geographic markets and capturing opportunities for reactivated stacked rigs (rig stacking refers to when a rig is expected to be taken out of service for a protracted period of time). For example, several of our largest customers have recently completed acquisitions of rigs that are currently served by competitors. Although there is no contractual obligation by our customers to transition these rigs to us, we believe we are strongly positioned to compete for these new rigs. Because of our established relationships with our customers, reliable and robust service offerings and best-in-class customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers. The table below presents global fixed and floating rigs which, as of December 30, 2011, are scheduled to be delivered between 2012 and 2015.

Fixed and Floating Rigs Scheduled for Delivery

We intend to continue to expand our penetration of the U.S. and international onshore drilling rig market. Global onshore drilling rig count is expected to increase by a consolidated annual growth rate (CAGR) of 3.2% between 2012 and 2015 according to projections provided by the Spears & Associates Drilling and Production Outlook. We believe we are well-positioned to increase our penetration in this segment because of our experience in the U.S. onshore drilling rig market, our in-depth understanding of the needs of oil and gas customers, high quality of service and global data network infrastructure.

Global Average Active Onshore Rigs

Increase secondary customer penetration: We intend to continue to scale our initial capital investment with rig owners by using our incumbent position at remote sites to serve other users on the rigs. We will seek to increase revenue with low incremental capital costs by up-selling our services to other parties on the rigs, production platforms and energy support vessels, including drillers, operators, services companies and pay-per-use individuals.

Develop and market additional value-added products and services: We intend to continue to serve our customers’ needs by commercializing additional products and services that complement our wide array of available remote communications services. We expect that over the next several years our customer base will require a variety of new services such as real-time functionality, videoconferencing, software acceleration technology, WiFi hotspots and media, and we will seek to position ourselves to capture new business opportunities. Additionally, with the continuously growing demand for communication-based products and increased network speed in the oil and gas industry, we expect bandwidth requirements for our existing customers to continue to increase. Through our engineering expertise, technical sales force and operational capabilities, we will continue to position ourselves to offer our customers a full range of remote communications services at different levels within customer organizations.

Extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions: Our market presence and proven quality of service offer significant organic growth opportunities in targeted adjacent upstream energy segments where we are well positioned to deliver remote communications solutions. Targeted segments include upstream energy vessels (including seismic and offshore support and supply vessels), offshore fixed and floating production facilities and international onshore drilling rigs and production facilities. In addition, we will continue to look for and review opportunities in other remote communications market adjacencies that offer significant opportunities for growth and where we are well positioned to take advantage of these opportunities.

We are also focused on expanding our competitive market position through strategic acquisitions. As we continue to focus on expanding the target markets for our products, services and solutions, we plan to selectively acquire companies and/or technologies that would be complementary to our existing business. Strategic acquisition opportunities may be pursued to enhance our operations and further our strategic objectives. We have no agreements or commitments with respect to any acquisitions at this time.

Competitive Strengths

As a leading communications network infrastructure provider within the oil and gas industry, our competitive strengths include:

•	mission-critical services delivered by a trusted provider with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS global platform;

•	scalable systems using standardized equipment that leverage our global infrastructure;

•	flexible, provider-neutral technology platform; and

•	long-term relationships with leading companies in the oil and gas industry.

Mission-critical services delivered by a trusted provider with global operations: Our focus on the oil and gas industry provides us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network reliability and responsive customer service, along with the high switching costs associated with changing out remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients wherever they may operate around the world, except where U.S. government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more pleasing end user experience. Our ability to offer our customers such global coverage sets us apart from regional competitors at a time when our customers are expanding the geographic reach of their own businesses, exploring for oil and gas reserves in more remote locations and seeking partners that can match the breadth of their global operations and speed of deployment.

High-quality customer support with full-time monitoring and regional service centers: Our IP/MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December

31, 2011, we had 28 service operations centers and warehouses to support and service our customers’ remote sites. A Global Network Operations Center located in Houston, Texas is staffed 24 hours per day, 365 days per year. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity. As of December 31, 2011, our U.S. land segment, which is one of our three reportable segments discussed below, was supported through a network of 13 field service centers and equipment depots, located in major oil and gas regions in the continental United States. Our onshore footprint allows us to respond with high quality same-day service for the shorter drilling cycles inherent in onshore drilling where rapid installation, decommissioning and repair services are required. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service centers.

Operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS platform: Our scalable, standardized communications platform provides us with plug-and-play capabilities to easily expand or improve service offerings. Our IP/MPLS global platform allows us the ability to add additional services to our standard offerings or change our service offerings on a rig, production platform or energy support vessel with little incremental cost once installed onsite. We can offer these services to all users of the rig, production platform or energy support vessel, including drillers, operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and others. We expect this operating leverage to help drive an expansion in our Adjusted EBITDA, which is defined in Item 6. “Selected Financial Data” of this Annual Report on Form 10-K. We expect the demand for our products and services to continue to increase as oil and gas producers continue to invest in the infrastructure needed to commercially produce deepwater reserves. Our IP/MPLS global platform gives us an important advantage by offering greater reliability, scalability, flexibility and security than conventional switched transports and accounts for what we believe to be a key reason for the market share we have today of remote installations on offshore and onshore drilling rigs with the potential that we can lift that market share over time.

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a significant amount of excess capacity to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to rigs and other remote sites located anywhere in the world. We install standardized equipment on each rig or remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install on each rig are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2011, we leased capacity from 22 satellites, and are co-located in 21 teleports and 18 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment on each rig, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment on each rig tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

Flexible, provider-neutral technology platform: Because we procure communications connections and networks and equipment from third parties, we are able to customize the best solution for our customers’ needs and reduce our required fixed capital investments. We aim to preserve the flexibility to select particular service providers and equipment so that we may access multiple providers and avoid downtime if any of our initial providers were to experience any problems. By procuring bandwidth from a variety of communications providers instead of owning our own satellites, we are able to minimize capital investment requirements and can expand our geographic coverage in response to customers’ needs with much greater flexibility. Our product and service portfolio offers best-in-class technology platforms using the optimal suite communications and networking capabilities for customers. This best-of-breed approach does contrast with some of our larger competitors who are more backward integrated in the value chain and have a more limited solutions toolkit as a result.

Long-term relationships with leading companies in the oil and gas industry: We have established relationships with some of the largest companies in the global oil and gas industry. Some of our key customers are the leading contract drillers around the globe, with combined offshore fleets of hundreds of rigs. In many cases, these customers are investment grade rated companies with high standards of service that favor strategic providers such as RigNet and work in partnership with us to serve their remote operations.

Service Offerings

We offer a comprehensive communications package of voice, data, video, networking and real-time data management to offshore and land-based remote locations. We are a single source solutions provider that links multiple offshore or remote site rigs and production facilities with real-time onshore decision centers and applications.

The main services we offer are high quality voice-over-Internet-protocol, or VoIP, data and high-speed Internet access. In addition, we increasingly provide other value-added services, such as video conferencing solutions, TurboNet WAN (for wide area network) acceleration solutions, real-time data management solutions, Wi-Fi hotspots and Internet kiosks, Secure Oil Information Link (SOIL), wireless intercoms and handheld radios. The price for these value-added services is generally included in the day rate and becomes incorporated into the recurring revenue from our customers.

Video Conferencing Solutions

The oil and gas industry increasingly uses video conferencing to save significant amounts of time and reduce costs. As an alternative to excessive travel and traditional meetings, video conferencing improves collaboration and expedites decision making. We provide a complete, high-performance video conferencing solution scalable for a wide range of uses. Video conferencing service can be delivered securely and reliably over our SOIL private extranet and is then branded as SOIL Meeting. Increasingly, we are deploying videoconferencing solutions to remote sites, allowing our customers to conduct secure and reliable videoconferences between their offices and their remote sites.

In addition, in 2009, we began offering high-resolution hand held wireless cameras through our Remote View service that allows experts in offices to troubleshoot equipment at remote sites, which can save customers time and money, with recent successful deployments in the Gulf of Mexico and the North Sea. This service is also delivered over our SOIL network.

TurboNet Solutions

Our customers are increasingly pushing software application use to the edge of their networks (remote sites such as drilling rigs, production facilities and vessels). While VSAT connections are reliable, many software applications are not designed to perform optimally over highly latent satellite links. Working with Riverbed Technology, Inc., or Riverbed, we deploy infrastructure appliances to improve the performance of client-server interactions over WANs without breaking the semantics of the protocols, file systems or applications. Whether our customers are copying a file from a distant file server, getting mail from a remote exchange server, backing up remote file servers to a main datacenter or sending very large files to colleagues at headquarters, slow WANs cost time and money. The costs are borne in redundant infrastructure, over-provisioned bandwidth, and lost productivity.

Working with Riverbed’s appliances, RigNet’s TurboNet solution can improve the performance, or throughput, of client-server interactions over WANs by up to 100 times, giving the end user the appearance that the server is local rather than remote. That degree of apparent network speed improvement enables our customers to centralize currently distributed resources like storage, mail servers and file servers and deliver new WAN-based IT services that have not been possible before. Not only do the software applications perform more as they would in offices, but our customers may better optimize the use of expensive satellite bandwidth.

Wi-Fi Hotspot and Internet Kiosk

We offer WiFi hotspot and Internet kiosk solutions that facilitate access to the Internet by rig-based personnel. This is advantageous for rig owners who seek to improve the quality of life for employees by providing Internet access in the living quarters, and for service companies that seek office-like connectivity for their technicians and engineers. The WiFi hotspot and Internet kiosk solutions provide ready access with a familiar user interface without requiring specialized equipment to connect to the service. These solutions are either paid for by the business customer as a benefit to its remote employees or are paid for on a pay-per-use basis by individuals.

SOIL (Secure Oil Information Link)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary exranet enabling oil companies and their counterparties, such as rig owners, service companies and application service providers, to connect and collaborate on a high-speed, secure and reliable basis. We acquired SOIL in 2006 through the acquisition of 100% of OilCamp, AS, a Norwegian-based provider that began operating the network in 1998.

As of December 31, 2011, SOIL’s value-added services were being provided to more than 200 oil and gas operators, service companies and other industry suppliers throughout the North Sea region. These customers use our SOIL services to collaborate with partners and suppliers or for internal company communications. We intend to extend the SOIL network to our other geographic areas of high oil and gas drilling and production activity.

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

With a service level uptime commitment of 99.7%, our SOIL network supports a wide range of bandwidths from 64 Kbps to 1 Gbps, offering speed and reliability ideal for a variety of applications used in the oil and gas industry as well as value-added services we provide such as SOIL Meeting (video conferencing) and SOIL Hosting (application hosting). SOIL offers clients quality of service and a guaranteed bandwidth that may be increased or decreased according to requirements.

We charge a monthly subscription fee for access to our SOIL network depending on the desired access speed. In addition, we charge for installation of the required equipment and value-added services.

Customer Contracts

In order to streamline the addition of new projects and solidify our position in the market, we have signed agreements with most customers that define the contractual relationship with oil and gas producers, service companies and drilling companies for our offshore and land-based telecommunications services. The specific services being provided are defined under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without penalty. Service orders are executed under the customer agreements for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the agreement or cold stacking of a drilling rig.

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. Our largest customer, Noble Corporation, accounted for approximately 12.0% of our total revenue for 2011.

Suppliers

Although we have preferred suppliers of telecommunications and networking equipment, nearly all technology utilized in our solutions is available from more than one supplier. The standardized equipment may be deployed across any site or rig in any geographic area.

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

Competition

The remote telecommunications industry is highly competitive. We expect competition in the markets that we serve to persist, intensify and change, consistent with recent industry consolidation. We face varying degrees of competition from a wide variety of companies, including new potential entrants from providers to adjacent vertical markets and from forward integration by some of our suppliers deeper in the industry value chain, since successful service and system development is not necessarily dependent upon substantial financial resources.

Our primary global competitors in upstream oil and gas include Harris Corporation’s Harris CapRock Communiations and a portion of the enterprise segment of Inmarsat plc’s Inmarsat Solutions. Most recently, our industry sector has experienced consolidation with Harris Corporation’s acquisitions of CapRock Communications, Inc. and Schlumberger Ltd’s Global Connectivity Services division. In addition, there are a range of regional providers serving smaller customers. Specifically in our U.S. land segment, we also face competition from: drilling instrumentation providers; living quarters companies; and other pure-play providers like us.

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

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services we provide. In the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (FCC). Regulation of the telecommunications industry continues to change rapidly. Our U.S. services are currently provided on a private carrier basis and are therefore subject to light or no regulation by the FCC and other federal, state and local agencies. However, if the FCC or one or more state public utility commissions determine that our services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to Title II of the Communications Act, associated FCC regulations, and similar state laws, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

Further, VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. We do not believe that the VoIP services that we currently provide were intended by the FCC to be considered “interconnected VoIP.” However, if our VoIP services were determined to constitute interconnected VoIP, we would become subject to a number of regulatory requirements including obligations to pay into the Universal Service Fund, accommodate the needs of disabled persons, protect customer proprietary network information, provide E911 services, etc. Compliance with those requirements may involve significant costs, and we could be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

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

Employees

As of December 31, 2011, we had approximately 243 full time employees consisting of 24 employees in sales and marketing, 54 employees in finance and administration, 146 employees in operations and technical support and 19 employees in management. We believe our employee relations are good.

Geographic Information

See Note 14—”Segment Information,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding geographic areas we serve.

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

We receive a significant part of our revenue from a relatively small number of large customers. For the year ended December 31, 2011, Noble Corporation and Ensco plc represented approximately 12.0% and 5.9%, respectively, of our consolidated revenue. Similarly, for the year ended December 31, 2010, these two significant customers, Noble Corporation and Ensco plc, represented approximately 10.6% and 6.5%, respectively, of our consolidated revenue. If either of these two customers terminates or significantly reduces its business with us, our business, financial condition and results of operations would be materially harmed.

Our industry is highly competitive and if we do not compete successfully, our business, financial condition and results of operations will be harmed.

The telecommunications industry is generally highly competitive, and we expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our products decrease, we will need to sell more products and/or reduce the per-unit costs to improve or maintain our results of operations. Our primary global competitors include Harris Corporation’s Harris CapRock Communications and elements of the enterprise segment of Inmarsat plc’s Inmarsat Solutions, as well as many regional competitors. Some of our competitors have longer operating histories, substantially greater financial and other resources for developing new solutions as well as for recruiting and retaining qualified personnel. Their greater financial resources may also make them better able to withstand downturns in the market, expand into new areas more aggressively or operate in developing markets without immediate financial returns. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations, and due to their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

Furthermore, competition may emerge from companies that we have previously not perceived as competitors or consolidation of our industry may cause existing competitors to become bigger and stronger with more resources, market awareness and market share. As we expand into new markets and geographic regions we may experience increased competition from some of our competitors that have prior experience or other business in these markets or geographic regions. In addition, some of our customers may decide to insource some of the communications services and managed services solutions that we provide, in particular our terrestrial communication services (e.g., terrestrial line-of-sight transport, microwave, Worldwide Interoperability for Microwave Access, or WiMax), which do not require the same level of maintenance and support as our other services. Our success will depend on our ability to adapt to these competitive forces, to adapt to technological advances, to develop more advanced products more rapidly and less expensively than our competitors, to continue to develop and deepen our global sales and business development network, and to educate potential customers about the benefits of using our solutions rather than our competitors’ products and services or in sourced solutions. Our failure to successfully respond to these competitive challenges could harm our business, financial condition and results of operations.

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

•

the impact of changing regulations and environmental and safety rules and policies, including changes to regulations, rules and policies, following oil spills and other pollution by the oil and gas industry, and legislative and regulatory interest to limit or further regulate drilling and hydraulic fracturing activities;

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

Our future performance depends on the continued service of our key technical, development, sales, services and management personnel. In particular, we are heavily dependent on the following two key employees: our Chief Executive Officer and President, who has been critical to establishing our strategy and executing on our business model over the past four years; and our Vice President of Global Engineering, who is the technical architect of our global network and who is responsible for our global network’s reliability, performance and security and the evaluation of technological developments and their impact on our business. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.

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

Most of our contracts provide for a fixed price per month for our services. If our costs increase to provide those services, such as the cost to secure bandwidth or personnel costs, we may not be able to offset some or all of our increased costs by increasing the rates we charge our customers until our next contract renewal, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our industry is characterized by rapid technological change, and if we fail to keep up with these changes or if access to telecommunications in remote locations becomes easier or less expensive, our business, financial condition and results of operations may be harmed.

The telecommunications industry is characterized by rapid changes in technology, new evolving standards, emerging competition and frequent new product and service introductions. As an example of technological change, in August 2010, Inmarsat plc announced a major commitment to a new constellation of satellites using the Ka frequency band (branded as GlobalXpress), compared to our use of the Ku-band and C-band satellite space segment today. When this Ka-band service is made available in late 2013 and early 2014, we may have to adapt to its use, contracting with either Inmarsat or other satellite operators, which might impair our business if other providers are more successful in using Ka-band services to meet customer needs than us. Our future business prospects largely depend on our ability to meet changing customer preferences, to anticipate and respond to technological changes and to develop competitive products. If telecommunications to remote locations becomes more readily accessible or less expensive than our services, our business will suffer. New disruptive technologies could make our VSAT-based networks or other services obsolete or less competitive than they are today, requiring us to reduce the prices that we are able to charge for our services or causing us to undergo expensive transitions to new transport technologies. We may not be able to successfully respond to new technological developments and challenges or identify and respond to new market opportunities, services or products offered by competitors. In addition, our efforts to respond to technological innovations and competition may require significant capital investments and resources. Furthermore, we may not have the necessary resources to respond to new technological changes and innovations and emerging competition. Failure to keep up with future technological changes could harm our business, financial condition and results of operations.

Many of our potential clients are resistant to new solutions and technologies which may limit our growth.

Although there is a strong focus on technology development within the oil industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk averse with respect to adopting new solutions and technologies in the area of remote communications due to our services being so integral to highly-complex drilling, completion and production operations. Some drilling contractors, oil and gas companies and oilfield service companies may choose not to adopt new solutions and technology, such as our remote communications and collaboration applications solutions, which may limit our growth potential. The market for IP/MPLS based communication services is in a relatively early stage, and some oil and gas companies may choose not to adopt our IP/ MPLS based communications technology. This may in turn limit our growth.

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

Our U.S. services are currently provided on a private carrier basis and are therefore subject to light or no regulation by the Federal Communications Commission, or FCC, and other federal, state and local agencies. As a private carrier, we may not market and provide telecommunications service to the general public or otherwise hold our services out “indifferently” to the public as a common carrier. As a private carrier, we are not entitled to certain rights afforded to or subject to certain obligations imposed on common carriers.

However, the FCC or one or more state public utility commissions could determine that our services or the services of our subsidiaries and/or affiliates constitute common carrier offerings subject to Title II of the Communications Act, associated FCC regulations, and similar state laws. Among other things, common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC and state public utility commissions have jurisdiction to hear complaints regarding the compliance or non-compliance with these and other common carrier requirements of the Communications Act and the FCC’s rules, and similar state laws. If our services or the services provided by our subsidiaries or affiliates are found to be provided on a common carrier basis, we may be subject to significant costs to ensure compliance with the applicable provisions of these laws and regulations . We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

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

VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC and certain regulatory requirements. We do not believe that the voice services that we currently provide were intended by the FCC to be considered “interconnected VoIP.” However, the FCC could determine that our services or the services of our subsidiaries and/or affiliates constitute interconnected VoIP, which could subject such services to a number of regulatory requirements including obligations to pay into the Universal Service Fund, accommodate the needs of disabled persons, protect customer proprietary network information, provide E911 services, etc. We cannot predict whether the FCC may classify our VoIP services as interconnected VoIP, and if so, what other regulatory obligations, if any, will be imposed on our VoIP services or interconnected VoIP services generally. To the extent that our services or the services provided by our subsidiaries or affiliates are deemed to be interconnected VoIP services, we may be subject to significant costs to ensure compliance with the applicable FCC requirements governing the provision of those services. Further, we may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

Changes to the FCC’s USF Regime or state universal service fund regimes or findings that we have not complied with USF requirements or state universal service fund regimes may adversely affect our financial condition.

A proceeding pending before the FCC has the potential to significantly alter our Universal Service Fund, or USF, contribution obligations. The FCC is considering changing the basis upon which USF contributions are determined from a revenue percentage measurement, as well as increasing the breadth of the USF contribution base to include certain services now exempt from contribution. Adoption of these proposals could have a material adverse effect on our costs of providing service, our ability to separately list USF contributions on end-user bills, and our ability to collect these fees from our customers. We are unable to predict the timing or outcome of this proceeding.

We cannot predict the application and impact of changes to the federal or state universal service fund contribution requirements on the communications industry generally and on certain of our business activities in particular. We recently assessed the nature and extent of our federal and state universal service fund obligations. If the FCC or any state determines that we have incorrectly calculated or failed to remit any required universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Changes in the federal or state universal service fund requirements or findings that we have not met our obligations could materially increase our universal service fund contributions and have a material adverse effect on our business, financial condition and results of operations.

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

We must comply with all applicable export control laws and regulations of the United States and other countries. We cannot provide services to certain countries subject to United States trade sanctions administered by the Office of Foreign Asset Control of the United States Department of the Treasury or the United States Department of Commerce unless we first obtain the necessary authorizations. In addition, we are subject to the Foreign Corrupt Practices Act that, generally, prohibits bribes or unreasonable gifts to non-U.S. governments or officials and may be subject to anti-corruption laws of other countries in which the Company may operate or may otherwise have a substantial business connection. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, and more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. In certain countries, we engage third party agents or intermediaries to act on our behalf in dealings with government officials, such as customs agents, and if these third party agents or intermediaries violate applicable laws, their actions may result in penalties or sanctions being assessed against us.

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

In addition, tax returns filed are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Outcomes from these continuous examinations could have a material adverse effect on our financial condition, results of operations or cash flows. Our 2010 United States federal income tax return is currently under audit by the United States Internal Revenue Service. We may incur material costs to support the audit and /or defend our tax positions.

We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our products and services.

During the year ended December 31, 2011, 20.5% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

As of March 1, 2012, funds affiliated with Altira Group LLC, or Altira, owned in the aggregate shares representing approximately 14.3% of our outstanding voting power. Additionally, as of March 1, 2012, funds associated with Cubera Secondary (GP) AS, or Cubera, owned in the aggregate shares representing approximately 26.5% of our outstanding voting power. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

Provisions in our organizational documents and in the Delaware General Corporation Law may prevent takeover attempts that could be beneficial to our stockholders.

Provisions in our certificate of incorporation and bylaws and in the Delaware General Corporation Law, may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In our certificate of incorporation, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our Company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting shares, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. However, because funds affiliated with Altira, Cubera and Sanders Morris Harris Inc. acquired their shares prior to the IPO, Section 203 is currently inapplicable to any business combination or transaction with them or their affiliates. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

We have a small market capitalization and lower trading volume compared to most publicly trading companies. If, due to our size, securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering our business downgrade their evaluations of or recommendations regarding our stock, or if one or more of the analysts cease providing research coverage on our stock due to our small market capitalization or low trading volume, the price of our stock could decline. If one or more of these analysts cease providing research coverage on our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

Our headquarters are located in Houston, Texas. We lease our headquarters facility, which comprises approximately 15,206 square feet of office space as of December 31, 2011. The term of this lease runs through June 30, 2015. We have regional offices under lease in Lafayette, Louisiana; Aberdeen, U.K.; Stavanger, Norway; Doha, Qatar and Singapore, and additional leased offices and service centers in the United States, Brazil, Nigeria and Saudi Arabia. We believe our current facilities are adequate for our current needs and for the foreseeable future.

Item 3. Legal Proceedings

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material impact on our business, financial condition or results of operations.

Item  4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RigNet’s common stock, $0.001 par value, is traded on the NASDAQ Global Market Exchange (NASDAQ), under the ticker symbol RNET and began trading on December 15, 2010.

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	September 30,	September 30,
	High	Low
Year Ended December 31, 2011
Fourth Quarter	$16.74	$14.52
Third Quarter	$17.50	$13.37
Second Quarter	$20.08	$15.50
First Quarter	$18.82	$13.22
Year Ended December 31, 2010
Fourth Quarter From December 15, 2010)	$13.70	$12.55

There were approximately 72 holders of RigNet’s common stock on record as of March 1, 2012.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 15, 2010 (the first day our stock began trading on NASDAQ) through December 31, 2011, with the cumulative total return on the NASDAQ Composite Index, the Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 15, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/15/2010	12/31/2010	3/31/2011	6/30/2011	9/30/2011	12/31/2011

RigNet, Inc. (1)	$100	$109	$145	$135	$128	$133
NASDAQ	$100	$101	$106	$106	$92	$100
Oil Service Sector	$100	$104	$125	$113	$81	$92
NASDAQ Telecommunications	$100	$102	$101	$96	$80	$89

(1)	Based on the last reported sale price of the Company's stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sales occured.

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

Item 6. Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods indicated. Data was derived from RigNet, Inc.’s audited consolidated financial statements. The data set forth should be read together with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with Item 8. “Financial Statements and Supplementary Data.” Our historical results for any prior period are not necessarily indicative of the results to be expected in the future.

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

We have never declared or paid any cash dividends on our common stock.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Data:
Revenue	$109,355	$92,921	$80,936	$89,909	$67,164

Expenses:
Cost of revenue (excluding depreciation and amortization)	48,645	42,479	35,165	39,294	29,747
Depreciation and amortization	14,584	14,983	12,554	10,519	9,451
Impairment of goodwill	—	—	2,898	—	—
Selling and marketing	2,276	2,103	2,187	2,605	2,405
General and administrative	26,960	20,756	16,444	21,277	20,338

Total expenses	92,465	80,321	69,248	73,695	61,941

Operating income	16,890	12,600	11,688	16,214	5,223
Interest expense	(1,249)	(1,618)	(5,146)	(2,464)	(5,497)
Other income (expense), net	613	(399)	304	27	(63)
Change in fair value of preferred stock derivatives	—	(17,190)	(21,009)	2,461	(1,156)

Income (loss) before income taxes	16,254	(6,607)	(14,163)	16,238	(1,493)
Income tax expense	(6,502)	(8,669)	(5,457)	(5,882)	(628)

Net income (loss)	9,752	(15,276)	(19,620)	10,356	(2,121)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	234	292	292	235	167
Redeemable, non-controlling interest	—	25	10	1,715	971

Net income (loss) attributable to RigNet, Inc. stockholders	$9,518	$(15,593)	$(19,922)	$8,406	$(3,259)

Net income (loss) attributable to RigNet, Inc. common stockholders	$9,518	$(18,807)	$(22,118)	$(4,190)	$(3,931)

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$0.62	$(3.38)	$(4.16)	$(0.79)	$(0.74)

Diluted	$0.57	$(3.38)	$(4.16)	$(0.79)	$(0.74)

Weighted average shares outstanding:
Basic	15,387	5,571	5,312	5,301	5,279

Diluted	16,814	5,571	5,312	5,301	5,279

Other Non-GAAP Data:
Gross Profit	$60,710	$50,442	$45,771	$50,615	$37,417
Adjusted EBITDA	$33,456	$29,740	$29,093	$30,409	$17,536

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$53,106	$50,435	$11,379	$15,376	$6,862
Restricted cash—current portion	—	2,500	2,500	775	—
Restricted cash—long-term portion	—	7,500	7,500	—	—
Total assets	140,922	129,785	88,810	89,517	72,925
Current maturities of long-term debt	8,735	8,655	8,664	5,753	11,807
Long-term deferred revenue	457	325	348	1,516	679
Long-term debt	14,785	23,484	21,022	18,322	20,427
Preferred stock derivatives	—	—	30,446	8,413	9,808
Preferred stock	—	—	17,333	16,257	14,097

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

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$9,752	$(15,276)	$(19,620)	$10,356	$(2,121)
Interest expense	1,249	1,618	5,146	2,464	5,497
Depreciation and amortization	14,584	14,983	12,554	10,519	9,451
Impairment of goodwill	—	—	2,898	—	—
(Gain) loss on retirement of property and equipment	(165)	294	111	(92)	(27)
Change in fair value of preferred stock derivatives	—	17,190	21,009	(2,461)	1,156
Stock-based compensation	1,534	437	277	231	169
Initial public offering costs	—	1,825	1,261	3,510	2,783
Income tax expense	6,502	8,669	5,457	5,882	628

Adjusted EBITDA (non-GAAP measure)	$33,456	$29,740	$29,093	$30,409	$17,536

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

Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). In the year ended December 31, 2011, our largest customer, who has been our customer for over five years, provided approximately 12.0% of our total revenue. In the year ended December 31, 2010, this same customer provided approximately 10.6% of our total revenue.

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

Profitability increases at a site as we add customers and value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers. Profitability risks include oil and gas market trends, service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, export restrictions, licenses and other trade barriers. These risks may result in the delay of service initiation, which may negatively impact our results of operations.

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

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed and are generally billed on a time and materials basis. Deferred revenue consists of installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax assessed and collected on behalf of a governmental authority. Such tax is then remitted directly to the appropriate jurisdictional entity.

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

Property and Equipment

Property and equipment, which consists of (i) telecommunication and computer equipment and (ii) furniture and other, is stated at acquisition cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful lives of the respective assets, which range from one to seven years. We assess property and equipment for impairment when events indicate the carrying value exceeds fair value. Maintenance and repair costs are charged to expense when incurred. During the years ended December 31, 2011, 2010 and 2009, no events have occurred to indicate an impairment of our property and equipment.

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

In connection with the Company’s IPO completed in December , 2011, its preferred stock derivatives were settled with the conversion of preferred stock to common stock. Previously identified embedded derivative features within its preferred stock agreements which qualified as derivatives were reported separately from preferred stock. Preferred stock derivatives represented conversion and redemption rights associated with the series A, B and C preferred stock, which were bifurcated based on an analysis of the features in relation to the preferred stock. Preferred stock derivatives were non-current and reported at fair value as of December 31, 2009.

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

Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined. In 2009, we recognized $2.9 million in impairment of goodwill. Such impairment was a result of a significant reduction in the U.S. land rig count as of June 30, 2009 as a result of reduced natural gas and oil prices. This circumstance resulted in a reduction in our cash flow projections utilizing Spears & Associates, Inc. forward land-based rig count projections in the revision of internal forecasts, which reduced the estimated fair value of our U.S. land reporting unit below its carrying value. Our projections in 2009 provided for a slow recovery of revenue and Adjusted EBITDA (non-GAAP measure) from 2010 through 2014, which is consistent with our results since 2009.

We recorded no goodwill impairments in 2011 or 2010. As of July 31, 2011, our latest completed goodwill impairment testing date, the fair values of our reporting units are substantially in excess of their carrying values. As such, the test resulted in no impairment and no additional impairment indicators have been identified through December 31, 2011. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Long-Term Debt

Long-term debt is recognized in the consolidated balance sheets net of costs incurred in connection with obtaining the financing. Debt financing costs are deferred and reported as a reduction to the principal amount of the debt. Such costs are amortized over the life of the debt using the effective interest rate method and included in interest expense in the Company’s consolidated financial statements. We believe the carrying amount of our debt, which has a floating interest rate, approximates fair value, since the interest rates are based on short-term maturities and recent quoted rates from financial institutions.

Stock-Based Compensation

We have three stock-based compensation plans; the 2010 Omnibus Incentive Plan (2010 Plan), the RigNet, Inc. 2006 Long-Term Incentive Plan (2006 Plan) and the RigNet Inc. 2001 Performance Stock Option Plan (2001 Plan). All equity instruments granted under either the 2001 Plan or the 2006 Plan are settled in stock. All equity instruments currently outstanding under the 2010 Plan will be settled in stock, however future awards granted subsequent to December 31, 2011 may be settled in stock or cash and may be classified as equity or liability instruments, as determined by the type of award granted.

Our policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Expense for stock-based compensation related to equity awards is recorded using the calculated fair value of options on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility of our stock and dividend yield of the option.

The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

Additionally, in connection with RigNet’s acquisition of LandTel, LandTel issued share appreciation rights (SARs) to certain employees. The value of these SARs is based on the value of the LandTel subsidiary only. These SARs will be settled in cash upon exercise by holders and are classified as liability awards by the Company. We record expense for these awards based on the fair value of the awards at each balance sheet date.

Stock-based compensation expense is based on awards ultimately expected to vest. We did not issue fractional shares nor pay cash in lieu of fractional shares.

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

New Accounting Pronouncements

No standard implemented during 2011 or 2010 had a material effect on our financial position, cash flow or results of operation. See our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
				Percentage Change
	Year Ended December 31,			2010 to	2009 to
	2011	2010	2009	2011	2010
	(in thousands, except percentages)
Revenue	$109,355	$92,921	$80,936	17.7%	14.8%
Expenses:
Cost of revenue (excluding depreciation and amortization)	48,645	42,479	35,165	14.5%	20.8%
Depreciation and amortization	14,584	14,983	12,554	(2.7)%	19.3%
Impairment of goodwill	—	—	2,898	—%	(100.0)%
Selling and marketing	2,276	2,103	2,187	8.2%	(3.8)%
General and administrative	26,960	20,756	16,444	29.9%	26.2%

Total expenses	92,465	80,321	69,248	15.1%	16.0%

Operating income	16,890	12,600	11,688	34.0%	7.8%
Other income (expense), net	(636)	(19,207)	(25,851)	(96.7)%	(25.7)%

Income (loss) before income taxes	16,254	(6,607)	(14,163)	(346.0)%	(53.4)%
Income tax expense	(6,502)	(8,669)	(5,457)	(25.0)%	58.9%

Net income (loss)	9,752	(15,276)	(19,620)	163.8%	(22.1)%
Less: Net income (loss) attributable to non-controlling interests	234	317	302	(26.2)%	5.0%

Net income (loss) attributable to RigNet, Inc. stockholders	$9,518	$(15,593)	$(19,922)	161.0%	(21.7)%

Other Non-GAAP Data:
Gross Profit	$60,710	$50,442	$45,771	20.4%	10.2%
Adjusted EBITDA	$33,456	$29,740	$29,093	12.5%	2.2%

Our business operations are managed through three reportable operating segments: eastern hemisphere, western hemisphere and U.S. land. The following represents selected financial operating results for our segments:

	September 30,	September 30,	September 30,	September 30,	September 30,
				Percentage Change
	Year Ended December 31,			2010 to	2009 to
	2011	2010	2009	2011	2010
	(in thousands, except percentages)
Eastern Hemisphere:
Revenue	$68,155	$61,390	$60,917	11.0%	0.8%
Cost of revenue (excluding depreciation and amortization)	25,503	24,015	23,247	6.2%	3.3%

Gross Profit (non-GAAP measure)	42,652	37,375	37,670	14.1%	(0.8)%
Depreciation and amortization	8,020	8,020	6,894	—%	16.3%
Selling, general and administrative	8,970	6,833	5,818	31.3%	17.4%

Eastern hemisphere operating income	$25,662	$22,522	$24,958	13.9%	(9.8)%

Western Hemisphere:
Revenue	$22,173	$19,012	$11,222	16.6%	69.4%
Cost of revenue (excluding depreciation and amortization)	10,550	8,918	4,841	18.3%	84.2%

Gross Profit (non-GAAP measure)	11,623	10,094	6,381	15.1%	58.2%
Depreciation and amortization	4,890	3,973	2,428	23.1%	63.6%
Selling, general and administrative	4,085	2,364	1,834	72.8%	28.9%

Western hemisphere operating income	$2,648	$3,757	$2,119	(29.5)%	77.3%

U.S. Land:
Revenue	$19,344	$12,845	$9,850	50.6%	30.4%
Cost of revenue (excluding depreciation and amortization)	9,934	6,943	5,195	43.1%	33.6%

Gross Profit (non-GAAP measure)	9,410	5,902	4,655	59.4%	26.8%
Depreciation and amortization	1,853	3,122	3,204	(40.6)%	(2.6)%
Impairment of goodwill	—	—	2,898	—%	(100.0)%
Selling, general and administrative	3,809	2,580	2,749	47.6%	(6.1)%

U.S. land operating income (loss)	$3,748	$200	$(4,196)	1,774.0%	(104.8)%

NOTE:	Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2011 and 2010

Revenue. Revenue increased by $16.5 million, or 17.7%, to $109.4 million for the year ended December 31, 2011 from $92.9 million for the year ended December 31, 2010. The increase in revenue was primarily attributable to a $6.5 million, or 50.6%, increase in U.S. Land revenue resulting from the continued growth of the U.S. land-based drilling market and our widening geographic footprint in this market. Additionally, Eastern Hemisphere revenues increased $6.8 million, or 11.0%, and Western Hemisphere revenue increased $3.2 million, or 16.6%. Both the Eastern and Western Hemisphere changes are primarily due to increases in deepwater contract orders, increased unit counts and increased bandwidth requirements for existing units.

Cost of Revenue. Costs increased by $6.1 million, or 14.5%, to $48.6 million for the year ended December 31, 2011 from $42.5 million for the year ended December 31, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit increased by $10.3 million, or 20.4%, to $60.7 million for the year ended December 31, 2011 from $50.4 million for the year ended December 31, 2010. As a percentage of revenue, Gross Profit increased to 55.5%, for the year ended December 31, 2011 compared to 54.3% for the year ended December 31, 2010. The increase in the operating profitability as a percentage of revenue resulted primarily from increases in Gross Profit as a percentage of revenue for Eastern Hemisphere, to 62.6% in 2011 from 60.9% in 2010, and U.S. Land, to 48.6% in 2011 from 45.9% in 2010. This increase is primarily attributable to efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.4 million, or 2.7%, to $14.6 million for the year ended December 31, 2011 from $15.0 million for the year ended December 31, 2010. The decrease resulted from reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel Communications LLC and OilCamp AS became fully amortized in the fourth quarter of 2010. This decrease is partially offset by an increase in acquisitions of rig-based telecommunication equipment, which were acquired in conjunction with growth initiatives during 2011 and 2010.

Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 8.2%, to $2.3 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010.

General and Administrative. General and administrative expenses increased by $6.2 million, or 29.9%, to $27.0 million for the year ended December 31, 2011 from $20.8 million for the year ended December 31, 2010. The increase was primarily due to increases in (i) eastern hemisphere technical personnel to support growth initiatives, (ii) development of our Brazil regional office as an expansion effort and (iii) costs related to operating as a publicly-traded company including costs for additional management and directors, additional audit costs and efforts to strengthen our internal control over our financial reporting.

Other Income (Expense). The change in other income (expense) is comprised primarily of expense related to the change in fair value of preferred stock derivatives which totaled $17.2 million for the year ended December 31, 2010. Upon completion of the IPO in December 2010, the preferred stock derivatives were settled upon the conversion of the preferred stock to common stock. As such, no further expense is incurred.

Income Tax Expense. Our effective income tax rate was 40.0% and (131.2)% for the years ended December 31, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives, changes in the valuation allowance related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves. See Note 15—”Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

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

Income Tax Expense. Our effective income tax rate was (131.2)% and (38.5)% for the years ended December 31, 2010 and 2009, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives, changes in the valuation allowance related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves. See Note 15—”Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

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

At December 31, 2011, we had working capital of $55.0 million, including cash and cash equivalents of $53.1 million, accounts receivable of $26.4 million and other current assets of $3.6 million, offset by $5.5 million in accounts payable, $7.1 million in accrued expenses, $8.7 million in current maturities of long-term debt, $5.3 million in tax related liabilities and $1.5 million in deferred revenue.

Over the past five years, we have spent $7.2 million to $19.0 million annually on capital expenditures. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise. However, we have no agreements or commitments for any specific acquisitions at this time.

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$50,435	$11,379	$15,376
Net cash provided by operating activities	16,592	19,896	26,189
Net cash used by investing activities	(8,996)	(13,449)	(19,305)
Net cash provided (used) by financing activities	(4,310)	33,480	(10,774)
Changes in foreign currency translation	(615)	(871)	(107)

Cash and cash equivalents, December 31,	$53,106	$50,435	$11,379

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2011, 2010 and 2009, 79.5%, 77.5% and 77.2% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $16.6 million for the year ended December 31, 2011 compared to $19.9 million for the year ended December 31, 2010. The decrease in cash provided by operating activities during 2011 of $3.3 million was primarily due to the timing of collections of our accounts receivable, partially offset by the increased profitability of our core operations. Net cash provided by operating activities was $19.9 million for the year ended December 31, 2010 compared to $26.2 million for the year ended December 31, 2009. The decrease in cash provided by operating activities during 2010 of $6.3 million was primarily due to increased billings compared to prior period and the timing of collections of our accounts receivable.

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

Investing Activities

Net cash used by investing activities was $9.0, million, $13.4 million and $19.3 million in the years ended December 31, 2011, 2010 and 2009, respectively. Of these amounts $19.2 million, $13.5 million, and $10.2 million, respectively, were for capital expenditures. For the year ended Deceber 31, 2011, net cash used by investing activities also included cash provided of $10.0 million related to a decrease in our restricted cash. The continued growth in capital expenditures of $5.7 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively, compared to each of the respective prior periods. We expect capital expenditures to continue this growth during 2012 primarily resulting from growth opportunities arising from increasing demand for deepwater drilling. While drilling programs and timing change due to various factors beyond our control, we currently expect that our Western Hemisphere operations will benefit from the majority of capital expenditures to be spent in the near future.

Financing Activities

Net cash provided (used) by financing activities was $(4.3) million, $33.5 million and $(10.8) million in the years ended December 31, 2011, 2010 and 2009, respectively. Cash used by financing activities during the year ended December 31, 2011 was attributable to $8.8 million of principal payments on our long-term debt. This outflow was partially offset by net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period. Cash provided by financing activities during the year ended December 31, 2010 was attributable to net proceeds from our IPO of $35.4 million, after deducting underwriting discounts and commissions of $2.8 million and additional offering related expenses of $1.8 million, of which $0.8 million was paid during the twelve months ended December 31, 2010 with the balance paid during 2011. Additionally, we received $11.1 million of proceeds from amendments of our term loan agreement. These proceeds were offset by $8.8 million of principal payments of long-term debt and the $4.7 million redemption of non-controlling interest acquiring all remaining non-controlling ownership of LandTel.

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

Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. As of December 31, 2011, the Term Loan had outstanding principal of $23.5 million. The weighted average interest rate for the year ended December 31, 2011 was 4.0%, with an interest rate of 3.0% at December 31, 2011.

The Term Loan is secured by substantially all the assets of the Company.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At December 31, 2011, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $12.7 million (or 37.9% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $21.7 million (or 64.8% of our Adjusted EBITDA for the trailing twelve months).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2011, we had contractual obligations and commercial commitments as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
			2013 -	2015 -	2017 and
	Total	2012	2014	2016	Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$23,454	$8,700	$14,754	$—	$—
Equipment notes	66	35	31	—	—
Interest (1)	1,019	609	410	—	—
Operating leases	2,345	1,248	951	146	—
Other non-current liabilities	14,181	—	—	—	14,181
Commercial Commitments:
Satellite and network services	15,069	8,213	6,856	—	—

	$56,134	$18,805	$23,002	$146	$14,181

(1)	Computed on the expected outstanding principle balance through the term of the loan, at the interest rate in effect at December 31, 2011.

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss)	$9,752	$(15,276)	$(19,620)
Interest expense	1,249	1,618	5,146
Depreciation and amortization	14,584	14,983	12,554
Impairment of goodwill	—	—	2,898
(Gain) loss on retirement of property and equipment	(165)	294	111
Change in fair value of preferred stock derivatives	—	17,190	21,009
Stock-based compensation	1,534	437	277
Initial public offering costs	—	1,825	1,261
Income tax expense	6,502	8,669	5,457

Adjusted EBITDA (non-GAAP measure)	$33,456	$29,740	$29,093

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

During the year ended December 31, 2011, Adjusted EBITDA increased by $3.8 million, or 12.5%, from $29.7 million in 2010 to $33.5 million in 2011 which resulted primarily from the recovery of the U.S. land-based drilling market and increases in contract orders and unit counts in the U.S. Gulf of Mexico, partially offset by costs incurred in 2011 related to operating as a publicly-traded company. During the year ended December 31, 2010, Adjusted EBITDA increased by $0.6 million, or 2.2%, from $29.1 million in 2009 to $29.7 million in 2010 which resulted primarily from the expansion of our operations in Brazil and increased U.S. land rig counts driven by increased natural gas and oil prices.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2011 and 2010, 20.5% and 22.5%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2010 and 2009, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on and December 31, 2011 and 2010, assuming those liabilities were outstanding for the entire year.

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Effect on Net Income (Loss) and Equity—Increase/Decrease:
1% Decrease/increase in rate	$236	$323
2% Decrease/increase in rate	$472	$646
3% Decrease/increase in rate	$708	$970

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management report called for by Item 308(a) of Regulation S-K is provided below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management RigNet, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2011, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria. Management included in its assessment of internal control over financial reporting all consolidated entities.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2011 which is included in Item 8. Financial Statements and Supplementary Data.

Attestation Report of the Registered Accounting Firm

The independent auditor’s attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting), included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees” and “Corporate Governance” in the 2012 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement to be filed with the SEC.

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

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to “Executive Compensation” in the 2012 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2012 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2012 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2012 Proxy Statement to be filed with the SEC.

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

RIGNET, INC.

By:	/s/ MARK B. SLAUGHTER	March 7, 2012
Mark B. Slaughter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK B. SLAUGHTER	Chief Executive Officer, President and	March 7, 2012
Mark B. Slaughter	Director (Principal Executive Officer)

/s/ MARTIN L. JIMMERSON, JR.	Chief Financial Officer	March 7, 2012
Martin L. Jimmerson, Jr.	(Principal Financial & Accounting Officer)

/s/ THOMAS M. MATTHEWS	Chairman of the Board	March 7, 2012
Thomas M. Matthews

/s/ JAMES H. BROWNING	Director	March 7, 2012
James H. Browning

/s/ DITLEF DE VIBE	Director	March 7, 2012
Ditlef de Vibe

/s/ CHARLES L. DAVIS IV	Director	March 7, 2012
Charles L. Davis IV

/s/ KEVIN A. NEVEU	Director	March 7, 2012
Kevin A. Neveu

/s/ KEVIN J. O’HARA	Director	March 7, 2012
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	March 7, 2012
Keith Olsen

/s/ BRENT K. WHITTINGTON	Director	March 7, 2012
Brent K. Whittington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 7, 2012

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)

ASSETS

Current assets:
Cash and cash equivalents	$53,106	$50,435
Restricted cash	—	2,500
Accounts receivable, net	26,350	15,972
Prepaid expenses and other current assets	3,581	3,419

Total current assets	83,037	72,326
Property and equipment, net	32,655	26,380
Restricted cash	—	7,500
Goodwill	13,796	13,841
Intangibles	5,849	6,766
Deferred tax and other assets	5,585	2,972

TOTAL ASSETS	$140,922	$129,785

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$5,459	$4,868
Accrued expenses	7,116	6,624
Current maturities of long-term debt	8,735	8,655
Income taxes payable	5,262	4,751
Deferred revenue	1,542	1,305

Total current liabilities	28,114	26,203
Long-term debt	14,785	23,484
Deferred revenue	457	325
Deferred tax liability	48	631
Other liabilities	14,133	11,282

Total liabilities	57,537	61,925

Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
RigNet, Inc. stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; zero and zero shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 15,440,801 and 14,760,687 shares issued and outstanding at December 31, 2011 and 2010, respectively	15	15
Additional paid-in capital	116,740	110,118
Accumulated deficit	(32,922)	(42,440)
Accumulated other comprehensive income	(610)	5

Total RigNet, Inc. stockholders’ equity	83,223	67,698
Non-redeemable, non-controlling interest	162	162

Total stockholders’ equity	83,385	67,860

TOTAL LIABILITIES AND EQUITY	$140,922	$129,785

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)

Revenue	$109,355	$92,921	$80,936

Expenses:
Cost of revenue (excluding depreciation and amortization)	48,645	42,479	35,165
Depreciation and amortization	14,584	14,983	12,554
Impairment of goodwill	—	—	2,898
Selling and marketing	2,276	2,103	2,187
General and administrative	26,960	20,756	16,444

Total expenses	92,465	80,321	69,248

Operating income	16,890	12,600	11,688
Other income (expense):
Interest expense	(1,249)	(1,618)	(5,146)
Other income (expense), net	613	(399)	304
Change in fair value of preferred stock derivatives	—	(17,190)	(21,009)

Income (loss) before income taxes	16,254	(6,607)	(14,163)
Income tax expense	(6,502)	(8,669)	(5,457)

Net income (loss)	9,752	(15,276)	(19,620)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	234	292	292
Redeemable, non-controlling interest	—	25	10

Net income (loss) attributable to RigNet, Inc. stockholders	$9,518	$(15,593)	$(19,922)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$9,752	$(15,276)	$(19,620)
Foreign currency translation	(615)	(936)	1,496

Total comprehensive income (loss)	$9,137	$(16,212)	$(18,124)

INCOME (LOSS) PER SHARE—BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. stockholders	$9,518	$(15,593)	$(19,922)
Less: Preferred stock dividends	—	3,164	2,100
Less: Adjustment to redeemable, non-controlling interest redemption value	—	50	96

Net income (loss) attributable to RigNet, Inc. common stockholders	$9,518	$(18,807)	$(22,118)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$0.62	$(3.38)	$(4.16)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$0.57	$(3.38)	$(4.16)

Weighted average shares outstanding, basic	15,387	5,571	5,312

Weighted average shares outstanding, diluted	16,814	5,571	5,312

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)

Cash flows from operating activities:
Net income (loss)	$9,752	$(15,276)	$(19,620)
Adjustments to reconcile net income (loss) to net cash from operations:
Change in fair value of preferred stock derivatives	—	17,190	21,009
Depreciation and amortization	14,584	14,983	12,554
Impairment of goodwill	—	—	2,898
Stock-based compensation	1,534	437	277
Write-off/amortization of deferred financing costs	95	147	352
Deferred taxes	(3,046)	(1,428)	(818)
(Gain) loss on sale or retirement of property and equipment	(165)	294	111
Changes in operating assets and liabilities:
Accounts receivable	(10,297)	(3,243)	3,717
Prepaid expenses and other assets	(312)	655	(633)
Accounts payable	449	933	609
Accrued expenses	778	(853)	4,849
Deferred revenue	369	(24)	(509)
Other liabilities	2,851	6,081	1,393

Net cash provided by operating activities	16,592	19,896	26,189

Cash flows from investing activities:
Capital expenditures	(19,220)	(13,481)	(10,173)
Proceeds from sale of property and equipment	224	32	93
Decrease/(Increase) in restricted cash	10,000	—	(9,225)

Net cash used by investing activities	(8,996)	(13,449)	(19,305)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	4,638	36,398	137
Payment of preferred stock dividends	—	(197)	—
Subsidiary distributions to non-controlling interest	(234)	(271)	(335)
Redemption of redeemable, non-controlling interest	—	(4,651)	(4,763)
Proceeds from borrowings	75	11,067	35,000
Repayments of long-term debt	(8,789)	(8,811)	(40,440)
Payments of financing fees	—	(55)	(373)

Net cash provided (used) by financing activities	(4,310)	33,480	(10,774)

Net increase (decrease) in cash and cash equivalents	3,286	39,927	(3,890)

Cash and cash equivalents:
Balance, January 1,	50,435	11,379	15,376
Changes in foreign currency translation	(615)	(871)	(107)

Balance, December 31,	$53,106	$50,435	$11,379

Supplemental disclosures:
Income taxes paid	$5,763	$4,444	$2,243
Interest paid—other	$1,168	$1,547	$1,240
Interest paid—stockholders	$—	$—	$5,708
Non-cash investing—capital expenditures	$2,202	$1,162	$1,657

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total RigNet, Inc. Stockholders’	Non-Redeemable, Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Equity
	(in thousands)
Balance, January 1, 2009	5,303	5	11,303	(6,925)	(555)	3,828	73	3,901
Issuance of common stock upon the exercise of stock options	15	—	137	—	—	137	—	137
Preferred stock dividends	—	—	(2,100)	—	—	(2,100)	—	(2,100)
Stock-based compensation	—	—	277	—	—	277	—	277
Foreign currency translation	—	—	—	—	1,496	1,496	—	1,496
Adjustment to redemption value of non-controlling interest	—	—	(96)	—	—	(96)	—	(96)
Non-controlling owner distributions	—	—	—	—	—	—	(224)	(224)
Net income (loss)	—	—	—	(19,922)	—	(19,922)	292	(19,630)

Balance, December 31, 2009	5,318	5	9,521	(26,847)	941	(16,380)	141	(16,239)
Issuance of common stock upon the exercise of stock options and warrants	449	1	9	—	—	10	—	10
Preferred stock dividends	—	—	(3,164)	—	—	(3,164)	—	(3,164)
Conversion of preferred stock	5,661	6	67,930	—	—	67,936	—	67,936
Sale of common stock	3,333	3	35,435	—	—	35,438	—	35,438
Stock-based compensation	—	—	437	—	—	437	—	437
Foreign currency translation	—	—	—	—	(936)	(936)	—	(936)
Adjustment to redemption value of non-controlling interest	—	—	(50)	—	—	(50)	—	(50)
Non-controlling owner distributions	—	—	—	—	—	—	(271)	(271)
Net income (loss)	—	—	—	(15,593)	—	(15,593)	292	(15,301)

Balance, December 31, 2010	14,761	15	110,118	(42,440)	5	67,698	162	67,860
Issuance of common stock upon the exercise of stock options and warrants	45	—	73	—	—	73	—	73
Issuance of restricted common stock, net of forfeitures	135	—	—	—	—	—	—	—
Sale of common stock	500	—	5,515	—	—	5,515	—	5,515
Stock-based compensation	—	—	1,034	—	—	1,034	—	1,034
Foreign currency translation	—	—	—	—	(615)	(615)	—	(615)
Non-controlling owner distributions	—	—	—	—	—	—	(234)	(234)
Net income	—	—	—	9,518	—	9,518	234	9,752

Balance, December 31, 2011	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 1—Business and Summary of Significant Accounting Policies

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

The Company’s corporate offices are located in Houston, Texas. The Company serves the owners and operators of offshore drilling rigs and production facilities, land rigs, remote offices and supply bases in approximately 30 countries including the United States, Brazil, Norway, the United Kingdom, Nigeria, Qatar, Saudi Arabia, Singapore and Australia.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2011, 2010 and 2009, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods, as well as certain financial statement disclosures. The estimates that are particularly significant to the financial statements include the Company’s valuation of goodwill, intangibles, preferred stock derivatives, stock-based compensation, income tax valuation allowance and uncertain tax positions. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, future results could differ from these estimates. Further, volatile equity and energy markets combine to increase uncertainty in such estimates and assumptions. As such, estimates and assumptions are adjusted when facts and circumstances dictate and any changes will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on-hand and highly-liquid investments purchased with maturities of three months or less.

Restricted Cash

At December 31, 2010 the Company had $10.0 million in restricted cash to satisfy credit facility requirements, of which $7.5 million was non-current. The restricted cash was maintained in the form of minimum required balances in two of its bank accounts. In May 2011, the Company amended its credit facility which no longer requires these compensating balances.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Prior to the Company’s initial public offering completed on December 20, 2010 (IPO) and as of December 31, 2009, the Company had identified embedded derivative features within its preferred stock agreements which qualified as derivatives and are reported separately from preferred stock. Fair values of these derivatives were determined using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated at the end of each reporting period using the Company’s most recent forecast and its weighted average cost of capital. The market approach used a market multiple on the related cash generated from operations. Significant estimates for determining fair value included cash flow forecasts, the Company’s weighted average cost of capital, projected income tax rates and market multiples.

In connection with the IPO, preferred stock derivatives were settled upon conversion of preferred stock to common stock, therefore, no derivatives were outstanding at December 31, 2010 (see Note 2—Initial Public Offering, Preferred Stock and Warrants).

Intangibles

Intangibles consist of brand names and customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from four to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of December 31, 2011.

Goodwill

Goodwill relates to the acquisitions of LandTel and OilCamp as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2011. This test resulted in no impairment. No additional impairment indicators have been identified through December 31, 2011. As of December 31, 2011 and 2010, goodwill was $13.8 million. Goodwill increases or decreases in value due to the effect of foreign currency translation.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Long-Term Debt

Long-term debt is recognized in the consolidated balance sheets, net of costs incurred, in connection with obtaining debt financing. Debt financing costs are deferred and reported as a reduction to the principal amount of the debt. Such costs are amortized over the life of the debt using the effective interest rate method and included in interest expense in the Company’s consolidated financial statements.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Foreign Currency Translation

The U.S. dollar serves as the currency of measurement and reporting for the Company’s consolidated financial statements. The Company has certain subsidiaries with functional currencies of Norwegian kroner, British pound sterling, Australian dollar or Brazilian real. Functional currencies of all the Company’s other subsidiaries are U.S. dollar.

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

Recently Issued Accounting Pronouncements

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In June 2011, the FASB issued the Accounting Standard Update 2011-05, “Presentation of Comprehensive Income” (“Update 2011-05”) which is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. Update 2011-05 provides amendments to Topic 220, “Comprehensive Income,” to be applied retrospectively. Update 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued Accounting Standard Update 2011-12 which amended this Update 2011-05 by deferring the effective date of the requirement to reclassify out of accumulated other comprehensive income indefinitely. The Company will adopt Update 2011-05, as amended, upon its effective date of January 1, 2012. The Company does not expect the adoption of Update 2011-05 to have a material effect on its consolidated statements of income, balance sheets or statements of cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“Update 2011-08”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. Update 2011-08 is effective for annual periods beginning after December 15, 2011, although early adoption is allowed. The Company did not elect early adoption of this standard and expect to adopt the provisions of Update 2011-08, as of January 1, 2012. The Company does not expect Update 2011-08 to have any impact on our financial position and results of operations as it is a change in application of the goodwill impairment test only.

Note 2—Initial Public Offering, Preferred Stock and Warrants

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

RigNet is authorized to issue ten million shares of preferred stock. As of December 31, 2011, no shares of preferred stock were outstanding.

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

No warrants were issued in the year ended December 31, 2011. The assumptions used for warrants issued in the years ended December 31, 2010 and 2009 were as follows:

	September 30,	September 30,
	Year Ended December 31,
	2010	2009
Expected volatility	47.5%	60.0%
Expected term (in years)	0.3	1.5
Risk-free interest rate	0.2%	0.9%
Dividend yield	—	—

RigNet has warrants outstanding with exercise prices of $0.04 and $7.00 per share. The following table summarizes the Company’s warrant activity for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,
	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, January 1, 2009	1,968	$3.74
Issued	7	$0.04
Exercised	—	$—

Outstanding, December 31, 2009	1,975	$3.73
Issued	22	$0.04
Exercised	(432)	$0.04

Outstanding, December 31, 2010	1,565	$4.70
Issued	—	$—
Exercised	(31)	$0.04

Outstanding, December 31, 2011	1,534	$4.79

The weighted average remaining life in years of outstanding warrants as of December 31, 2011, 2010 and 2009 was 4.0, 5.0 and 5.7 years, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 3—Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 7—”Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s consolidated financial statements.

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Accounts receivable	$28,087	$18,592	$15,349

Allowance for doubtful accounts, January 1,	(2,620)	(2,620)	(2,735)
Current year provision for doubtful accounts	65	—	(296)
Write-offs	818	—	411

Allowance for doubtful accounts, December 31,	(1,737)	(2,620)	(2,620)

Accounts receivable, net	$26,350	$15,972	$12,729

During 2011, 2010 and 2009, the Company had one significant customer comprising 12.0%, 10.6% and 10.9% of its revenue, respectively.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2011, 2010 or 2009. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7—“Long-Term Debt”).

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 4—Acquisitions

Prior to 2010, the Company had acquired a 93.0% controlling interest in LandTel resulting in a 7.0% redeemable, non-controlling interest in LandTel. In connection with this acquisition, the Company entered into an agreement which provided the non-controlling interest owners a right to sell their interest in LandTel to the Company, with a purchase price determinable based on an agreed-upon formula. In August 2010, the Company acquired the remaining redeemable non-controlling interest for $4.7 million in cash. As of December 31, 2011 and 2010, LandTel is a wholly owned subsidiary.

The Company uses the acquisition method of accounting for acquisitions of non-controlling interest. Under the acquisition method, purchases or sales of non-controlling equity interests that do not result in a change in control are accounted for as equity transactions. As such, the underlying asset and liability balances did not change for these acquisitions of non-controlling interest.

The following table reconciles redeemable, non-controlling interest for the years ended December 31, 2010 and 2009:

	September 30,	September 30,
	Year Ended December 31,
	2010	2009
	(in thousands)
Balance, January 1,	$4,576	$9,344
Adjustment to redemption value	50	96
Acquisition of non-controlling interest	(4,651)	(4,763)
Non-controlling owner distributions	—	(111)
Net income	25	10

Balance, December 31,	$—	$4,576

Note 5—Goodwill and Intangibles

Goodwill

Goodwill consists of amounts recognized from the acquisitions of LandTel, included in the U.S. land reporting segment, and OilCamp, included in the eastern hemisphere reporting segment. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquirees and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reporting unit, as of and for the years ended December 31, 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,
	Eastern Hemisphere	U.S. Land	Total
	(in thousands)
Balance, January 1, 2010	$2,994	$10,893	$13,887
Foreign currency translation	(46)	—	(46)

Balance, December 31, 2010	2,948	10,893	13,841
Foreign currency translation	(45)	—	(45)

Balance, December 31, 2011	$2,903	$10,893	$13,796

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Intangibles

Intangibles consist of brand names and customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The following table reflects intangibles activities for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,
	Brand Name	Customer Relation- ships	Software	Total
	(in thousands)
Intangibles acquired	$4,048	$9,778	$804	$14,630
Accumulated amortization and foreign currency translation, January 1, 2009	(2,296)	(2,221)	(397)	(4,914)

Balance, January 1, 2009	1,752	7,557	407	9,716
Additions	—	—	192	192
Amortization expense	(1,043)	(859)	(118)	(2,020)
Foreign currency translation	160	324	—	484

Balance, December 31, 2009	869	7,022	481	8,372
Additions	—	—	571	571
Amortization expense	(860)	(907)	(170)	(1,937)
Foreign currency translation	(9)	(223)	(8)	(240)

Balance, December 31, 2010	—	5,892	874	6,766
Additions	—	—	270	270
Amortization expense	—	(904)	(286)	(1,190)
Foreign currency translation	—	(14)	17	3

Balance, December 31, 2011	$—	$4,974	$875	$5,849

The Company estimates the lives of the brand name, customer relationships and software at four years, eight to nine years and five years, respectively. The following table sets forth amortization expense for intangibles over the next five years (in thousands):

September 30,
2012	$1,196
2013	1,137
2014	1,079
2015	971
2016	762
Thereafter	704

$5,849

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Property and Equipment

Property and equipment consists of the following:

	September 30,	September 30,	September 30,
	Estimated	December 31,
	Lives	2011	2010
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$88,288	$72,597
Furniture and other	5 - 7	5,473	2,027

		93,761	74,624
Less: Accumulated depreciation		(61,106)	(48,244)

		$32,655	$26,380

Depreciation expense associated with property and equipment was $13.4 million, $13.1 million and $10.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 7—Long-Term Debt

As of December 31, 2011 and 2010, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Term loan, net of unamortized deferred financing costs	$23,454	$32,034
Equipment notes	66	105

	23,520	32,139
Less: Current maturities of long-term debt	(8,735)	(8,655)

	$14,785	$23,484

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

As of December 31, 2011, the Term Loan had outstanding principal of $23.5 million. The weighted average interest rate for the year ended December 31, 2011 was 4.0%, with an interest rate of 3.0% at December 31, 2011. At December 31, 2010, $32.2 million was outstanding, with an interest rate of 5.0%.

The Term Loan is secured by substantially all the assets of the Company.

Equipment Notes

In December 2010, the Company acquired computer equipment under a three-year note in the amount of $0.1 million, with an interest rate of 5.5%.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. The Term Loan also requires maintenance of a restricted cash balance. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2011 and 2010, the Company was in compliance with all covenants.

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt and current maturities of long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2011 and 2010, deferred financing cost amortization of $0.1 million is included in interest expense in the Company’s consolidated financial statements.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

September 30,
2012	$8,735
2013	8,753
2014	6,032

Total debt, including current maturities	$23,520

Note 8—Operating Leases and Commercial Commitments

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2015. The Company recognized expense under operating leases of $1.5 million, $1.2 million and $0.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, future minimum lease obligations were as follows (in thousands):

September 30,
2012	$1,248
2013	639
2014	312
2015	146
2016	—

$2,345

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of December 31, 2011, the Company had the following commercial commitments related to satellite and network services (in thousands):

September 30,
2012	$8,213
2013	5,492
2014	1,364
2015	—
Thereafter	—

$15,069

Note 9—Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the years ended December 31, 2011, 2010 and 2009 were $0.6 million, $0.6 million and $0.1 million, respectively, for services performed by the Company in the ordinary course of business.

Additionally, during the year ended December 31, 2010, the Company had related party transactions with stockholders related to the conversion of preferred stock to common stock and dividends paid on preferred stock (see Note 2–“Initial Public Offering, Preferred Stock and Warrants”). During the year ended December 31, 2009, the Company also had the following related party transactions with stockholders, including members of the Company’s Board of Directors, related to stockholder notes previously issued:

September 30,
Year Ended December 31, 2009
(in thousands)
Stockholder notes:
Repayment of notes to officers	$200
Repayment of notes to other stockholders	$8,379
Interest expense related to stockholder notes:
Accrued and imputed interest expense	$3,214
Payment of interest	$5,708

Note 10—Fair Value Measurements

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value.

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions.

•

Preferred Stock Derivatives — All preferred stock derivatives were settled immediately prior to the Company’s IPO in December 2010 (see Note 2—“Initial Public Offering, Preferred Stock and Warrants”). Prior to settlement, all preferred stock derivatives were reported at approximate fair value.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority.

Level 2—Inputs are observable inputs other than quoted prices considered Level 1. Level 2 inputs are market-based and are directly or indirectly observable, including quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; or valuation techniques whose inputs are observable. Where observable inputs are available, directly or indirectly, for substantially the full term of the asset or liability, the instrument is categorized in Level 2.

Level 3—Inputs are unobservable (meaning they reflect the Company’s assumptions regarding how market participants would price the asset or liability based on the best available information) and therefore have the lowest priority. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. RigNet believes it uses appropriate valuation techniques, such as market-based valuation, based on the available inputs to measure the fair values of its assets and liabilities. The Company’s valuation technique maximizes the use of observable inputs and minimizes the use of unobservable inputs.

The Company had no derivatives as of December 31, 2011 or 2010. Derivatives not designated as hedging instruments as of December 31, 2009 consisted of preferred stock conversion and redemption rights of $30.4 million, which were accounted for at fair value based on level 3 inputs. The fair value of preferred stock derivative liabilities classified as Level 3 changed as follows during 2010 and 2009:

	September 30,	September 30,
	Year Ended December 31,
	2010	2009
	(in thousands)
Balance, January 1,	$30,446	$8,413
Unrealized (gains) losses included in earnings	17,190	21,009
Derivative related to preferred stock dividends	2,108	1,024
Conversion of preferred stock	(49,744)	—

Balance, December 31,	$—	$30,446

Dividends were paid on Series B and C Preferred stock in the form of additional shares, each with conversion rights, which are bifurcated and reported at fair value (see Note 2—“Initial Public Offering, Preferred Stock and Warrants”). The Level 3 amounts representing the change in fair value of derivatives included in the Company’s consolidated financial statements for the years ended December 31, 2010 and 2009, were $(17.2) million and $(21.0) million, respectively.

The Company’s non-financial assets, such as goodwill, intangibles and property and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. See Note 5—“Goodwill and Intangibles,” for discussion of an impairment of goodwill reported in 2009. The impairment charge recognized in 2009 incorporated fair value measurements based on level 3 inputs.

Note 11—Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Taxes

The Company and the U.S. Internal Revenue Service (IRS) agreed to the final assessments related to an audit of the Company’s 2008 income tax return in August of 2011. The final settlement did not have a material change to our financial position or results of operations for the year ended December 31, 2011. The IRS is currently performing an audit of the Company’s 2010 income tax return. It is unclear if the audit and the appeals process will be completed within the next twelve months and the Company is unable to quantify the expected settlement or outcome of the audit at this time as the IRS has not notified the Company of all potential issues. The Company does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

Note 12—Stock-Based Compensation

The Company has three stock-based compensation plans as described below.

2010 Omnibus Incentive Plan

In May 2010, the Board of Directors adopted the 2010 Omnibus Incentive Plan (2010 Plan). Under the 2010 Plan, the Board of Directors or its designated committee is authorized to issue awards representing a total of three million shares of common stock to certain directors, officers and employees of the Company. Awards may be in the form of new stock incentive awards or options including (i) incentive or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance stock, (vi) performance units, (vii) director awards (viii) annual cash incentive awards, (ix) cash-based awards, (x) substitution awards or (xi) other stock-based awards, as approved by the Board of Directors or its designated committee. The stock incentive awards and options granted under the 2010 plan will generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors or its designated committee at the date of grant, but not more than ten years from such grant date.

During the year ended December 31, 2011, the Company granted 144,110 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Plan. Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 116,942 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 27,168 shares, generally vest over a two year period of continued service, with 50% of shares vesting on each of the first two anniversaries of the grant date. As of December 31, 2011, 8,868 shares of restricted stock have been forfeited and 135,242 shares of restricted stock were outstanding.

During the year ended December 31, 2011, the Company also granted 208,444 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price ranging from $17.90 to $18.00, a contractual term of ten years and vest over a four year period of continued employment, with 25% of options vesting on each of the first four anniversaries of the grant date.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2011, the Company has issued 981,125 options under the 2006 Plan, of which 30,624 options have been exercised, 200,626 options have been returned or forfeited and 749,875 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2001 Stock Option Plan

The 2001 Performance Stock Option Plan (2001 Plan) was authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. Options granted under the 2001 Plan vest either (a) over a four-year term, with 25.0% of the options vesting on each of the first four anniversary dates of the grant or (b) over a three-year term, with 25.0% of the options vesting 30 days after the grant date and 25.0% vesting on each of the first three anniversary dates of the grant. Vested options, which have not been forfeited, are exercisable in whole or in part during the option term, which does not exceed ten years. The 2001 Plan authorized the issuance of 0.6 million options. As of December 31, 2011, the Company has issued 130,967 options under the 2001 Plan, of which 79,557 options have been exercised, 22,660 options have been returned and 28,750 options are outstanding. The Company will issue no additional options under the 2001 Plan as the Company’s Board of Directors has resolved to freeze the 2001 Plan.

Share Appreciation Rights (SARs)

In August 2006, in connection with RigNet’s acquisition of LandTel, LandTel issued a total of 9,676 share appreciation rights to certain employees, using a baseline share price of $100.00 per share. The value of these SARs is based on the value of the LandTel subsidiary only. These SARs will be settled in cash upon exercise by holders and are classified as liability awards by the Company. Since August 2006, 4,838 SARs have been forfeited. As of December 31, 2011, a total of 4,838 SARs remain outstanding, exercisable and will expire in August 2016. No other SARs have been issued by the Company other than those issued by LandTel in August 2006. The Company has not issued nor does it currently have plans to issue any additional SARs or any other awards which would be classified as a liability awards or settled in cash.

During 2011, share appreciation resulted in an increase in the value of the SARs of $0.5 million which was recognized to compensation expense. For the years ended December 31, 2010 and 2009, the fair value of SARs was less than $0.1 million. As of December 31, 2011, no SARs have been exercised and no cash payments have yet been made to the SARs holders.

There are no dividends related to stock options, restricted stock, SARs or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2011, 2010 and 2009 was $1.5 million, $0.4 million and $0.3 million, respectively, and accordingly, reduced income for each period.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2011, 2010 and 2009. As of December 31, 2011 and 2010, there were $3.0 million and $0.8 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest, under the 2010 Plan, the 2006 Plan and the 2001 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each option and restricted stock award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The assumptions used for grants made in the years ended December 31, 2011, 2010 and 2009 were as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Expected volatility	50%	58%	42% - 60%
Expected term (in years)	7	4	4
Risk-free interest rate	2.8%	2.7%	2.2 - 3.1%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2011, 2010 and 2009 was $9.73, $3.92 and $2.92, respectively. Based on these assumptions, the weighted average fair value of restricted stock granted, per share, for the year ended December 31, 2011 was $18.21. The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011		2010		2009
		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Shares	Price	Shares	Price	Shares	Price
		(in thousands, except per share amounts)
Balance, January 1,	810	$7.13	743	$6.79	604	$7.43
Granted	208	$17.99	137	$8.48	194	$5.32
Exercised	(14)	$5.54	(17)	$0.57	(16)	$8.99
Forfeited	(28)	$11.35	(53)	$7.85	(39)	$8.57
Expired	—	$—	—	$—	—	$—

Balance, December 31,	976	$9.36	810	$7.13	743	$6.79

Exercisable, December 31,	588	$7.12	416	$6.92	287	$6.51

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Intrinsic value of options exercised	$240	$197	$32
Fair value of options vested	$435	$332	$234

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2011, 2010 and 2009 was 7.0, 7.0 and 7.6 years, respectively. At December 31, 2011 equity awards vested and expected to vest totaled 1.0 million with awards available for grant of approximately 2.7 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following is a summary of changes in unvested equity awards, including stock options and restricted stock, as of and for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,
		Weighted
	Number of	Average Grant
	Underlying	Date Fair
	Shares	Value
	(in thousands)
Unvested equity awards, January 1, 2009	425	$1.58
Granted	194	$2.92
Vested	(147)	$1.59
Forfeited	(16)	$1.49

Unvested equity awards, December 31, 2009	456	$2.14
Granted	137	$3.91
Vested	(167)	$1.99
Forfeited	(32)	$2.06

Unvested equity awards, December 31, 2010	394	$2.82
Granted	352	$13.20
Vested	(189)	$2.31
Forfeited	(38)	$9.09

Unvested equity awards, December 31, 2011	519	$9.59

Note 13—Income (Loss) per Share

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

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Net income (loss) attributable to RigNet, Inc. stockholders	$9,518	$(15,593)	$(19,922)
Less: Dividends accrued on preferred stock	—	1,056	1,076
Less: Derivatives related to preferred stock dividends (See Note 10-Fair Value Measurements)	—	2,108	1,024
Less: Adjustment to redeemable, non-controlling interest redemption value (See Note 4-Acquisitions)	—	50	96

Net income (loss) attributable to RigNet, Inc. common stockholders	$9,518	$(18,807)	$(22,118)

Weighted average shares outstanding, basic	15,387	5,571	5,312
Effect of dilutive securities	1,427	—	—

Weighted average shares outstanding, diluted	16,814	5,571	5,312

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

All equivalent units were anti-dilutive for the years ended December 31, 2010 and 2009. Anti-dilutive share equivalents excluded from the earnings per share computations totaled 4.8 million and 4.4 million for the years ended December 31, 2010 and 2009, respectively, and related to outstanding preferred shares, options and warrants.

Note 14—Segment Information

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s business segment information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 is as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Eastern	Western		Corporate and	Consolidated
	Hemisphere	Hemisphere	U.S. Land	Eliminations	Total
	(in thousands)
2011
Total revenue	$68,155	$22,173	$19,344	$(317)	$109,355
Total expenses	42,493	19,525	15,596	14,851	92,465
Interest expense	(1)	—	(86)	(1,162)	(1,249)
Other income (expense), net	436	222	3	(48)	613
Income tax expense	—	—	—	(6,502)	(6,502)
Net income (loss)	26,097	2,870	3,665	(22,880)	9,752
Total assets	67,348	58,984	27,349	(12,759)	140,922
Capital expenditures	9,015	8,314	2,191	247	19,767
2010
Total revenue	$61,390	$19,012	$12,845	$(326)	$92,921
Total expenses	38,868	15,255	12,645	13,553	80,321
Interest expense	—	(10)	(83)	(1,525)	(1,618)
Other income (expense), net	(119)	(396)	17	99	(399)
Income tax expense	—	—	—	(8,669)	(8,669)
Net income (loss)	22,403	3,351	134	(41,164)	(15,276)
Total assets	45,016	54,589	25,574	4,606	129,785
Capital expenditures	6,532	5,515	963	81	13,091
2009
Total revenue	$60,917	$11,222	$9,850	$(1,053)	$80,936
Total expenses	35,959	9,103	14,045	10,141	69,248
Interest expense	(345)	—	(455)	(4,346)	(5,146)
Other income (expense), net	342	(84)	43	3	304
Income tax expense	—	—	—	(5,457)	(5,457)
Net income (loss)	24,711	2,205	(4,532)	(42,004)	(19,620)
Total assets	42,934	21,859	25,661	(1,644)	88,810
Capital expenditures	1,168	9,160	29	135	10,492

The Company provides customers with two primary product lines – onshore communications and offshore communications. Onshore communication products are represented by the U.S. land segment. The majority of the eastern hemisphere segment and western hemisphere segment operations relates to offshore communication products primarily provided to jackup, semi-submersible and drillship rigs.

For the years ended December 31, 2011, 2010 and 2009, the Company earned revenue from both our domestic and international operations as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic	$35,023	$25,957	$18,045
International	74,332	66,964	62,891

Total	$109,355	$92,921	$80,936

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$(137)	$—	$42
State	98	9	72
Foreign	5,994	3,727	4,791

Total current	5,955	3,736	4,905

Deferred:
Federal	1,220	3,046	(841)
State	(60)	157	(123)
Foreign	(613)	1,730	1,516

Total deferred	547	4,933	552

Income tax expense	$6,502	$8,669	$5,457

The following table sets forth the components of income (loss) before income taxes:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Income (loss) before income taxes:
United States	$(5,799)	$(25,314)	$(34,050)
Foreign	22,053	18,707	19,887

	$16,254	$(6,607)	$(14,163)

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(in thousands)
United States statutory federal income tax rate	$5,689	$(2,312)	$(4,957)
Non-deductible expenses	491	910	3,021
Non-deductible financial expenses	—	6,016	7,197
U.S. tax on foreign earnings, net of tax credits	(32)	5,376	1,756
Changes in valuation allowances	1,004	(2,927)	705
Tax credits	(137)	(1,081)	(2,048)
State taxes	38	(163)	(129)
Effect of operating in foreign jurisdictions	(984)	(1,471)	(714)
Non-controlling interest in U.S. subsidiary	—	(95)	(4)
Changes in prior year estimates	(253)	(88)	(969)
Changes in uncertain tax benefits	735	4,918	1,393
Revisions of deferred tax accounts	(143)	(517)	—
Other	94	103	206

Income tax expense	$6,502	$8,669	$5,457

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$98	$56
Federal, foreign and state tax credits	7,368	5,212
Depreciation and amortization	6,365	5,593
Allowance for doubtful accounts	759	1,375
Accruals not currently deductible	335	683
Stock-based compensation	438	—
Other	43	155
Valuation allowance	(5,769)	(4,941)

Total deferred tax assets	9,637	8,133

Deferred tax liabilities:
Depreciation and amortization	(565)	(1,137)
Tax on foreign earnings	(5,001)	(5,030)
Other	(33)	(181)

Total deferred tax liabilities	(5,599)	(6,348)

Net deferred tax assets (liabilities)	$4,038	$1,785

At December 31, 2011, on an as filed basis, the Company had a federal net operating loss carry forward of $3.5 million which will expire in varying amounts beginning in 2029, state net operating loss carry forwards of approximately $2.2 million which will expire in varying amounts beginning in 2024, and foreign net operating losses of $0.1 million of which $19,000 expires in 2016. As of December 31, 2011, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $2.4 million which begin expiring in varying amounts in 2018. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2011, a valuation allowance of $5.8 million had been recorded for primarily US federal deferred tax assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits of $5.0 million have been provided on those foreign subsidiaries for which the undistributed earnings as of December 31, 2010, were no longer considered permanently reinvested, due to the need to service the Company’s debt obligations. Certain subsidiaries prior to 2011, and all foreign subsidiaries as of January 1, 2011, have undistributed earnings which are considered permanently reinvested for which $4.0 million in U.S. federal deferred taxes, net of foreign tax credits, have not been recognized as of December 31, 2011.

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

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2011, $0.1 million has been included in the income tax payable accounts. In 2010 and 2009, no amount has been included in the income tax payable accounts. The amount included in income tax expense not related to uncertain tax benefits for the year ending December 31, 2011, is $0.2 million.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2011, 2010 and 2009, the Company’s uncertain tax benefits totaling $14.1 million, $11.3 million and $5.2 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Balance, January 1,	9,110	$7,110	$4,040
Additions for the current year tax	1,548	1,394	3,070
Additions related to prior years	2,884	2,453	—
Reductions related to settlements with taxing authorities	(1,664)	—	—
Reductions related to lapses in statute of limitations	(173)	—	—
Reductions related to prior years	(975)	(1,847)	—

Balance, December 31,	$10,730	$9,110	$7,110

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2011, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $9.5 million. In addition, as of December 31, 2011, the Company has recorded related assets, net of a valuation allowance of $3.4 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2011, 2010 and 2009, the Company has accrued penalties and interest of approximately $4.6 million, $3.5 million and $1.9 million, respectively. The Company has recognized $1.1 million, $1.6 million and $0.7 million of interest and penalties in income tax expense for the years ended December 31, 2011, 2010 and 2009, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Due to net operating losses, all of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2001.

The Company and the U.S. Internal Revenue Service (IRS) agreed to the final assessments related to an audit of the Company’s 2008 income tax return in August of 2011. The final settlement did not have a material change to our financial position or results of operations for the year ended December 31, 2011. Currently, the Company’s United States corporate tax filings are under review for the 2010 tax year. It is unclear if the audit and the appeals process will be completed within the next twelve months and the Company is unable to quantify the expected settlement or outcome of the audit at this time as the IRS has not notified the Company of all potential issues. RigNet does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

Note 16 – Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2011 and 2010 are as follows:

	September 30,	September 30,	September 30,	September 30,
	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$24,467	$26,197	$28,905	$29,786
Operating income	$3,054	$4,373	$5,083	$4,380
Net income (loss)	$23	$2,201	$5,475	$2,053
Net income (loss) attributable to RigNet, Inc. common stockholders	$(25)	$2,120	$5,451	$1,972
Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$—	$0.14	$0.35	$0.13

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$—	$0.13	$0.32	$0.12

Weighted average shares outstanding, basic	15,241	15,420	15,443	15,443

Weighted average shares outstanding, diluted	15,241	16,894	16,840	16,822

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	September 30,	September 30,	September 30,	September 30,
	2010 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$21,820	$22,550	$24,234	$24,317
Operating income	$1,867	$2,824	$3,888	$4,021
Net income (loss)	$(7)	$(11,052)	$482	$(4,699)
Net income (loss) attributable to RigNet, Inc. common stockholders	$(800)	$(11,941)	$(552)	$(5,514)
Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.15)	$(2.24)	$(0.10)	$(0.87)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.15)	$(2.24)	$(0.10)	$(0.87)

Weighted average shares outstanding, basic	5,318	5,319	5,319	6,321

Weighted average shares outstanding, diluted	5,318	5,319	5,319	6,321

During the quarters ended March 31, June 30, September 30 and December 31, 2010, the Company recorded a charge to net income (loss) of $0.2 million, $12.2 million, $0.0 million and $4.8 million, respectively, related to the increase in the fair value of derivatives embedded within its preferred stock. In connection with the IPO completed in December 2010, preferred stock derivatives were settled upon conversion of preferred stock to common stock, therefore, no derivatives were outstanding at December 31, 2011 and 2010. See Note 1–“Business and Summary of Significant Accounting Policies,” for the Company’s accounting policy related to derivatives.

INDEX TO EXHIBITS

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1*	Specimen certificate evidencing common stock

4.2*	Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto

10.1+*	2006 Long-Term Incentive Plan

10.2+*	2010 Omnibus Incentive Plan

10.3+*	Form of Option Award Agreement under the 2006 Plan

10.4+*	Form of Incentive Stock Option Award Agreement under the 2010 Plan

10.5+*	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan

10.6*	Form of Indemnification Agreement entered into with each director and executive officer

10.7+	Employment Agreement between the Registrant and Mark Slaughter dated February 20, 2012

10.8+*	Employment Agreement between the Registrant and Martin Jimmerson dated August 15, 2007, as amended

10.9+*	Employment Agreement between the RigNet AS and Lars Eliassen dated June 1, 2010, as amended

10.10*	Lease Agreement between RigNet Inc., a Texas corporation, and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended

10.11*	Credit Agreement dated as of May 29, 2009 among RigNet, Inc., Bank of America Bank N.A., as administrative agent, and the lenders party thereto

10.12*	First Amendment to Credit Agreement dated as of June 10, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto

10.13*	Second Amendment to Credit Agreement dated as of August 19, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto

10.14*	Employment Agreement between the Registrant and William Sutton dated May 18, 2010, as amended

10.15*	Employment Agreement between the Registrant and Hector Maytorena dated May 18, 2010, as amended

10.16*	Third Amendment to Credit Agreement dated as of November 9, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto

21.1**	Subsidiaries of RigNet, Inc.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of IHS Petrodata, Inc. dated March 6, 2012

99.2	Consent of Spears & Associates, Inc. dated March 6, 2012

*	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-169723), as amended.

**	Incorporated by reference to exhibit filed with Registrant’s annual report on Form 10-K (File No. 001-35003).

+	Indicates management contract or compensatory plan.