Form 10-Q
period 2012-03-31
RigNet, Inc.
filed 2012-05-09
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

At May 4, 2012, there were outstanding 15,534,845 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,804	$53,106
Accounts receivable, net	24,437	26,350
Prepaid expenses and other current assets	4,929	3,581

Total current assets	82,170	83,037
Property and equipment, net	35,185	32,655
Goodwill	13,949	13,796
Intangibles	5,588	5,849
Deferred tax and other assets	6,008	5,585

TOTAL ASSETS	$142,900	$140,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,671	$5,459
Accrued expenses	6,183	7,116
Current maturities of long-term debt	8,741	8,735
Income taxes payable	5,370	5,262
Deferred revenue	1,364	1,542

Total current liabilities	27,329	28,114
Long-term debt	12,598	14,785
Deferred revenue	379	457
Deferred tax liability	48	48
Other liabilities	15,109	14,133

Total liabilities	55,463	57,537

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2012 or December 31, 2011	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 15,522,424 and 15,440,801 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	16	15
Additional paid-in capital	117,274	116,740
Accumulated deficit	(30,510)	(32,922)
Accumulated other comprehensive income (loss)	503	(610)

Total stockholders’ equity	87,283	83,223
Non-redeemable, non-controlling interest	154	162

Total equity	87,437	83,385

TOTAL LIABILITIES AND EQUITY	$142,900	$140,922

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenue	$31,210	$24,467

Expenses:
Cost of revenue (excluding depreciation and amortization)	14,181	11,173
Depreciation and amortization	3,928	3,512
Selling and marketing	658	462
General and administrative	7,545	6,266

Total expenses	26,312	21,413

Operating income	4,898	3,054
Other expense:
Interest expense	(187)	(446)
Other expense, net	(74)	(88)

Income before income taxes	4,637	2,520
Income tax expense	(2,143)	(2,497)

Net income	2,494	23
Less: Net income attributable to:
Non-redeemable, non-controlling interest	82	48

Net income (loss) attributable to RigNet, Inc. stockholders	$2,412	$(25)

COMPREHENSIVE INCOME
Net income	$2,494	$23
Foreign currency translation	1,113	825

Comprehensive income	3,607	848
Comprehensive income attributable to non-redeemable, non-controlling interest	(82)	(48)

Comprehensive income attributable to RigNet, Inc. stockholders	$3,525	$800

INCOME (LOSS) PER SHARE—BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. common stockholders	$2,412	$(25)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$0.16	$0.00

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$0.14	$0.00

Weighted average shares outstanding, basic	15,464	15,241

Weighted average shares outstanding, diluted	16,948	15,241

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	2012	2011
	(unaudited)
Cash flows from operating activities:
Net income	$2,494	$23
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,928	3,512
Stock-based compensation	581	123
Amortization of deferred financing costs	16	37
Deferred taxes	874	29
Gain on sales of property and equipment, net or retirements	(50)	(6)
Changes in operating assets and liabilities:
Accounts receivable	1,479	(387)
Prepaid expenses and other assets	(2,645)	(86)
Accounts payable	1,248	(744)
Accrued expenses	(905)	955
Deferred revenue	(256)	(64)
Other liabilities	976	1,519

Net cash provided by operating activities	7,740	4,911

Cash flows from investing activities:
Capital expenditures	(7,067)	(2,978)
Proceeds from sales of property and equipment	165	21

Net cash used in investing activities	(6,902)	(2,957)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	34	4,594
Subsidiary distributions to non-controlling interest	(90)	(129)
Repayments of long-term debt	(2,197)	(2,202)

Net cash provided by (used in) financing activities	(2,253)	2,263

Net increase (decrease) in cash and cash equivalents	(1,415)	4,217

Cash and cash equivalents:
Balance, January 1,	53,106	50,435
Changes in foreign currency translation	1,113	400

Balance, March 31,	$52,804	$55,052

Supplemental disclosures:
Income taxes paid	$1,446	$971
Interest paid—other	$168	$403
Non-cash investing—capital expenditures	$1,165	$2,448

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
	(Unaudited)
Balance, December 31, 2010	14,761	15	110,118	(42,440)	5	67,698	162	67,860
Issuance of common stock upon the exercise of stock options	7	—	30	—	—	30	—	30
Issuance of restricted stock	132	—	—	—	—	—	—	—
Sale of common stock	500	—	5,514	—	—	5,514	—	5,514
Stock-based compensation	—	—	123	—	—	123	—	123
Foreign currency translation	—	—	—	—	825	825	—	825
Non-controlling owner distributions	—	—	—	—	—	—	(129)	(129)
Net income (loss)	—	—	—	(25)	—	(25)	48	23

Balance, March 31, 2011	15,400	$15	$115,785	$(42,465)	$830	$74,165	$81	$74,246

Balance, December 31, 2011	15,441	15	116,740	(32,922)	(610)	83,223	162	83,385
Issuance of common stock upon the exercise of stock options and warrants	5	—	34	—	—	33	—	33
Issuance of restricted common stock, net of share repurchase from employees and share cancellation	76	1	(81)	—	—	(79)	—	(79)
Stock-based compensation	—	—	581	—	—	581	—	581
Foreign currency translation	—	—	—	—	1,113	1,113	—	1,113
Non-controlling owner distributions	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	2,412	—	2,412	82	2,494

Balance, March 31, 2012	15,522	$16	$117,274	$(30,510)	$503	$87,283	$154	$87,437

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Business and Basis of Presentation

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

The interim unaudited consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2011-04 ("ASU 2011-04"), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity's shareholders' equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs and the level in the fair value hierarchy of items that are not measured at fair value in the consolidated balance sheet but whose fair value must be disclosed. ASU 2011-04 became effective for the Company's annual and interim periods beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the disclosures contained in the condensed notes to the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other: Testing Goodwill for Impairment” (“Update 2011-08”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The adoption of Update 2011-08 did not have any impact on the Company’s consolidated financial statements as it is a change in application of the goodwill impairment test only.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2012, the Company adopted Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement has been deferred by the FASB. Net income and other comprehensive income have been presented in a single continuous statement for the current reporting period and prior comparative period in the Company’s consolidated financial statements.

Note 2 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 5 – “Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2012 or 2011. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 5 – “Long-Term Debt”).

Note 3 – Initial Public Offering and Preferred Stock

Initial Public Offering

On December 20, 2010, the Company completed an initial public offering (IPO) consisting of 5,000,000 shares of common stock priced at $12.00 per share. The total shares sold in the offering consisted of 1,666,666 shares sold by selling stockholders and 3,333,334 shares issued and sold by the Company.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel) and OilCamp AS (OilCamp) as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2011. This test resulted in no impairment. No impairment indicators have been identified through March 31, 2012. As of March 31, 2012 and December 31, 2011, goodwill was $13.9 million and $13.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from five to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of March 31, 2012. During the three months ended March 31. 2012 and 2011, the Company recognized amortization expense of $0.3 million and $0.3 million, respectively.

The following table sets forth amortization expense of intangibles for the remainder of 2012 and the following five years (in thousands):

2012	$804
2013	1,073
2014	1,073
2015	1,022
2016	869
2017	748

$5,588

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long-Term Debt

As of March 31, 2012 and December 31, 2011, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31, 2012	December 31, 2011
	(in thousands)
Term loan, net of unamortized deferred financing costs	$21,282	$23,454
Equipment notes	57	66

	21,339	23,520
Less: Current maturities of long-term debt	(8,741)	(8,735)

	$12,598	$14,785

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In May 2011, the Company amended its Term Loan, increasing the principal balance by $0.1 million, extending the maturity of the loan to May 2014 and removing the requirement to maintain compensating cash balances.

Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. The weighted average interest rate for the three months ended March 31, 2012 was 2.9%, with an interest rate of 2.5% at March 31, 2012.

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2012, the Term Loan had outstanding principal of $21.3 million.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2012 and December 31, 2011, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2012	$6,554
2013	8,753
2014	6,032

Total debt, including current maturities	$21,339

Note 6 – Fair Value Measurements

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 7 – Income Taxes

Our effective income tax rate was 46.2% and 99.1% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the recognition of taxable deemed distributions in the domestic jurisdiction for the March 31, 2011 period.

The Company has computed the provision for taxes related to the domestic jurisdiction in March 31, 2011, and all jurisdictions for the period ending March 31, 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The U.S. Internal Revenue Service (IRS) is currently performing an audit of the Company’s 2010 income tax return. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months and the Company is unable to quantify any potential settlement or outcome of the audit at this time as the IRS is still in the initial phase of the audit and is currently gathering and examining taxpayer information. The Company does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

Note 8 – Stock-Based Compensation

During the three months ended March 31, 2012, the Company granted 80,784 shares of restricted stock to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. These restricted shares vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

During the three months ended March 31, 2012, the Company also granted 215,563 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $17.08, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the three months ended March 31, 2012, were as follows:

	Three Months Ended March 31,
	2012	2011
Expected volatility	50%	50%
Expected term (in years)	7	7
Risk-free interest rate	2.8%	2.8%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2012, was $9.45 per option.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2012 and 2011, was $0.6 million and $0.1 million, respectively. As of March 31, 2012, there was $5.3 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 3.0 years.

Note 9 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended March 31, 2012 and 2011 were $0.1 million and $0.2 million, respectively, for services performed by the Company in the ordinary course of business.

Note 10 – Income (Loss) per Share

Basic earnings per share (EPS) are computed by dividing net income (loss) attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or the exercise of warrants. Diluted EPS is computed by dividing net income (loss) attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect.

For the three months ended March 31, 2012, 1,483,806 shares of unexercised or unvested securities were included in the diluted earnings per share computation due to the dilutive effect. For three months ended March 31, 2011, basic and diluted shares outstanding are the same due to the anti-dilutive nature resulting from losses.

Note 11 – Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Segment Information

The Company’s business segment information as of and for the three months ended March 31, 2012 and 2011, is as follows:

	Three Months Ended March 31, 2012
	Eastern Hemisphere	Western Hemisphere	U.S. Land	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$19,367	$6,735	$5,108	$—	$31,210
Total expenses	11,459	5,329	3,844	5,680	26,312
Interest expense	—	—	(20)	(167)	(187)
Other income (expense), net	(206)	158	—	(26)	(74)
Income tax expense	—	—	—	(2,143)	(2,143)
Net income (loss)	7,702	1,564	1,244	(8,016)	2,494
Total assets	42,786	58,963	27,177	13,974	142,900
Capital expenditures	2,963	2,424	634	—	6,021

	Three Months Ended March 31, 2011
	Eastern Hemisphere	Western Hemisphere	U.S. Land	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$15,117	$4,957	$4,393	$—	$24,467
Total expenses	9,707	4,412	3,477	3,817	21,413
Interest expense	(1)	—	(20)	(425)	(446)
Other income (expense), net	(95)	16	3	(12)	(88)
Income tax expense	—	—	—	(2,497)	(2,497)
Net income (loss)	5,313	561	899	(6,750)	23
Total assets	45,881	53,894	25,460	10,773	136,008
Capital expenditures	2,412	1,299	409	144	4,264

For the three months ended March 31, 2012 and 2011, the Company earned revenue from both our domestic and international operations as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Domestic	$8,737	$7,985
International	22,473	16,482

Total	$31,210	$24,467

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “would,” “may,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology that convey uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements.

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

We enable our customers to deliver voice, fax, video and data, in real-time, between remote sites and home offices throughout the world while we manage and operate the infrastructure from our land-based network operations center. We serve offshore drilling rigs and production platforms, land rigs and remote locations including offices and supply bases, in over 30 countries on six continents.

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

Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). For the three months ended March 31, 2012, our largest customer, who has been our customer for over five years, provided approximately 13.6% of our total revenue. An increase of 3.2%, from the three months ended March 31, 2011.

We operate three reportable business segments based on geographic location, which are managed as distinct business units.

•

Eastern Hemisphere. Our eastern hemisphere segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our eastern hemisphere segment services are performed out of our Norway, Qatar, United Kingdom and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway and West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

			Percentage
	Three Months Ended March 31,		Change
	2012	2011	2011 to 2012
	(in thousands, except percentages)
Revenue	$31,210	$24,467	27.6%

Expenses:
Cost of revenue (excluding depreciation and amortization)	14,181	11,173	26.9%
Depreciation and amortization	3,928	3,512	11.8%
Selling and marketing	658	462	42.4%
General and administrative	7,545	6,266	20.4%

Total expenses	26,312	21,413	22.9%

Operating income	4,898	3,054	60.4%
Other expense, net	(261)	(534)	(51.1)%

Income before income taxes	4,637	2,520	84.0%
Income tax expense	(2,143)	(2,497)	(14.2)%

Net income	2,494	23	*
Less: Net income (loss) attributable to non-controlling interests	82	48	70.8%

Net income (loss) attributable to RigNet, Inc. stockholders	$2,412	$(25)	*

Other Non-GAAP Data:
Gross Profit	$17,029	$13,294	28.1%
Adjusted EBITDA	$9,282	$6,595	40.7%

*	Amount is greater than 1000%, therefore, it is not meaningful

The following represents selected financial operating results for our segments:

			Percentage
	Three Months Ended March 31,		Change
	2012	2011	2011 to 2012
	(in thousands, except percentages)
Eastern Hemisphere:
Revenue	$19,367	$15,117	28.1%
Cost of revenue (excluding depreciation and amortization)	7,594	5,677	33.8%

Gross Profit (non-GAAP measure)	11,773	9,440	24.7%
Depreciation and amortization	2,043	2,002	2.0%
Selling, general and administrative	1,822	2,028	(10.2)%

Eastern hemisphere operating income	$7,908	$5,410	46.2%

Western Hemisphere:
Revenue	$6,735	$4,957	35.9%
Cost of revenue (excluding depreciation and amortization)	3,213	2,587	24.2%

Gross Profit (non-GAAP measure)	3,522	2,370	48.6%
Depreciation and amortization	1,400	1,108	26.4%
Selling, general and administrative	716	717	(0.1)%

Western hemisphere operating income	$1,406	$545	158.0%

U.S. Land:
Revenue	$5,108	$4,393	16.3%
Cost of revenue (excluding depreciation and amortization)	2,441	2,271	7.5%

Gross Profit (non-GAAP measure)	2,667	2,122	25.7%
Depreciation and amortization	480	457	5.0%
Selling, general and administrative	923	749	23.2%

U.S. land operating income	$1,264	$916	38.0%

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2012 and 2011

Revenue. Revenue increased by $6.7 million, or 27.6%, to $31.2 million for the three months ended March 31, 2012 from $24.5 million for the three months ended March 31, 2011. The increase in revenue was primarily attributable to increases in each of our reportable segments. Eastern Hemisphere revenue increase $4.3 million, or 28.1%, and Western Hemisphere revenue increased $1.8 million, or 35.9%. Both the Eastern and Western Hemisphere changes are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided. Additionally, U.S. Land revenue increased $0.7 million, or 16.3%, resulting from the continued recovery of the U.S. land-based drilling market and our widening geographic footprint in this market.

Cost of Revenue. Costs increased by $3.0 million to $14.2 million for the three months ended March 31, 2012 from $11.2 million for the three months ended March 31, 2011, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit increased by $3.7 million, or 28.1%, to $17.0 million for the three months ended March 31, 2012 from $13.3 million for the three months ended March 31, 2011. As a percentage of revenue, Gross Profit remained relatively consistent at 54.6%, for the three months ended March 31, 2012 compared to 54.3% for the three months ended March 31, 2011.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.4 million to $3.9 million for the three months ended March 31, 2012 from $3.5 million for the three months ended March 31, 2011. The increase resulted from the continued increase in our capital expenditures which totaled $6.0 million for the three months ended March 30, 2012.

General and Administrative. General and administrative expenses increased by $1.2 million to $7.5 million for the three months ended March 31, 2012 from $6.3 million for the three months ended March 31, 2011. The increase was primarily due to increased labor costs, stock-based compensation and costs resulting from efforts to strengthen our internal control over our financial reporting.

Income Tax Expense. Our effective income tax rate was 46.2% and 99.1% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the recognition of taxable deemed distributions in the domestic jurisdiction for the March 31, 2011 period.

The Company has computed the provision for taxes related to the domestic jurisdiction in March 31, 2011, and all jurisdictions for the period ending March 31, 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from private equity issuances, stockholder loans, cash flow from operations, bank borrowings and our IPO. To date, our primary use of capital has been to fund our growing operations and to finance acquisitions. Prior to our IPO, we raised approximately $38.3 million of net proceeds through private offerings of our common and preferred stock. In December 2010, we received net proceeds from our IPO of $35.4 million. As a result of the underwriters’ exercise of the Over-Allotment in January 2011, we received net cash proceeds of $5.5 million.

At March 31, 2012, we had working capital of $54.7 million, including cash and cash equivalents of $52.8 million, accounts receivable of $24.4 million and other current assets of $4.9 million, offset by $5.7 million in accounts payable, $6.2 million in accrued expenses, $8.7 million in current maturities of long-term debt, $5.4 million in tax related liabilities and $1.4 million in deferred revenue.

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

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. Land rig count trends, projected oil and natural gas prices and contracted and available satellite bandwidth.

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

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$53,106	$50,435
Net cash provided by operating activities	7,740	4,911
Net cash used in investing activities	(6,902)	(2,957)
Net cash provided by (used in) financing activities	(2,253)	2,263
Changes in foreign currency translation	1,113	400

Cash and cash equivalents, March 31,	$52,804	$55,052

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2012 and 2011, 78.2% and 78.1% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $7.7 million for the three months ended March 31, 2012 compared to $4.9 million for the three months ended March 31, 2011. The increase in cash provided by operating activities during 2012 of $2.8 million was primarily due to the timing of collections of our accounts receivable, as well as the increased profitability of our core operations.

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

Investing Activities

Net cash used in investing activities was $6.9 million and $3.0 million in the three months ended March 31, 2012 and 2011, respectively. Of these amounts virtually all were for capital expenditures. We expect capital expenditures to continue this growth during 2012 primarily resulting from growth opportunities arising from increasing demand for our offshore operations.

Financing Activities

Net cash provided by (used in) financing activities was $(2.3) million and $2.3 million in the three months ended March 31, 2012 and 2011, respectively. Cash provided by (used in) financing activities during the three months ended March 31, 2012 and 2011 were attributable to $2.2 million of principal payments on our long-term debt made in each period. For the three months ended March 31, 2011, this outflow was partially offset by net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period.

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In May 2011, the Company amended its Term Loan, increasing the principle balance by $0.1 million, extending the maturity of the loan to May 2014 and removing the requirement to maintain compensating cash balances.

Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. As of March 31, 2012, the Term Loan had outstanding principal of $21.3 million. The weighted average interest rate for the three months ended March 31, 2012 was 2.9%, with an interest rate of 2.5% at March 31, 2012.

The Term Loan is secured by substantially all the assets of the Company.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At March 31, 2012, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $15.1 million (or 41.8% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $25.5 million (or 70.5% of our Adjusted EBITDA for the trailing twelve months).

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net income	$2,494	$23
Interest expense	187	446
Depreciation and amortization	3,928	3,512
Gain on retirement of property and equipment	(50)	(6)
Stock-based compensation	581	123
Income tax expense	2,143	2,497

Adjusted EBITDA (non-GAAP measure)	$9,283	$6,595

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

Adjusted EBITDA increased by $2.7 million to $9.3 million for the three months ended March 31, 2012, from $6.6 million for the three months ended March 31, 2011. This increase resulted from increases in unit counts served, additional demand for our services in our offshore operations and continued growth in the U.S. land drilling market, partially offset by increased costs of management salaries, stock-based compensation and efforts to strengthen our internal control over our financial reporting.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2012 and 2011, 21.8% and 21.9% of our revenues were earned in non-U.S. currencies, respectively.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2012 and December 31, 2011, assuming those liabilities were outstanding for the previous twelve months:

	March 31, 2012	December 31, 2011
	(in thousands)
Effect on Net Income (Loss) and Equity—Increase/Decrease:
1% Decrease/increase in rate	$215	$236
2% Decrease/increase in rate	$429	$472
3% Decrease/increase in rate	$644	$708

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

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

Date: May 9, 2012