Form 10-Q
period 2012-06-30
RigNet, Inc.
filed 2012-08-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 27, 2012, there were outstanding 15,646,542 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$51,999	$53,106
Accounts receivable, net	24,803	26,350
Prepaid expenses and other current assets	4,890	3,581

Total current assets	81,692	83,037
Property and equipment, net	35,974	32,655
Goodwill	13,812	13,796
Intangibles	5,253	5,849
Deferred tax and other assets	6,246	5,585

TOTAL ASSETS	$142,977	$140,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,921	$5,459
Accrued expenses	6,172	7,116
Current maturities of long-term debt	8,746	8,735
Income taxes payable	3,774	5,262
Deferred revenue	1,517	1,542

Total current liabilities	26,130	28,114
Long-term debt	10,409	14,785
Deferred revenue	363	457
Deferred tax liability	48	48
Other liabilities	16,009	14,133

Total liabilities	52,959	57,537

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2012 or December 31, 2011	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 15,617,867 and 15,440,801 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16	15
Additional paid-in capital	118,327	116,740
Accumulated deficit	(27,657)	(32,922)
Accumulated other comprehensive loss	(831)	(610)

Total stockholders’ equity	89,855	83,223
Non-redeemable, non-controlling interest	163	162

Total equity	90,018	83,385

TOTAL LIABILITIES AND EQUITY	$142,977	$140,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)

Revenue	$33,240	$26,197	$64,450	$50,664

Expenses:
Cost of revenue (excluding depreciation and amortization)	15,162	11,399	29,343	22,572
Depreciation and amortization	3,806	3,600	7,734	7,112
Selling and marketing	729	591	1,387	1,053
General and administrative	8,860	6,234	16,405	12,500

Total expenses	28,557	21,824	54,869	43,237

Operating income	4,683	4,373	9,581	7,427
Other income (expense):
Interest expense	(129)	(349)	(316)	(795)
Other income, net	239	123	165	35

Income before income taxes	4,793	4,147	9,430	6,667
Income tax expense	(1,932)	(1,946)	(4,075)	(4,443)

Net income	2,861	2,201	5,355	2,224
Less: Net income attributable to:
Non-redeemable, non-controlling interest	8	81	90	129

Net income attributable to RigNet, Inc. stockholders	$2,853	$2,120	$5,265	$2,095

COMPREHENSIVE INCOME
Net income	$2,861	$2,201	$5,355	$2,224
Foreign currency translation	(1,334)	510	(221)	1,335

Comprehensive income	1,527	2,711	5,134	3,559
Comprehensive loss attributable to non-redeemable, non-controlling interest	(8)	(81)	(90)	(129)

Comprehensive income attributable to RigNet, Inc. stockholders	$1,519	$2,630	$5,044	$3,430

INCOME PER SHARE - BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$2,853	$2,120	$5,265	$2,095

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.18	$0.14	$0.34	$0.14

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.17	$0.13	$0.31	$0.12

Weighted average shares outstanding, basic	15,566	15,420	15,515	15,331

Weighted average shares outstanding, diluted	16,977	16,894	16,939	16,768

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$5,355	$2,224
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	7,734	7,112
Stock-based compensation	1,282	420
Amortization of deferred financing costs	27	59
Deferred taxes	(414)	(256)
Gain on sales of property and equipment, net of retirements	(51)	(110)
Changes in operating assets and liabilities:
Accounts receivable	1,810	(2,531)
Prepaid expenses and other assets	(1,556)	8
Accounts payable	282	402
Accrued expenses	(2,432)	(1,081)
Deferred revenue	(119)	493
Other liabilities	1,876	2,285

Net cash provided by operating activities	13,794	9,025

Cash flows from investing activities:
Capital expenditures	(10,676)	(9,144)
Proceeds from sales of property and equipment	171	155
Decrease in restricted cash	—	10,000

Net cash provided by (used in) investing activities	(10,505)	1,011

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	395	4,628
Repurchase of restricted shares from employees	(89)	—
Subsidiary distributions to non-controlling interest	(89)	(129)
Proceeds from borrowings	—	75
Repayments of long-term debt	(4,392)	(4,397)

Net cash provided by (used in) financing activities	(4,175)	177

Net increase (decrease) in cash and cash equivalents	(886)	10,213

Cash and cash equivalents:
Balance, January 1,	53,106	50,435
Changes in foreign currency translation	(221)	671

Balance, June 30,	$51,999	$61,319

Supplemental disclosures:
Income taxes paid	$4,122	$1,787
Interest paid - other	$302	$730
Non-cash investing - capital expenditures	$2,382	$1,957

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2011	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860
Issuance of common stock upon the exercise of stock options	43	—	64	—	—	64	—	64
Issuance of restricted common stock, net of share cancellations	139	—	—	—	—	—	—	—
Sale of common stock	500	—	5,514	—	—	5,514	—	5,514
Stock-based compensation	—	—	420	—	—	420	—	420
Foreign currency translation	—	—	—	—	1,335	1,335	—	1,335
Non-controlling owner distributions	—	—	—	—	—	—	(129)	(129)
Net income	—	—	—	2,095	—	2,095	129	2,224

Balance, June 30, 2011	15,443	$15	$116,116	$(40,345)	$1,340	$77,126	$162	$77,288

Balance, January 1, 2012	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385
Issuance of common stock upon the exercise of stock options and warrants	74	1	394	—	—	395	—	395
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	103	—	(89)	—	—	(89)	—	(89)
Stock-based compensation	—	—	1,282	—	—	1,282	—	1,282
Foreign currency translation	—	—	—	—	(221)	(221)	—	(221)
Non-controlling owner distributions	—	—	—	—	—	—	(89)	(89)
Net income	—	—	—	5,265	—	5,265	90	5,355

Balance, June 30, 2012	15,618	$16	$118,327	$(27,657)	$(831)	$89,855	$163	$90,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of the Company include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-04 (“ASU 2011-04”), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s shareholders’ equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs and the level in the fair value hierarchy of items that are not measured at fair value in the consolidated balance sheet but whose fair value must be disclosed. ASU 2011-04 became effective for the Company’s annual and interim periods beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the disclosures contained in the notes to the Company’s condensed consolidated financial statements.

On January 1, 2012, the Company adopted Accounting Standards Update No. 2011-08, “Intangibles — Goodwill and Other: Testing Goodwill for Impairment” (“Update 2011-08”) which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The adoption of Update 2011-08 did not have any impact on the Company’s condensed consolidated financial statements as it is a change in application of the goodwill impairment test only.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On January 1, 2012, the Company adopted Accounting Standards Update No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement has been deferred by the FASB. Net income and other comprehensive income have been presented in a single continuous statement for the current reporting period and prior comparative period in the Company’s condensed consolidated financial statements.

Note 2 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 5 — “Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s condensed consolidated financial statements.

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2012 or 2011. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 5 — “Long-Term Debt”).

Note 3 – Initial Public Offering

Initial Public Offering

On December 20, 2010, the Company completed an initial public offering (IPO) consisting of 5,000,000 shares of common stock priced at $12.00 per share. The total shares sold in the offering consisted of 1,666,666 shares sold by selling stockholders and 3,333,334 shares issued and sold by the Company.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company anticipates that the remaining net proceeds from the IPO and the Over-Allotment will be used for capital expenditures, working capital and other general corporate purposes, which may include acquisitions of other businesses, products or technologies.

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel) and OilCamp AS (OilCamp) as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2011. This 2011 test resulted in no impairment. No impairment indicators have been identified through June 30, 2012. As of June 30, 2012 and December 31, 2011, goodwill was $13.8 million. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel and OilCamp acquisitions, as well as internal-use software. The Company’s intangibles have useful lives ranging from five to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of June 30, 2012. During the three months ended June 30, 2012 and 2011, the Company recognized amortization expense of $0.3 million. During the six months ended June 30, 2012 and 2011, the Company recognized amortization expense of $0.6 million.

The following table sets forth amortization expense of intangibles for the remainder of 2012 and the following five years (in thousands):

2012	$523
2013	1,046
2014	1,046
2015	1,005
2016	854
2017	779

$5,253

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long-Term Debt

As of June 30, 2012 and December 31, 2011, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30, 2012	December 31, 2011
	(in thousands)
Term loan, net of unamortized deferred financing costs	$19,106	$23,454
Equipment notes	49	66

	19,155	23,520
Less: Current maturities of long-term debt	(8,746)	(8,735)

	$10,409	$14,785

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In May 2011, the Company amended its Term Loan, increasing the principal balance by $0.1 million, extending the maturity of the loan to May 2014 and removing the requirement to maintain compensating cash balances.

Additionally, the amended Term Loan bears a reduced interest rate of LIBOR plus a margin ranging from 2.25% to 3.25%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.2 million, with the balance due May 31, 2014. The weighted average interest rate for the three and six months ended June 30, 2012 was 2.5% and 2.7%, respectively, with an interest rate of 2.5% at June 30, 2012.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2012, the Term Loan had outstanding principal of $19.2 million.

Additionally, the Term Loan was amended in July 2012, in connection with the acquisition of Nessco Group Holdings Ltd. (see Note 13 — “Subsequent Events”).

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2012 and December 31, 2011, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, as of June 30, 2012 (in thousands):

2012	$4,370
2013	8,753
2014	6,032

Total debt, including current maturities	$19,155

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 7 – Income Taxes

Our effective income tax rate was 40.3% and 46.9% for the three months ended June 30, 2012 and 2011, respectively. Our effective income tax rate was 43.2% and 66.6% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the recognition of taxable deemed distributions in the domestic jurisdiction for the 2011 periods.

The Company has computed the provision for taxes related to the domestic jurisdiction for all periods in 2011, and all jurisdictions for all periods in 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The U.S. Internal Revenue Service (IRS) is currently performing an audit of the Company’s 2010 income tax return. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months and the Company is unable to quantify any potential settlement or outcome of the audit at this time as the IRS is still gathering and examining taxpayer information. The Company does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

Note 8 – Stock-Based Compensation

During the six months ended June 30, 2012, the Company granted 116,041 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares granted to officers and employees, totaling 80,784 shares, vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares granted to directors, totaling 35,257 shares, either vested immediately or vest over a one year period of continued service.

During the six months ended June 30, 2012, the Company also granted 215,563 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $17.08, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the six months ended June 30, 2012 and 2011, were as follows:

	Six Months Ended June 30,
	2012	2011
Expected volatility	50%	50%
Expected term (in years)	7	7
Risk-free interest rate	2.8%	2.8%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2012 and 2011, was $9.45 and $9.73 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2012 and 2011 was $1.3 million and $0.4 million, respectively. As of June 30, 2012, there was $5.4 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.8 years.

Note 9 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended June 30, 2012 and 2011 were $0.1 million and $0.2 million, respectively. Revenue recognized for the six months ended June 30, 2012 and 2011 were $0.2 million and $0.4 million, respectively. All revenue relate to services performed by the Company in the ordinary course of business.

Note 10 – Income per Share

Basic earnings per share (EPS) are computed by dividing net income attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or the exercise of warrants. Diluted EPS is computed by dividing net income attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect.

For the three months ended June 30, 2012 and 2011, 1,410,882 and 1,474,314 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the six months ended June 30, 2012 and 2011, 1,423,923 and 1,436,899 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2015. For the six months ended June 30, 2012 and 2011, the Company recognized expense under operating leases of $0.7 million. As of June 30, 2012, future minimum lease obligations for the remainder of 2012 and future year were as follows (in thousands):

2012	$571
2013	639
2014	312
2015	146
2016	—

$1,668

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of June 30, 2012, the Company had the following commercial commitments related to satellite and network services (in thousands):

2012	$3,761
2013	5,492
2014	1,364
2015	—
Thereafter	—

$10,617

Note 12 – Segment Information

The Company’s business segment information as of and for the three and six months ended June 30, 2012 and 2011, is as follows:

	Three Months Ended June 30, 2012
	Eastern Hemisphere	Western Hemisphere	U.S. Land	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$21,071	$7,199	$4,970	$—	$33,240
Total expenses	13,101	5,902	3,525	6,029	28,557
Interest expense	—	—	—	(129)	(129)
Other income (expense), net	265	(104)	—	78	239
Income tax expense	—	—	—	(1,932)	(1,932)
Net income (loss)	8,235	1,193	1,445	(8,012)	2,861
Capital expenditures	3,227	1,318	240	27	4,812

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2011
	Eastern Hemisphere	Western Hemisphere	U.S. Land	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$16,503	$4,978	$4,713	$3	$26,197
Total expenses	10,392	4,257	3,545	3,630	21,824
Interest expense	—	—	(20)	(329)	(349)
Other income (expense), net	(8)	132	—	(1)	123
Income tax expense	—	—	—	(1,946)	(1,946)
Net income (loss)	6,103	853	1,148	(5,903)	2,201
Capital expenditures	2,085	3,187	300	103	5,675

	Six Months Ended June 30, 2012
	Eastern Hemisphere	Western Hemisphere	U.S. Land	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$40,438	$13,934	$10,078	$—	$64,450
Total expenses	24,560	11,231	7,369	11,709	54,869
Interest expense	—	—	(20)	(296)	(316)
Other income, net	59	54	—	52	165
Income tax expense	—	—	—	(4,075)	(4,075)
Net income (loss)	15,937	2,757	2,689	(16,028)	5,355
Total assets	44,418	64,079	27,472	7,008	142,977
Capital expenditures	6,190	3,742	874	27	10,833

	Six Months Ended June 30, 2011
	Eastern Hemisphere	Western Hemisphere	U.S. Land	Corporate and Eliminations	Consolidated Total
	(in thousands)

Total revenue	$31,620	$9,935	$9,106	$3	$50,664
Total expenses	20,099	8,669	7,022	7,447	43,237
Interest expense	(1)	—	(40)	(754)	(795)
Other income (expense), net	(103)	148	3	(13)	35
Income tax expense	—	—	—	(4,443)	(4,443)
Net income (loss)	11,416	1,414	2,047	(12,653)	2,224
Total assets	50,101	48,971	26,141	11,681	136,894
Capital expenditures	4,497	4,486	709	247	9,939

For the three and six months ended June 30, 2012 and 2011, the Company earned revenue from both our domestic and international operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Domestic	$9,203	$8,612	$17,940	$16,597
International	24,037	17,585	46,510	34,067

Total	$33,240	$26,197	$64,450	$50,664

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Subsequent Events

Nessco Acquisition

On July 5, 2012, the Company completed the acquisition of Nessco Group Holdings Ltd. (“Nessco”), an Aberdeen-based international leader in the field of telecommunications systems integration for the oil and gas industry. The all-cash purchase price was $46.4 million for 100% ownership of the business and working capital, including the purchase of Nessco’s 30,000 sq. ft. headquarters facility in Aberdeen. Additionally, RigNet is subject to pay up to an additional $2.5 million through November 2012, upon satisfaction of certain post-closing events. Assuming such post-closing events are met, the total purchase price would be $48.9 million.

In connection with the Nessco acquisition, the Company incurred incremental expenses through June 30, 2012 related to legal, accounting and valuation services, totaling $0.7 million, which are reflected in general and administrative expenses for the three and six months ended June 30, 2012. Additional costs related to this acquisition will be incurred and recorded as expense during the remainder of 2012.

Amended Term Loan

On July 2, 2012, in connection with the Nessco acquisition, the Company amended its Term Loan, increasing the principal balance from $19.2 million to $66.4 million and extending the maturity of the loan to July 2017. The amended Term Loan also provided for a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. No draws have been made on the revolving credit facility.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.25% to 3.50%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the amended agreement. Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due in July, 2017. The Company also incurred financing costs through June 30, 2012, totaling $0.2 million, associated with amendment to the Term Loan.

Preliminary Purchase Price Allocation and Unaudited Pro Forma Information

As a result of the Nessco acquisition, the Company will apply accounting guidance for business combinations to the Nessco business. The acquired business will be recorded at its estimated fair value and its results of operations will be consolidated into the Company’s consolidated financial statements, as a wholly-owned subsidiary, following the acquisition date.

Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including any intangible assets or goodwill. The Company is also unable to provide supplemental pro forma revenue and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

Our Operations

We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated in a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). For the six months ended June 30, 2012, our largest customer, who has been our customer for over five years, provided approximately 13.1% of our total revenue, an increase of 2.0%, from the six months ended June 30, 2011.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue	$33,240	$26,197	$64,450	$50,664

Expenses:
Cost of revenue (excluding depreciation and amortization)	15,162	11,399	29,343	22,572
Depreciation and amortization	3,806	3,600	7,734	7,112
Selling and marketing	729	591	1,387	1,053
General and administrative	8,860	6,234	16,405	12,500

Total expenses	28,557	21,824	54,869	43,237

Operating income	4,683	4,373	9,581	7,427
Other income (expense), net	110	(226)	(151)	(760)

Income before income taxes	4,793	4,147	9,430	6,667
Income tax expense	(1,932)	(1,946)	(4,075)	(4,443)

Net income	2,861	2,201	5,355	2,224
Less: Net income attributable to non-controlling interests	8	81	90	129

Net income attributable to RigNet, Inc. stockholders	$2,853	$2,120	$5,265	$2,095

Other Non-GAAP Data:
Gross Profit	$18,078	$14,798	$35,107	$28,092
Adjusted EBITDA	$10,090	$8,289	$19,373	$14,884

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Eastern Hemisphere:
Revenue	$21,071	$16,503	$40,438	$31,620
Cost of revenue (excluding depreciation and amortization)	8,670	6,202	16,264	11,879

Gross Profit (non-GAAP measure)	12,401	10,301	24,174	19,741
Depreciation and amortization	2,064	2,050	4,107	4,052
Selling, general and administrative	2,367	2,140	4,189	4,168

Eastern hemisphere operating income	$7,970	$6,111	$15,878	$11,521

Western Hemisphere:
Revenue	$7,199	$4,978	$13,934	$9,935
Cost of revenue (excluding depreciation and amortization)	3,434	2,309	6,647	4,896

Gross Profit (non-GAAP measure)	3,765	2,669	7,287	5,039
Depreciation and amortization	1,247	1,149	2,647	2,257
Selling, general and administrative	1,221	799	1,937	1,516

Western hemisphere operating income	$1,297	$721	$2,703	$1,266

U.S. Land:
Revenue	$4,970	$4,713	$10,078	$9,106
Cost of revenue (excluding depreciation and amortization)	2,159	2,373	4,600	4,644

Gross Profit (non-GAAP measure)	2,811	2,340	5,478	4,462
Depreciation and amortization	500	452	980	909
Selling, general and administrative	866	720	1,789	1,469

U.S. land operating income	$1,445	$1,168	$2,709	$2,084

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2012 and 2011

Revenue. Revenue increased by $7.0 million, or 26.9%, to $33.2 million for the three months ended June 30, 2012 from $26.2 million for the three months ended June 30, 2011. The increase in revenue was primarily attributable to increases in our Eastern and Western Hemisphere reportable segments. Eastern Hemisphere revenue increased $4.6 million, or 27.7%, and Western Hemisphere revenue increased $2.2 million, or 44.6%. The Eastern Hemisphere benefited from increased unit counts while, both the Eastern and Western Hemisphere benefited from increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $3.8 million to $15.2 million for the three months ended June 30, 2012 from $11.4 million for the three months ended June 30, 2011, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades. Gross Profit increased by $3.3 million, or 22.2%, to $18.1 million for the three months ended June 30, 2012 from $14.8 million for the three months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.2 million to $3.8 million for the three months ended June 30, 2012 from $3.6 million for the three months ended June 30, 2011. The increase resulted from the continued increase in our capital expenditures which support our growing operations.

General and Administrative. General and administrative expenses increased by $2.7 million to $8.9 million for the three months ended June 30, 2012 from $6.2 million for the three months ended June 30, 2011. The increase was primarily due to costs associated with head count additions, costs related to the Nessco acquisition and other professional fees.

Income Tax Expense. Our effective income tax rate was 40.3% and 46.9% for the three months ended June 30, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the recognition of taxable deemed distributions in the domestic jurisdiction for the June 30, 2011 period.

The Company has computed the provision for taxes related to the domestic jurisdiction in June 30, 2011, and all jurisdictions for the period ending June 30, 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Six Months Ended June 30, 2012 and 2011

Revenue. Revenue increased by $13.8 million, or 27.2%, to $64.5 million for the six months ended June 30, 2012 from $50.7 million for the six months ended June 30, 2011. The increase in revenue was attributable to increases in each of our reportable segments. Eastern Hemisphere revenue increased $8.8 million, or 27.9%, and Western Hemisphere revenue increased $4.0 million, or 40.3%. Both the Eastern and Western Hemisphere changes are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided. Additionally, U.S. Land revenue increased $1.0 million, or 10.7%, resulting from our widening geographic footprint in this market.

Cost of Revenue. Costs increased by $6.7 million to $29.3 million for the six months ended June 30, 2012 from $22.6 million for the six months ended June 30, 2011, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades. Gross Profit increased by $7.0 million, or 25.0%, to $35.1 million for the six months ended June 30, 2012 from $28.1 million for the six months ended June 30, 2011.

Depreciation and Amortization. Depreciation and amortization expenses increased by $0.6 million to $7.7 million for the six months ended June 30, 2012 from $7.1 million for the six months ended June 30, 2011. The increase resulted from the continued increase in our capital expenditures which totaled $10.8 million for the six months ended June 30, 2012.

General and Administrative. General and administrative expenses increased by $3.9 million to $16.4 million for the six months ended June 30, 2012 from $12.5 million for the six months ended June 30, 2011. The increase was primarily due to costs associated with head count additions, costs related to the Nessco acquisition and other professional fees.

Income Tax Expense. Our effective income tax rate was 43.2% and 66.6% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the recognition of taxable deemed distributions in the domestic jurisdiction for the June 30, 2011 period.

The Company has computed the provision for taxes related to the domestic jurisdiction in June 30, 2011, and all jurisdictions for the period ending June 30, 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

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

At June 30, 2012, we had working capital of $55.6 million, including cash and cash equivalents of $52.0 million, accounts receivable of $24.8 million and other current assets of $4.9 million, offset by $5.9 million in accounts payable, $6.2 million in accrued expenses, $8.7 million in current maturities of long-term debt, $3.8 million in tax related liabilities and $1.5 million in deferred revenue.

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

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, as well as, financing activities related to the Nessco acquisition. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. Land rig count trends, projected oil and natural gas prices, contracted and available satellite bandwidth and the additional operations acquired from Nessco.

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

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$53,106	$50,435
Net cash provided by operating activities	13,794	9,025
Net cash provided by (used in) investing activities	(10,505)	1,011
Net cash provided by (used in) financing activities	(4,175)	177
Changes in foreign currency translation	(221)	671

Cash and cash equivalents, June 30,	$51,999	$61,319

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2012 and 2011, 78.7% and 78.8% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $13.8 million for the six months ended June 30, 2012 compared to $9.0 million for the six months ended June 30, 2011. The increase in cash provided by operating activities during 2012 of $4.8 million was primarily due to the timing of collections of our accounts receivable, as well as the increased profitability of our core operations.

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

Investing Activities

Net cash provided by (used in) investing activities was $(10.5) million and $1.0 million for the six months ended June 30, 2012 and 2011, respectively. These amounts include capital expenditures of $10.7 million and $9.1 million, respectively. Additionally, net cash provided during the six months ended June 30, 2011 includes the release of $10.0 million of cash which was restricted by the Term Loan prior to June 30, 2011. We expect capital expenditures to continue to increase during 2012 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash provided by (used in) financing activities was $(4.2) million and $0.2 million in the six months ended June 30, 2012 and 2011, respectively. Cash provided by (used in) financing activities during the six months ended June 30, 2012 and 2011 were attributable to $4.4 million of principal payments on our long-term debt made in each period. For the six months ended June 30, 2011, this outflow was partially offset by net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period.

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. As of June 30, 2012, the Term Loan had a principal balance of $19.2 million.

In connection with the Nessco acquisition, on July 2, 2012, the Company amended its Term Loan, increasing the principal balance from $19.2 million to $66.4 million and extending the maturity of the loan to July 2017. The amended Term Loan also provided for a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. No draws have been made on the revolving credit facility.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.25% to 3.50%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the amended agreement. Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due in July, 2017.

The Term Loan is secured by substantially all the assets of the Company.

The Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At June 30, 2012, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $15.1 million (or 39.9% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $28.4 million (or 74.8% of our Adjusted EBITDA for the trailing twelve months).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Non-GAAP Financial Measures

We define Gross Profit as revenue less cost of revenue. This measure is used to evaluate operating margins and the effectiveness of cost management.

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation and IPO or merger/acquisition costs and related bonuses. Adjusted EBITDA is a financial measure that is not calculated in accordance with generally accepted accounting principles, or GAAP. The table below provides a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$2,861	$2,201	$5,355	$2,224
Interest expense	129	349	316	795
Depreciation and amortization	3,806	3,600	7,734	7,112
Gain on retirement of property and equipment	(1)	(104)	(51)	(110)
Stock-based compensation	701	297	1,282	420
Acquisition costs	662	—	662	—
Income tax expense	1,932	1,946	4,075	4,443

Adjusted EBITDA (non-GAAP measure)	$10,090	$8,289	$19,373	$14,884

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

Adjusted EBITDA increased by $1.8 million to $10.1 million for the three months ended June 30, 2012, from $8.3 million for the three months ended June 30, 2011. This increase resulted from increases in unit counts served, additional demand for our services, partially offset by costs associated with head count additions and other professional fees.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2012 and 2011, 21.3% and 21.2% of our revenues were earned in non-U.S. currencies, respectively.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2012 and December 31, 2011, assuming those liabilities were outstanding for the previous twelve months:

	June 30, 2012	December 31, 2011
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$192	$236
2% Decrease/increase in rate	$384	$472
3% Decrease/increase in rate	$576	$708

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we have been subject to various claims and legal actions in the ordinary course of our business. We are not currently involved in any legal proceeding the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse impact on our business, financial condition or condensed consolidated financial statements.

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

Date: August 6, 2012