Form 10-Q
period 2012-09-30
RigNet, Inc.
filed 2012-11-08
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

At October 27, 2012, there were outstanding 15,676,566 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$53,680	$53,106
Restricted cash	825	—
Accounts receivable, net	43,619	26,350
Prepaid expenses and other current assets	3,791	3,581

Total current assets	101,915	83,037
Property and equipment, net	45,268	32,655
Restricted cash	2,134	—
Goodwill	33,800	13,796
Intangibles, net	22,190	5,849
Deferred tax and other assets	4,456	5,585

TOTAL ASSETS	$209,763	$140,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,351	$5,459
Accrued expenses	8,029	7,116
Current maturities of long-term debt	9,393	8,735
Income taxes payable	3,695	5,262
Deferred revenue	7,127	1,542

Total current liabilities	38,595	28,114
Long-term debt	54,161	14,785
Deferred revenue	372	457
Deferred tax liability	2,559	48
Other liabilities	17,370	14,133

Total liabilities	113,057	57,537

Commitments and contingencies (Note 13)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2012 or December 31, 2011	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 15,675,628 and 15,440,801 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	16	15
Additional paid-in capital	119,234	116,740
Accumulated deficit	(24,419)	(32,922)
Accumulated other comprehensive income (loss)	1,812	(610)

Total stockholders’ equity	96,643	83,223
Non-redeemable, non-controlling interest	63	162

Total equity	96,706	83,385

TOTAL LIABILITIES AND EQUITY	$209,763	$140,922

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Revenue	$47,939	$28,905	$112,389	$79,569

Expenses:
Cost of revenue (excluding depreciation and amortization)	24,850	12,964	54,193	35,536
Depreciation and amortization	4,837	3,717	12,571	10,829
Selling and marketing	891	584	2,278	1,637
General and administrative	10,428	6,557	26,833	19,057

Total expenses	41,006	23,822	95,875	67,059

Operating income	6,933	5,083	16,514	12,510
Other income (expense):
Interest expense	(611)	(235)	(927)	(1,030)
Other income (expense), net	(341)	328	(176)	363

Income before income taxes	5,981	5,176	15,411	11,843
Income tax benefit (expense)	(2,808)	299	(6,883)	(4,144)

Net income	3,173	5,475	8,528	7,699
Less: Net income (loss) attributable to
Non-redeemable, non-controlling interest	(65)	24	25	153

Net income attributable to RigNet, Inc. stockholders	$3,238	$5,451	$8,503	$7,546

COMPREHENSIVE INCOME
Net income	$3,173	$5,475	$8,528	$7,699
Foreign currency translation	2,643	(1,296)	2,422	39

Comprehensive income	5,816	4,179	10,950	7,738
Less: Comprehensive income (loss) attributable to non- redeemable, non-controlling interest	(65)	24	25	153

Comprehensive income attributable to RigNet, Inc. stockholders	$5,881	$4,155	$10,925	$7,585

INCOME PER SHARE - BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$3,238	$5,451	$8,503	$7,546

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.21	$0.35	$0.55	$0.49

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.19	$0.32	$0.50	$0.45

Weighted average shares outstanding, basic	15,647	15,443	15,564	15,369

Weighted average shares outstanding, diluted	17,104	16,840	16,991	16,792

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$8,528	$7,699
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	12,571	10,829
Stock-based compensation	1,874	741
Amortization of deferred financing costs	58	(5)
Deferred taxes	5,443	(171)
Gain on sales of property and equipment, net of retirements	(141)	(111)
Changes in operating assets and liabilities:
Accounts receivable	(6,090)	(5,066)
Prepaid expenses and other assets	546	(352)
Accounts payable	(1,751)	1,251
Accrued expenses	(2,551)	(38)
Deferred revenue	(3,879)	(50)
Other liabilities	2,851	304

Net cash provided by operating activities	17,459	15,031

Cash flows from investing activities:
Acquisition of Nessco, net of cash acquired	(40,548)	—
Capital expenditures	(16,609)	(14,897)
Proceeds from sales of property and equipment	328	162
(Increase) decrease in restricted cash	(2,862)	10,000

Net cash used in investing activities	(59,691)	(4,735)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	710	4,628
Repurchase of restricted shares from employees	(89)	—
Subsidiary distributions to non-controlling interest	(124)	(234)
Proceeds from borrowings	47,238	75
Repayments of long-term debt	(6,772)	(6,593)
Payments of financing fees	(579)	—

Net cash provided by (used in) financing activities	40,384	(2,124)

Net increase (decrease) in cash and cash equivalents	(1,848)	8,172

Cash and cash equivalents:
Balance, January 1,	53,106	50,435
Changes in foreign currency translation	2,422	(111)

Balance, September 30,	$53,680	$58,496

Supplemental disclosures:
Income taxes paid	$4,703	$3,666
Interest paid - other	$873	$957
Non-cash investing - capital expenditures	$1,555	$696
Liabilities assumed - Nessco acquisition	$19,041	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2011	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860
Issuance of common stock upon the exercise of stock options	43	—	64	—	—	64	—	64
Issuance of restricted common stock, net of share cancellations	139	—	—	—	—	—	—	—
Sale of common stock	500	—	5,514	—	—	5,514	—	5,514
Stock-based compensation	—	—	741	—	—	741	—	741
Foreign currency translation	—	—	—	—	39	39	—	39
Non-controlling owner distributions	—	—	—	—	—	—	(234)	(234)
Net income	—	—	—	7,546	—	7,546	153	7,699

Balance, September 30, 2011	15,443	$15	$116,437	$(34,894)	$44	$81,602	$81	$81,683

Balance, January 1, 2012	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385
Issuance of common stock upon the exercise of stock options and warrants	117	1	709	—	—	710	—	710
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	118	—	(89)	—	—	(89)	—	(89)
Stock-based compensation	—	—	1,874	—	—	1,874	—	1,874
Foreign currency translation	—	—	—	—	2,422	2,422	—	2,422
Non-controlling owner distributions	—	—	—	—	—	—	(124)	(124)
Net income	—	—	—	8,503	—	8,503	25	8,528

Balance, September 30, 2012	15,676	$16	$119,234	$(24,419)	$1,812	$96,643	$63	$96,706

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the “Company”) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2011 for information regarding the Company’s accounting policies. The following statements represent additions to the accounting policies previously disclosed in these reports.

Contracts in Process and Billings in Excess of Costs and Estimated Earnings on Uncompleted Contracts

Revenues related to long-term systems integration contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change. The Company reviews all of its material contracts on a monthly basis and revises the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit. In the period in which a change in estimate is recognized, the cumulative impact of that change is recorded based on progress achieved through the period of change. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period. The full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the consolidated balance sheet, respectively.

Recently Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s shareholders’ equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs and the level in the fair value hierarchy of items that are not measured at fair value in the consolidated balance sheet but whose fair value must be disclosed. ASU 2011-04 became effective for the Company’s annual and interim periods beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the disclosures contained in the notes to the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Intangibles – Goodwill and Other: Testing Goodwill for Impairment which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company adopted ASU 2011-18 as of January 1, 2012, however, the Company has elected to continue to calculate the value of each reporting unit within its annual goodwill impairment testing. Therefore, the adoption of ASU 2011-08 did not have any impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12 (ASU 2011-12), Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. The requirement to present reclassification adjustments for items that are reclassified from other comprehensive income to net income on the face of the financial statement has been deferred by the FASB. The Company adopted ASU 2011-12 as of January 1, 2012. The adoption of ASU 2011-12 had no impact on the Company’s condensed consolidated financial statements as net income and other comprehensive income are, and have been, presented in a single continuous statement for the current reporting period and prior comparative period.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 is effective for impairment tests performed for fiscal years beginning after September 15, 2012. The Company will adopt ASU 2012-02 as of January 1, 2013. The Company does not expect ASU 2012-02 to have any impact on its financial position and results of operations as it is a change in application of the intangibles impairment test only.

Note 2 – Business Combination

On July 5, 2012, RigNet acquired 100% of Nessco Group Holdings Ltd. (Nessco), an Aberdeen-based international company operating in the field of telecommunications systems integration for the oil and gas industry, for an aggregate purchase price of $40.5 million, net of cash acquired of $6.0 million. This acquisition broadens and strengthens RigNet’s communications offerings to the oil and gas industry, allowing the Company to provide its services over the life of the field from drilling through production, both offshore and onshore, around the globe.

The assets and liabilities of Nessco have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill. The Company’s allocation of the purchase price is preliminary as the amounts related to contingent consideration, identifiable intangible assets, and the effects of income taxes resulting from the transaction, are still being finalized. Any material measurement adjustments will be recorded retroactively to the acquisition date.

The goodwill of $19.2 million, arising from the acquisition, consists largely of the synergies and other benefits that the Company believes will result from combining the operations of the Company and Nessco, as well as, other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Nessco, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Europe Africa reporting segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
Current assets		$20,687
Property and equipment		7,744
Identifiable intangible assets:
Trade name	7.0	$4,353
Covenant not-to compete	1.7	151
Backlog	1.7	1,116
Customer relationships	7.0	11,706

Total identifiable intangible assets		17,326
Goodwill		19,196
Other assets		575
Liabilities		(19,041)

Total purchase price *		$46,487

*	Includes $0.1 million of contingent paid in July and August 2012.

In connection with the Nessco acquisition, the Company incurred incremental expenses for the three and nine months ended September 30, 2012 of $0.5 million and $1.1 million, respectively related to legal, accounting and valuation services, which are reflected in general and administrative expenses. Additional costs related to this acquisition may be incurred and recorded as expense during the remainder of 2012.

Actual and Pro Forma Impact of the Nessco Acquisition

Nessco’s revenues and net loss included in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 were as follows (in thousands):

Three and Nine Months Ended September 30, 2012
Revenue	$10,333
Net loss	$(1,283)

As RigNet has a fiscal year ending on December 31 and Nessco has a fiscal year ending on March 31, the unaudited pro forma condensed combined statements of income for the nine and three months ended combines the historical results of RigNet for the nine and three months ended September 30, 2011 with the historical results of Nessco for the nine and three months ended December 31, 2011.

The following table represents supplemental pro forma information as if the Nessco acquisition had occurred on January 1, 2011. Pro forma adjustments include:

•	Reverse Nessco depreciation and amortization and reporting depreciation and amortization based on estimated fair values and remaining lives of the acquired assets at the date of acquisition.

•	Adjust interest expense to recognize interest expense as if the acquisition-related debt of RigNet had been outstanding at January 1, 2011.

•	Record nonrecurring transaction costs as if they had been incurred in 2011 rather than 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$47,939	$43,367	$141,981	$117,944
Expenses	44,305	38,131	132,151	112,223

Net income from continuing operations	$3,634	$5,236	$9,830	$5,721

Income continuing operations attributable to RigNet common stockholders	$3,699	$5,212	$9,805	$5,568

Income per share from continuing operations attributable to RigNet common stockholders
Basic	$0.24	$0.34	$0.63	$0.36

Diluted	$0.22	$0.31	$0.58	$0.33

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 7 – Long-Term Debt). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company typically does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s condensed consolidated financial statements.

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2012 or 2011. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7 – Long-Term Debt).

Note 4 – Initial Public Offering

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

The Company utilizes the remaining net proceeds from the IPO and the Over-Allotment for capital expenditures, working capital and other general corporate purposes.

Note 5 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2012. This 2012 test resulted in no impairment. No impairment indicators have been identified through September 30, 2012. As of September 30, 2012 and December 31, 2011, goodwill was $33.8 million and $13.8 million, respectively. Goodwill increased $19.2 million, as a result of the Nessco acquisition. Additionally, goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel, OilCamp and Nessco acquisitions, as well as trade name, covenant not-to-compete, backlog and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of September 30, 2012. During the three months ended September 30, 2012 and 2011, the Company recognized amortization expense of $1.1 million and $0.3 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company recognized amortization expense of $1.7 million and $0.9 million, respectively.

The following table sets forth amortization expense of intangibles for the remainder of 2012 and the following five years (in thousands):

2012	$1,055
2013	4,218
2014	3,564
2015	3,382
2016	3,223
Thereafter	6,748

$22,190

Note 6 – Restricted Cash

As of September 30, 2012, the Company had restricted cash of $0.8 million and $2.1 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s systems integration projects which were in effect prior to RigNet acquiring Nessco. As of September 14, 2012, the Company entered into a new performance bond facility to support future performance bonds (see Note 7 – Long-Term Debt).

Note 7 – Long-Term Debt

As of September 30, 2012 and December 31, 2011, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30, 2012	December 31, 2011
	(in thousands)
Term loan, net of unamortized deferred financing costs	$63,423	$23,454
Equipment notes	131	66

	63,554	23,520
Less: Current maturities of long-term debt	(9,393)	(8,735)

	$54,161	$14,785

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million and extending the maturity of the loan from May 2014 to July 2017.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.25% to 3.50%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three and nine months ended September 30, 2012 was 3.4% and 3.2%, respectively, with an interest rate of 3.5% at September 30, 2012.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2012, the Term Loan had outstanding principal of $64.0 million.

Revolving Loans

Under the amended and restated credit agreement dated July 2, 2012, The Company secured a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. As of September 30, 2012, no draws have been made on the facility.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet Inc., secured a performance bond facility with a lender in the amount of £4.0 million. Interest of 1.5% per annum is paid quarterly on the utilized portion of the facility. This facility has a maturity date of June 30, 2017. As of September 30, 2012, the amount available under this facility was £3.8 million.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2012 and December 31, 2011, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, as of September 30, 2012 (in thousands):

2012	$2,345
2013	9,396
2014	9,367
2015	9,369
2016	9,397
Thereafter	23,680

Total debt, including current maturities	$63,554

Note 8 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value. Since the cash equivalents are based on quoted market prices (Level 1).

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value.

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 9 – Income Taxes

The Company’s effective income tax rate was 46.9% and (5.8%) for the three months ended September 30, 2012 and 2011, respectively. The Company’s effective income tax rate was 44.7% and 35.0% for the nine months ended September 30, 2012 and 2011, respectively. Effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by both the recognition and the fluctuation in the amount of taxable deemed distributions in the domestic jurisdiction in the 2011 periods and the settlement of the final assessments related to the 2008 U.S. Internal Revenue Service (IRS) audit in the quarter ended September 30, 2011.

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

Note 10 – Stock-Based Compensation

During the nine months ended September 30, 2012, the Company granted 130,723 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares granted to officers and employees, totaling 95,466 shares, vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares granted to directors, totaling 35,257 shares, either vested immediately or vest over a one year period of continued service.

During the nine months ended September 30, 2012, the Company also granted 215,563 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $17.08, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the nine months ended September 30, 2012 and 2011, were as follows:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	50%	50%
Expected term (in years)	7	7
Risk-free interest rate	2.8%	2.8%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was $9.45 and $9.73 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2012 and 2011 was $1.9 million and $0.7 million, respectively. As of September 30, 2012, there was $5.1 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.6 years.

Note 11 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended September 30, 2012 and 2011 was $0.1 million. Revenue recognized for the nine months ended September 30, 2012 and 2011 were $0.2 million and $0.5 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

Note 12 – Income per Share

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

For the three months ended September 30, 2012 and 2011, 1,457,495 and 1,396,638 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the nine months ended September 30, 2012 and 2011, 1,427,828 and 1,423,331 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

Note 13 – Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2016. For the nine months ended September 30, 2012 and 2011, the Company recognized expense under operating leases of $1.1 million. As of September 30, 2012, future minimum lease obligations for the remainder of 2012 and future year were as follows (in thousands):

2012	$915
2013	2,177
2014	790
2015	498
2016	109

$4,489

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of September 30, 2012, the Company had the following commercial commitments related to satellite and network services (in thousands):

2012	$4,566
2013	12,792
2014	5,509
2015	2,576
2016	1,536

$26,979

Note 14 – Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

In connection with the Nessco acquisition, the Company evaluated its current core assets and operations, and organized them into three segments based on geographic location. Accordingly, RigNet now considers its business to consist of three reportable segments:

•

Americas. The Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Americas segment services are performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•

Europe/Africa. The Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites, as well as, systems integration projects. The Europe/Africa segment services are performed out of the Company’s Norway and United Kingdom based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway and West Africa.

•

Middle East/Asia Pacific (MEAP). The MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. The MEAP segment services are primarily performed out of the Company’s Qatar and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

Segment information for the three-month and nine-month periods ended September 30, 2012 and 2011 is presented below. Prior year information has been recast to conform to the current year presentation. The Company’s business segment information as of and for the three and nine months ended September 30, 2012 and 2011, is as follows:

	Three Months Ended September 30, 2012
	Americas	Europe/Africa	MEAP	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$13,053	$21,972	$12,914	$—	$47,939
Total expenses	9,686	17,965	6,753	6,602	41,006
Interest expense	—	(21)	—	(590)	(611)
Other income (expense), net	24	(317)	(1)	(47)	(341)
Income tax expense	—	—	—	(2,808)	(2,808)
Net income (loss)	3,391	3,669	6,160	(10,047)	3,173
Capital expenditures	2,620	690	1,722	98	5,130

	Three Months Ended September 30, 2011
	Americas	Europe/Africa	MEAP	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$11,124	$8,871	$8,985	$(75)	$28,905
Total expenses	9,145	5,465	5,152	4,060	23,822
Interest expense	(23)	—	—	(212)	(235)
Other income (expense), net	(26)	326	42	(14)	328
Income tax benefit	—	—	—	299	299
Net income (loss)	2,169	4,094	3,875	(4,663)	5,475
Capital expenditures	2,290	1,004	1,198	—	4,492

	Nine Months Ended September 30, 2012
	Americas	Europe/Africa	MEAP	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$37,065	$41,292	$34,032	$—	$112,389
Total expenses	28,286	29,984	19,294	18,311	95,875
Interest expense	(20)	(21)	—	(886)	(927)
Other income (expense), net	78	(241)	(18)	5	(176)
Income tax expense	—	—	—	(6,883)	(6,883)
Net income (loss)	8,837	11,046	14,720	(26,075)	8,528
Total assets	90,064	168,474	38,918	(87,693)	209,763
Capital expenditures	7,237	2,638	5,963	125	15,963

	Nine Months Ended September 30, 2011
	Americas	Europe/Africa	MEAP	Corporate and Eliminations	Consolidated Total
	(in thousands)
Total revenue	$30,165	$25,013	$24,463	$(72)	$79,569
Total expenses	24,836	15,402	15,314	11,507	67,059
Interest expense	(63)	(1)	—	(966)	(1,030)
Other income (expense), net	125	258	7	(27)	363
Income tax expense	—	—	—	(4,144)	(4,144)
Net income (loss)	5,630	10,229	9,156	(17,316)	7,699
Total assets at December 31, 2011	107,437	33,215	34,311	(34,041)	140,922
Capital expenditures	7,485	2,897	3,802	247	14,431

For the three and nine months ended September 30, 2012 and 2011, the Company earned revenue from both our domestic and international operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Domestic	$11,738	$8,693	$29,678	$25,290
International	36,201	20,212	82,711	54,279

Total	$47,939	$28,905	$112,389	$79,569

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2011. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

Our Operations

We are a global provider of managed remote communications, systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated in a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

Managed remote communications customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay per day of use and are consistent with terms used in the oil and gas industry. Systems integration projects are primarily long-term turn-key contracts with revenue being recognized using percentage-of-completion method. Our network service contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). For the nine months ended September 30, 2012, our largest customer, who has been our customer for over five years, provided approximately 14.4% of our total revenue, an increase of 3.1%, from the nine months ended September 30, 2011.

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

In connection with the Nessco Group Holdings Ltd. (Nessco) acquisition, we evaluated our current core assets and operations, and organized them into three segments based on geographic location. Accordingly, we operate three reportable business segments based on geographic location, which are managed as distinct business units.

•

Americas. Our Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Americas segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•

Europe/Africa. Our Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites, as well as, systems integration projects. Our Europe/Africa segment services are performed out of our Norway and United Kingdom based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway and West Africa.

•

Middle East/Asia Pacific (MEAP). Our MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our MEAP segment services are primarily performed out of our Qatar and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases related to systems integration projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue	$47,939	$28,905	$112,389	$79,569

Expenses:
Cost of revenue (excluding depreciation and amortization)	24,850	12,964	54,193	35,536
Depreciation and amortization	4,837	3,717	12,571	10,829
Selling and marketing	891	584	2,278	1,637
General and administrative	10,428	6,557	26,833	19,057

Total expenses	41,006	23,822	95,875	67,059

Operating income	6,933	5,083	16,514	12,510
Other income (expense), net	(952)	93	(1,103)	(667)

Income before income taxes	5,981	5,176	15,411	11,843
Income tax benefit (expense)	(2,808)	299	(6,883)	(4,144)

Net income	3,173	5,475	8,528	7,699
Less: Net income (loss) attributable to non-controlling interests	(65)	24	25	153

Net income attributable to RigNet, Inc. stockholders	$3,238	$5,451	$8,503	$7,546

Other Non-GAAP Data:
Gross Profit	$23,089	$15,941	$58,196	$44,033
Adjusted EBITDA	$12,392	$9,448	$31,765	$24,332

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Americas:
Revenue	$13,053	$11,124	$37,065	$30,165
Cost of revenue (excluding depreciation and amortization)	5,765	5,553	17,012	15,093

Gross Profit (non-GAAP measure)	7,288	5,571	20,053	15,072
Depreciation and amortization	1,909	1,767	5,536	4,933
Selling, general and administrative	2,012	1,825	5,738	4,810

Americas operating income	$3,367	$1,979	$8,779	$5,329

Europe/Africa:
Revenue	$21,972	$8,871	$41,292	$25,013
Cost of revenue (excluding depreciation and amortization)	13,536	3,439	21,869	9,321

Gross Profit (non-GAAP measure)	8,436	5,432	19,423	15,692
Depreciation and amortization	1,774	770	3,267	2,309
Selling, general and administrative	2,655	1,256	4,848	3,772

Europe/Africa operating income	$4,007	$3,406	$11,308	$9,611

MEAP:
Revenue	$12,914	$8,985	$34,032	$24,463
Cost of revenue (excluding depreciation and amortization)	4,512	3,059	12,442	9,056

Gross Profit (non-GAAP measure)	8,402	5,926	21,590	15,407
Depreciation and amortization	1,153	1,226	3,767	3,740
Selling, general and administrative	1,088	867	3,085	2,518

MEAP operating income	$6,161	$3,833	$14,738	$9,149

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2012 and 2011

Revenue. Revenue increased by $19.0 million, or 65.9%, to $47.9 million for the three months ended September 30, 2012 from $28.9 million for the three months ended September 30, 2011. This increase includes $10.3 million of revenue contributed by Nessco during the three months ended September 30, 2012 and is included in the Europe/Africa segment. Exclusive of Nessco, the revenue increased in each of our reportable segments. Americas revenue increased $1.9 million, or 17.3%, Europe/Africa revenue increased $2.8 million, or 31.5% and MEAP revenue increased $3.9 million, or 43.7%. The increases are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $11.9 million to $24.9 million for the three months ended September 30, 2012 from $13.0 million for the three months ended September 30, 2011. This increase includes $9.0 million of costs incurred by Nessco during the three months ended September 30, 2012. Exclusive of Nessco, cost of revenue increased by $2.9 million, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.1 million to $4.8 million for the three months ended September 30, 2012 from $3.7 million for the three months ended September 30, 2011. Amortization expense increased $0.8 million due to the intangibles assets purchased in the Nessco acquisition. Additionally, the continued increase in our capital expenditures, which support our growing operations, contributed to the increase.

General and Administrative. General and administrative expenses increased by $3.9 million to $10.4 million for the three months ended September 30, 2012 from $6.6 million for the three months ended September 30, 2011. This increase includes $1.1 million of costs incurred by Nessco during the three months ended September 30, 2012. The remainder of the increase was primarily due to costs associated with head count additions, costs related to the Nessco acquisition and other professional fees.

Income Tax Expense. Our effective income tax rate was 46.9% and (5.8%) for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the reduction of taxable deemed distributions in the domestic jurisdiction for the September 30, 2011 period compared to prior periods in 2011 and the settlement of the final assessments related to the 2008 U.S. Internal Revenue Service (IRS) audit in the quarter ending September 30, 2011.

The Company has computed the provision for taxes related to the domestic jurisdiction for the period ended September 30, 2011, and all jurisdictions for the period ended September 30, 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Nine Months Ended September 30, 2012 and 2011

Revenue. Revenue increased by $32.8 million, or 41.2%, to $112.4 million for the nine months ended September 30, 2012 from $79.6 million for the nine months ended September 30, 2011. This increase includes $10.3 million of revenue contributed by Nessco during the nine months ended September 30, 2012 and is included in the Europe/Africa segment. Exclusive of Nessco, revenue increased in each of our reportable segments. Americas revenue increased $6.9 million, or 22.9%, Europe/Africa revenue increased $6.0 million, or 24.0% and MEAP revenue increased $9.6 million, or 39.1%. These increases are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $18.7 million to $54.2 million for the nine months ended September 30, 2012 from $35.5 million for the nine months ended September 30, 2011. This increase includes $9.0 million of costs incurred by Nessco during the nine months ended September 30, 2012. Exclusive of Nessco cost of revenue increase by $9.7 million, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.7 million to $12.6 million for the nine months ended September 30, 2012 from $10.8 million for the nine months ended September 30, 2011. Amortization expense increased $0.8 million due to the intangibles assets purchased in the Nessco acquisition. Additionally, the continued increase in our capital expenditures, which totaled $16.1 million for the nine months ended September 30, 2012, contributed to the increase.

General and Administrative. General and administrative expenses increased by $7.8 million to $26.8 million for the nine months ended September 30, 2012 from $19.1 million for the nine months ended September 30, 2011. This increase includes $1.1 million of costs incurred by Nessco during the nine months ended September 30, 2012. The remainder of the increase was primarily due to costs associated with head count additions, costs related to the Nessco acquisition and other professional fees.

Income Tax Expense. Our effective income tax rate was 44.7% and 35.0% for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by the settlement of the final assessments related to the 2008 U.S. Internal Revenue Service (IRS) audit in the quarter ending September 30, 2011.

The Company has computed the provision for taxes related to the domestic jurisdiction for the period ended September 30, 2011, and all jurisdictions for the period ended September 30, 2012, based on the actual effective tax rate by applying the discrete method. The Company’s forecast for those jurisdictions in the respective periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from private equity issuances, stockholder loans, cash flow from operations, bank borrowings and our IPO. To date, our primary use of capital has been to fund our growing operations and to finance acquisitions. We raised approximately $73.7 million of net proceeds through private offerings of our common and preferred stock and our December 2010 IPO. As a result of the underwriters’ exercise of the Over-Allotment in January 2011, we received net cash proceeds of $5.5 million.

At September 30, 2012, we had working capital of $63.3 million, including cash and cash equivalents of $53.7 million, current restricted cash of $0.8 million, accounts receivable of $43.6 million and other current assets of $3.8 million, offset by $10.4 million in accounts payable, $8.0 million in accrued expenses, $9.4 million in current maturities of long-term debt, $3.7 million in tax related liabilities and $7.1 million in deferred revenue.

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

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$53,106	$50,435
Net cash provided by operating activities	17,459	15,031
Net cash used in investing activities	(59,691)	(4,735)
Net cash provided by (used in) financing activities	40,384	(2,124)
Changes in foreign currency translation	2,422	(111)

Cash and cash equivalents, September 30,	$53,680	$58,496

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2012 and 2011, 72.1% and 79.2% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $17.5 million for the nine months ended September 30, 2012 compared to $15.0 million for the nine months ended September 30, 2011. The increase in cash provided by operating activities during 2012 of $2.5 million was primarily due to the increased profitability of our core operations and changes in our tax liabilities, offset by the timing of collections of our accounts receivable.

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

Investing Activities

Net cash used in investing activities was $59.7 million and $4.7 million for the nine months ended September 30, 2012 and 2011, respectively. Net cash used during the nine months ended September 30, 2012 includes cash paid for the acquisition of Nessco totaling $40.5 million, net of cash acquired of $6.0 million, and capital expenditures of $16.6 million. We expect capital expenditures to continue to increase during 2012 primarily resulting from growth opportunities arising from increasing demand for our services.

Net cash used during the nine months ended September 30, 2011 includes capital expenditures of $14.9 million offset by the release of $10.0 million of cash which was restricted by the Term Loan prior to September 30, 2011.

Financing Activities

Net cash provided by (used in) financing activities was $40.4 million and $(2.1) million in the nine months ended September 30, 2012 and 2011, respectively. Cash provided by financing activities during the nine months ended September 30, 2012 includes proceeds of $47.2 million from the amendment of our term loan in connection with the Nessco acquisition, offset by $6.8 million of principal payments on our long-term debt. Cash used by financing activities during the nine months ended September 30, 2011 includes $6.8 million of principal payments on our long-term debt partially offset by net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period.

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million, extending the maturity of the loan from May 2014 to July 2017.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.25% to 3.50%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three and nine months ended September 30, 2012 was 3.4% and 2.3%, respectively, with an interest rate of 3.5% at September 30, 2012.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2012, the Term Loan had outstanding principal of $64.0 million.

The Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.35 to 1.0. At September 30, 2012, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $18.7 million (or 45.8% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $15.5 million (or 37.8% of our Adjusted EBITDA for the trailing twelve months).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Non-GAAP Financial Measures

We define Gross Profit as revenue less cost of revenue (excluding depreciation and amortization). This measure is used to evaluate operating margins and the effectiveness of cost management.

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

•	Adjusted EBITDA is an integral component of the financial ratio covenants of our debt agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$3,173	$5,475	$8,528	$7,699
Interest expense	611	235	927	1,030
Depreciation and amortization	4,837	3,717	12,571	10,829
Gain on retirement of property and equipment	(90)	(1)	(141)	(111)
Stock-based compensation	592	321	1,874	741
Acquisition costs	461	—	1,123	—
Income tax expense	2,808	(299)	6,883	4,144

Adjusted EBITDA (non-GAAP measure)	$12,392	$9,448	$31,765	$24,332

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

Adjusted EBITDA increased by $3.0 million to $12.4 million for the three months ended September 30, 2012, from $9.4 million for the three months ended September 30, 2011. Adjusted EBITDA increased by $7.5 million to $31.8 million for the nine months ended September 30, 2012, from $24.3 million for the nine months ended September 30, 2011. This increase resulted from increases in unit counts served, additional demand for our services, partially offset by costs associated with head count additions and other professional fees.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not typically use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2012 and 2011, 27.9% and 20.8% of our revenues were earned in non-U.S. currencies, respectively.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2012 and December 31, 2011, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2012	2011
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$636	$236
2% Decrease/increase in rate	$1,271	$472
3% Decrease/increase in rate	$1,907	$708

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition and results of operations, and the trading price of our common stock. Please refer to our Annual Report on Form 10-K for fiscal year 2011 and our Quarterly Reports on Form 10-Q filed subsequent to the Annual Report on Form 10-K for information concerning risks and uncertainties that could negatively impact us. The following statements represent changes and/or additions to the risks and uncertainties previously disclosed in these reports as a result of our July 5, 2012 acquisition of Nessco Group Holdings Ltd., which designs, builds, installs and commissions client telecommunications systems encompassing the full spectrum of technologies including fiber optic, digital radio, voice and data networks, closed circuit television, marine communications and satellite networks.

Acquisitions, such as our recent acquisition of Nessco, bring new risks that could adversely affect our business and operations.

We may acquire businesses, assets, technologies or products to enhance our business in the future if appropriate opportunities become available. In connection with any future acquisitions, we could:

•	issue additional equity securities which would dilute our current stockholders;

•	incur substantial debt to fund the acquisitions; or

•	assume significant liabilities.

Acquisitions involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core business, adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers, risks associated with entering markets and business lines in which we have no or limited prior experience and potential loss of key employees. We may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business. Acquisitions may also require us to record goodwill, non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. In addition, we may acquire companies that have insufficient internal financial controls, which could impair our ability to integrate the acquired company and adversely impact our financial reporting. If we fail in our integration efforts with respect to any of our acquisitions and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially harmed.

Future adjustments to contingent purchase price related to acquisitions could materially affect our results.

From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors (the “contingent purchase price”). In the case of the Nessco acquisition, the contingent amount is up to approximately $2.5 million to be determined contingent on certain post-closing events by November 2012. The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the future contingent purchase price is higher than the amount accrued, then the difference must be accrued and charged to the statement of income in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations.

Our revenue and earnings are largely dependent on the award of new contracts which we do not directly control.

A substantial portion of our revenue and earnings is generated from large-scale and increasingly international project awards. The timing of when project awards will be made is unpredictable and outside of our control. We operate in highly competitive markets where it is difficult to predict whether and when we will receive awards since these awards and projects often involve complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors including financing contingencies, commodity prices and overall market and economic conditions. In addition, we may not win contracts that we have bid upon due to price, a client’s perception of our ability to perform and/or perceived technology advantages held by others. In these highly competitive times, many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem market or acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate from quarter to quarter and year to year depending on whether and when project awards occur and the commencement and progress of work under awarded contracts. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

If we experience delays and/or defaults in client payments, we could suffer liquidity problems or we could be unable to recover all expenditures.

Because of the nature of our contracts, we sometimes commit resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures as they are incurred. In difficult economic times, some of our clients may find it increasingly difficult to pay invoices for our services timely, increasing the risk that our accounts receivable could become uncollectible and ultimately be written off. Delays in client payments may require us to make a working capital investment, which could impact our cash flows and liquidity. If a client fails to pay invoices on a timely basis or defaults in making its payments on a project in which we have devoted significant resources, there could be a material adverse effect on our results of operations or liquidity.

We are dependent upon third parties to complete many of our contracts.

Significant portions of the work performed under our systems integration contracts, is reliant upon third-party suppliers for equipment and materials. If the amounts we are required to pay for equipment and supplies exceed what we have estimated, especially in a fixed-price systems integration contract, we may suffer losses on these contracts. If a supplier fails to provide supplies or equipment as required under a negotiated contract for any reason, or provides supplies or equipment that are not an acceptable quality, we may be required to source those supplies or equipment on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified if these suppliers experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the materials or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or a small number of contracted suppliers, there can be no assurance that the marketplace can provide these products in a timely basis, or at the costs we had anticipated. A failure by a supplier to comply with applicable laws, rules or regulations could negatively impact our business.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

Under our accounting procedures, we measure and recognize a large portion of our telecommunication systems integration profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material.

Our continued success requires us to hire and retain qualified personnel.

The success of our business is dependent upon being able to attract and retain personnel, including engineers, project management and technicians around the globe, who have the necessary and required experience and expertise. Competition for these kinds of personnel is intense. In addition, as some of our key personnel approach retirement age, we need to provide for smooth transitions, and our operations and results may be negatively affected if we are not able to do so.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

2.1**	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012.

3.1*	Amended and Restated Certificate of Incorporation

3.2*	Amended and Restated Bylaws

4.1*	Specimen certificate evidencing common stock

4.2*	Registration Rights Agreement dated effective as of September 20, 2005 among the Registrant and the holders of our preferred stock party thereto

10.1**	First Amended and Restated Credit Agreement, dated as of July 2, 2012 by and among RigNet, Inc. and Bank of America, N.A., among others.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to exhibit filed with Registrant’s registration statement on Form S-1 (File No. 333-169723), as amended.
**	Incorporated by reference to exhibit filed with Current Report on Form 8-K (File No. 001-35003), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

RIGNET, INC.

By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: November 7, 2012