Form 10-K
period 2012-12-31
RigNet, Inc.
filed 2013-03-07
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $267.2 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At March 1, 2013, there were outstanding 15,443,301 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2012 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1. Business

Overview

We are a leading network infrastructure provider serving the remote communications needs of the oil and gas industry. Through a controlled and managed IP/MPLS (Internet Protocol/Multiprotocol Label Switching) global network, we deliver voice, data, video and other collaborative services under a multi-tenant revenue model. Our customers use our secure communications and private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications with their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, energy maritime vessels and regional support offices. To ensure the maximum reliability demanded by our customers, we deliver our services through our IP/MPLS global network, tuned and optimized for communications with remote endpoints, that serves oil and gas customers both in the United States and in international markets. As of December 31, 2012, we were the primary provider of remote communications and collaborative services to approximately 400 customers reaching about 1,000 remote sites located in over 30 countries on six continents. For the year ended December 31, 2012, our revenue generated from countries outside of the U.S. represented 77.2% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed oil and gas companies to make decisions based on reliable and secure real-time information carried by our network from anywhere in the world to their home offices. We deliver turnkey solutions and value-added services that simplify the management of multiple communications services, allowing our customers to focus their attention on their core oil and gas drilling and production operations. Our customer solutions enable broadband data, voice and video communications with quality, reliability, security and scalability that is superior to conventional switched transport networks. Key aspects of our services include:

•	managed services solutions offered at a per site, per day subscription rate primarily through customer agreements with terms that typically range from one month to three years, with some customer agreement terms as long as five years;

•	enhanced end-to-end IP/MPLS global network to ensure significantly greater network reliability, faster trouble shooting and service restoration time and quality of service for various forms of data traffic;

•	enhanced end-to-end IP/MPLS network allows new components to be plugged into our network and be immediately available for use (plug-and-play);

•	a network designed to accommodate multiple customer groups resident at a site, including rig owners, drillers, operators, service companies and pay-per-use individuals;

•	value-added services, such as remote video conferencing, WAN acceleration and WiFi hotspots, benefiting the multiple customer groups resident at a site;

•	proactive network monitoring and management through a network operations center that actively manages network reliability at all times and serves as an in-bound call center for trouble shooting, 24 hours per day, 365 days per year;

•	engineering and design services to determine the appropriate product and service solution for each customer;

•	systems integration services to design, assemble, install and commission turnkey solutions for customer telecommunications systems;

•	installation of on-site equipment designed to perform in extreme and harsh environments with minimal maintenance; and

•	maintenance and support through locally-deployed engineering and service support teams as well as warehoused spare equipment inventories.

We believe our solutions help our customers increase their revenue and better manage their costs and resource allocations through the delivery, use and management of real-time information. We believe our commitment to our customers and the embedded nature of our solutions strengthens and extends our customer relationships.

We believe we have lower capital expenditures than other remote communications providers because we do not own or operate any satellites, own terrestrial wireless facilities and landlines, or, as a general rule, own or operate teleport facilities and data centers. In order to provide our end-to-end services, we procure bandwidth from independent fixed satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. We generally own the network infrastructure and communications equipment we install at remote sites as well as co-located equipment in third party teleport facilities and data centers, all of which we procure through various high quality equipment providers. By owning the network infrastructure and communications equipment on the customer premises, we are better able to ensure the high quality of our products and services and agnostically select the optimal equipment suite and solution for each customer. Our network and communications services are designed to accommodate all customers at remote oil and gas sites including rig owners (drillers), operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and other visitors. Our remote communications services are initially offered to drillers, and the initial capital investment is scaled by up-selling communications services to other parties present on the rigs, such as operators, service companies and pay-per-use individuals, as well as through the cross-selling of value-added services.

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

The oil and gas industry depends on maximum reliability, quality and continuity of products and services. Oil and gas companies with geographically dispersed operations are particularly motivated to use secure and highly reliable communications networks due to several factors:

•	oil and gas companies rely on secure real-time data collection and transfer methods for the safe and efficient coordination of remote operations;

•	technological advances in drilling techniques, driven by declining production from existing oil and gas fields and strong hydrocarbon demand, have enabled increased exploitation of offshore deepwater reserves and development of unconventional reserves (e.g., shales and tight sands) that require real-time data access by personnel in field and head offices to optimize performance and maintain safety standards; and

•	transmission of increased data volumes and real-time data management and access to key decision makers enable customers to maximize operational results, safety and financial performance.

While we experience competition in our markets, we believe that our established relationships with customers and proven performance serve as significant barriers to entry.

Operations

We are a global provider of managed remote communications, systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. Our business operations are divided into three reportable segments: Americas, Europe/Africa and Middle East/Asia Pacific. For financial information about our reportable segments, see Note 13 — “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

•	Americas. Our Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Americas segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•	Europe/Africa. Our Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites, as well as, systems integration projects. Our Europe/Africa segment services are performed out of our Norway and United Kingdom based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway and West Africa. Our Europe/Africa segment also provides system integration services for both onshore and offshore customers in the oil and gas industry including drilling rigs and production facilities.

•	Middle East/Asia Pacific (MEAP). Our MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our MEAP segment services are primarily performed out of our Qatar and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

As of December 31, 2012, we were serving approximately 237 jack up, semi-submersible and drillship rigs which we approximate to be a 30.5% market share of such rigs based on an IHS-Petrodata RigBase Current Activity report as of January 1, 2013. Additionally, as of December 31, 2012, we were serving approximately 282 onshore drilling rigs in the Continental U.S. We had approximately a 16.5% market share for onshore drilling rigs based on Baker Hughes North America Rotary Rig Count report for December 31, 2012. As of December 31, 2012, we were also serving approximately 575 other sites, which include production and completion facilities, international onshore rigs, energy support vessels and related remote support offices and supply bases.

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

Expand our share of the growing number of offshore and onshore drilling rigs: We intend to expand our drilling rig market share by increasing our penetration of the market for newly-built rigs, capturing existing rigs from competitors because of our superior performance, landing fleet-wide opportunities with major drillers made available as a result of drilling rig industry consolidation, improving penetration in underserved and new geographic markets and capturing opportunities for reactivated stacked rigs (rig stacking refers to when a rig is expected to be taken out of service for a protracted period of time). For example, several of our largest customers have recently completed acquisitions of rigs that are currently served by competitors. Although there is no contractual obligation by our customers to transition these rigs to us, we believe we are strongly positioned to compete for these new rigs. Because of our established relationships with our customers, reliable and robust service offerings and best-in-class customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers. The table below presents global fixed and floating rigs which, as of January 1, 2013, are scheduled to be delivered between 2013 and 2016.

Fixed and Floating Rigs Scheduled for Delivery

Source: IHS-Petrodata RigBase Current Activity data as of January 1, 2013.

We intend to continue to expand our penetration of the U.S. and international onshore drilling rig market. Global onshore drilling rig count is expected to increase by a consolidated annual growth rate (CAGR) of 3.3% between 2013 and 2016 according to projections provided by the Spears & Associates Drilling and Production Outlook. We believe we are well-positioned to increase our penetration in this segment because of our experience in the U.S. onshore drilling rig market, our in-depth understanding of the needs of oil and gas customers, high quality of service and global data network infrastructure.

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

Develop and market additional value-added products and services: We intend to continue to serve our customers’ needs by commercializing additional products and services that complement our wide array of available remote communications services. We expect that over the next several years our customer base will require a variety of advanced products such as real-time functionality, videoconferencing, software acceleration technology, WiFi hotspots and media. These products will be further supported by our newly-acquired systems integration solutions and other services designed to meet the infrastructure needs of our customers.

Additionally, with the continuously growing demand for communication-based products and increased network speed in the oil and gas industry, we expect bandwidth requirements for our existing customers to continue to increase. Through our engineering expertise, technical sales force and operational capabilities, we will continue to position ourselves to capture new business opportunities and offer our customers a full range of remote communications services at different levels within customer organizations.

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

In 2012, we expanded our services to include systems integration solutions through the acquisition of Nessco Group Holdings Ltd. (Nessco), an Aberdeen-based international leader in the field of telecommunications systems integration for the oil and gas industry. We believe Nessco will provide us with increased visibility of existing and future planned offshore fixed and floating production facilities.

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

Competitive Strengths

As a leading communications network infrastructure provider within the oil and gas industry, our competitive strengths include:

•	mission-critical services delivered by a trusted provider with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS global platform;

•	scalable systems using standardized equipment that leverage our global infrastructure;

•	customized systems integration solutions provided by expert systems engineers;

•	flexible, provider-neutral technology platform; and

•	long-term relationships with leading companies in the oil and gas industry.

Mission-critical services delivered by a trusted provider with global operations: Our focus on the oil and gas industry provides us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network reliability and responsive customer service, along with the high switching costs associated with changing out remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients wherever they may operate around the world, except where U.S. government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more pleasing end user experience. Our ability to offer our customers such global coverage sets us apart from regional competitors at a time when our customers are expanding the geographic reach of their own businesses, exploring for oil and gas reserves in more remote locations and seeking remote communications partners that can match the breadth of their global operations and speed of deployment.

High-quality customer support with full-time monitoring and regional service centers: Our IP/MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2012, we had 28 service operations centers and warehouses to support and service our customers’ remote sites. A Global Network Operations Center located in Houston, Texas is staffed 24 hours per day, 365 days per year. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity. As of December 31, 2012, our onshore services were supported through a network of 13 field service centers and equipment depots, located in major oil and gas regions in the continental United States. Our onshore footprint allows us to respond with high quality same-day service for the shorter drilling cycles inherent in onshore drilling where rapid installation, decommissioning and repair services are required. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service centers.

Operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS platform: Our scalable, standardized communications platform provides us with plug-and-play capabilities to easily expand or improve service offerings. Our IP/MPLS global platform allows us the ability to add additional services to our standard offerings or change our service offerings on a rig, production platform or energy support vessel with little incremental cost once installed onsite. We can offer these services to all users of the rig, production platform or energy support vessel, including drillers, operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and others. We expect this operating leverage to help drive an expansion in our Adjusted EBITDA as we grow, which is defined in Item 6. “Selected Financial Data” of this Annual Report on Form 10-K. We expect the demand for our products and services to continue to increase as oil and gas producers continue to invest in the infrastructure needed to commercially produce deepwater and increasingly remote reserves. Our IP/MPLS global platform gives us an important advantage by offering greater reliability, scalability, flexibility and security than conventional switched transports and accounts for what we believe to be a key reason for the market share we have today of remote installations on offshore and onshore drilling rigs with the potential that we can lift that market share over time.

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a significant amount of excess capacity to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to rigs and other remote sites located anywhere in the world. We install standardized equipment on each rig or remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install on each rig are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2012, we leased capacity from 27 satellites, and are co-located in 23 teleports and 19 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment on each rig, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment on each rig tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

Customized systems integration solutions provided by expert systems engineers: Through the acquisition of Nessco, we now provide customized systems integration solutions. As the demand for additional telecommunications products and systems continues to increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to remote communications customers. Our systems integration solutions are custom designed, built and tested by expert engineers based on the customer’s specifications and requirements, as well as international industry standards and best practices. These services provide customers with improved system reliability, operational efficiency and cost savings. For those customers requiring reliable remote communications services and customized solutions for their network infrastructures, RigNet provides a one-stop-shop to satisfy these demands.

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

Long-term relationships with leading companies in the oil and gas industry: We have established relationships with some of the largest companies in the global oil and gas industry. Some of our key customers are the leading contract drillers around the globe, with combined offshore fleets of hundreds of rigs, as well as leading oil and gas companies, oilfield services firms and engineering and construction companies. In most cases, these customers are investment grade rated companies with high standards of service that favor strategic providers such as RigNet and work in partnership with us to serve their remote operations.

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

Systems Integration

As the demand for additional telecommunications products and systems continues to increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to our customers. Our systems integration solutions are custom designed, engineered and built based on the customer’s specifications and requirements, as well as international industry standards and best practices. Each systems integration project includes consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. These services provide our customers with improved system reliability, operational efficiency and cost savings.

Our systems integration services are provided out of our custom built, 3,000 square foot facilities in Aberdeen, Scotland. This facility has been specifically designed to facilitate the end-to-end process of systems mechanical fabrication, build and assembly through to final System Integration Testing (SIT) and Factory Acceptance Testing (FAT). The workshops are fully provisioned with all the tools, equipment and the skilled engineers and technicians necessary to complete all operations in house, maintaining total control of both of the engineering and quality of all the processes involved in the completion of each project.

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

We also offer high-resolution hand held wireless cameras through our Remote View service that allows experts in offices to troubleshoot equipment at remote sites, which can save customers time and money, with recent successful deployments in the Gulf of Mexico and the North Sea. This service can also be delivered over our SOIL network.

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

SOIL (Secure Oil Information Link)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary extranet enabling oil companies and their counterparties, such as rig owners, service companies and application service providers, to connect and collaborate on a high-speed, secure and reliable basis. As of December 31, 2012, SOIL’s value-added services were being provided to more than 200 oil and gas operators, service companies and other industry suppliers throughout the North Sea region. These customers use our SOIL services to collaborate with partners and suppliers or for internal company communications. We intend to extend the SOIL network to our other geographic areas of high oil and gas drilling and production activity.

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

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. Our largest customer, Noble Corporation, accounted for approximately 11.6% of our total revenue for 2012.

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

Competition

The remote telecommunications industry is highly competitive. We expect competition in the markets that we serve to persist, intensify and change, consistent with recent industry consolidation and ownership change. We face varying degrees of competition from a wide variety of companies, including new potential entrants from providers to adjacent vertical markets and from forward integration by some of our suppliers deeper in the industry value chain, since successful service and system development is not necessarily dependent upon substantial financial resources.

Our primary global competitors in upstream oil and gas include Harris Corporation’s Harris CapRock Communications and a portion of the enterprise segment of Inmarsat plc’s Inmarsat Solutions. Most recently, our industry sector has experienced consolidation with Harris Corporation’s acquisitions of CapRock Communications, Inc. and Schlumberger Ltd’s Global Connectivity Services division. In addition, there are a range of regional providers serving smaller customers. Specifically in our U.S. onshore operations, we also face competition from: wireless network providers; drilling instrumentation providers; living quarters companies; and other pure-play providers like us.

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

Employees

As of December 31, 2012, we had approximately 375 full time employees consisting of 36 employees in sales and marketing, 115 employees in finance and administration, 205 employees in operations and technical support and 19 employees in management. We believe our employee relations are good.

Geographic Information

See Note 13—“Segment Information,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding geographic areas we serve.

Other Information

Corporate Structure and History

We were incorporated in Delaware on July 6, 2004. Our predecessor began operations in 2000 as RigNet Inc., a Texas corporation. In July 2004, our predecessor merged into us. The communications services we provide to the offshore drilling and production industry were established in 2001 by our predecessor, who established initial operations in the Asia Pacific region. We have since evolved into one of the leading global providers of remote communications services in the offshore drilling and production industry.

In 2006, we expanded our services to land-based, coastal and some shallow water drilling rigs through the acquisition of a controlling interest in LandTel Communications LLC (LandTel), a leading provider of remote communications to the United States onshore drilling industry. We acquired 75.0% of LandTel in September 2006. We acquired the remaining 25.0% of LandTel between December 2008 and December 2010.

In 2012, we expanded our services to include systems integration solutions through the acquisition of Nessco, an Aberdeen-based international leader in the field of telecommunications systems integration for the oil and gas industry.

Principal Executive Offices

Our principal executive offices are located at 1880 S. Dairy Ashford, Suite 300, Houston, Texas 77077. Our main telephone number is +1 (281) 674-0100.

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

The level of activity in the oil and natural gas exploration and production industry has historically been volatile and cyclical. Although we believe our customers will be dependent upon real-time voice and data communication services and systems integration solutions to optimize their oil and gas production and development in an environment with lower energy prices, a prolonged significant reduction in the price of oil and natural gas will likely affect oil and natural gas production levels and therefore affect demand for the communication services and systems integration solutions we provide. In addition, a prolonged significant reduction in the price of oil and natural gas could make it more difficult for us to collect outstanding account receivables from our customers. A material decline in oil and natural gas prices or oil and natural gas exploration, development or production activity levels could harm our business, financial condition and results of operations.

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

The communications industry is characterized by rapid changes in technology, new evolving standards, emerging competition and frequent new product and service introductions. As an example of technological change, some remote communications providers are exploring the use of Ka-band satellite service, compared to our use of the Ku-band and C-band satellite space segment today. When this Ka-band service is made available, which is expected to be in late 2013 and early 2014, we may have to adapt to its use, contracting with other satellite operators, which might impair our business if other providers are more successful in using Ka-band services to meet customer needs than us. This represents just one example of a technological change that could impact our business.

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

Our information systems and network are protected by certain security measures, and in the event that the security measures are not adequate, our systems may be damaged which could harm our business.

We have in place layered security systems designed to protect against intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems. A problem of this type might be caused by events such as computer hacking, computer viruses, worms and other destructive or disruptive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment and data. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential customer data or intellectual property. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers. We have expended, and expect to continue to spend in the future, amounts we consider appropriate to protect our network and information systems; however, there can be no assurance that these efforts will prevent any of the problems identified above.

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

Our revenue and earnings are largely dependent on the award of new contracts that we do not directly control.

A substantial portion of our revenue and earnings is generated from large-scale and increasingly international project awards. The timing of when project awards will be made is unpredictable and largely outside of our control. We operate in highly competitive markets where it is difficult to predict whether and when we will receive awards since these awards and projects often involve complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors including financing contingencies, commodity prices and overall market and economic conditions. In addition, we may not win contracts that we have bid upon due to price, a client’s perception of our ability to perform and/or perceived technology advantages held by others. In these highly competitive times, many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem market or acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate from quarter to quarter and year to year depending on whether and when project awards occur and the commencement and progress of work under awarded contracts. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

Many of our contracts with customers may be terminated by our customers on short notice without penalty, which could harm our business, financial condition and results of operations.

Customers may switch service providers without incurring significant expense relative to the annual cost of the service, and our agreements generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, many of our customer agreements may be terminated by our customers for no reason and upon short notice. Terms of customer agreements typically vary with a range from call out work to three years, with some customer agreement terms as long as five years, and work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the customer agreements. If we are not able to retain our customers, we would not receive expected revenues and may continue to incur costs, such as costs to secure satellite bandwidth for such customers under agreements with third party satellite communication services providers which may not be as easily or as quickly terminated without penalty, resulting in harm to our business, financial condition and results of operations. The loss of a drilling contractor customer site can limit or eliminate our ability to provide services to other customers on the affected drilling rigs.

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

Changes in the Operations Agreement of SOIL could negatively affect financial results we recognize from our SOIL Operations.

The North Sea consortium of companies who collectively oversee SOIL have contracted with us to operate this private extranet for them. This North Sea consortium of companies may find alternatives to the SOIL service that could cause them to terminate or not renew the current SOIL service with us. If the consortium of companies choose to eliminate the SOIL service, find an alternative communications solution, or if they contract with another provider to manage SOIL operations, our business would be harmed. New capital investments may be required to improve and expand the SOIL services in such areas as video and hosting services to avoid a drop in our SOIL revenues and enhance our ability to expand the SOIL services geographically.

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

A significant part of our operations and growth depends on third party providers delivering reliable communications connections, networks, equipment, maintenance, repair and satellite transponder capacity, subjecting our business, reputation and customer revenue to risks beyond our control, such as:

•	telecommunications failures;

•	saturation of communication connection points, networks and third-party facilities

•	in-orbit risks for satellites including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris;

•	satellite manufacturing or control system errors ;

•	lack of communication service alternatives;

•	providing access to faulty equipment;

•	human error;

•	natural disasters;

•	unexpected equipment failure;

•	power loss;

•	labor strikes or work stoppages;

•	unauthorized access or security risks; and

•	sabotage or other intentional acts of vandalism.

Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from certain risks, including satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties, which could harm our business, financial condition and results of operations. Even if we take precautions, the occurrence of any of these risks or other unanticipated problems arising from third party services could result in interruption in the services we provide to customers. Any of these occurrences could harm our business, financial condition and results of operations.

Additionally, we rely upon and expect to continue to rely upon a limited number of third-party suppliers to supply the equipment required to provide our services, such as the equipment we install on offshore drilling rigs in order to provide remote communication services. Although this equipment is commercially available from more than one supplier, there are a limited number of suppliers of such equipment and price and quality vary among suppliers. If the suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers, the availability and pricing of the equipment that we purchase could be materially adversely affected. In addition, we like to use a small group of suppliers and standardized equipment as much as possible so that we are installing generally the same equipment and we can maintain smaller quantities of replacement parts and equipment in our warehouses. If we have to change suppliers for any reason, we will incur additional costs due to the lack of uniformity and need to warehouse a broader array of replacement parts and equipment.

Further, significant portions of the work performed under our systems integration contracts, is reliant upon third-party suppliers for equipment and materials. If the amounts we are required to pay for equipment and supplies exceed what we have estimated, especially in a fixed-price systems integration contract, we may suffer losses on these contracts. If a supplier fails to provide supplies or equipment as required under a negotiated contract for any reason, or provides supplies or equipment that are not an acceptable quality, we may be required to source those supplies or equipment on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified if these suppliers experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the materials or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or a small number of contracted suppliers, there can be no assurance that the marketplace can provide these products in a timely basis, or at the costs we had anticipated. A failure by a supplier to comply with applicable laws, rules or regulations could negatively impact our business.

Any failure on our part to perform under our customer service contracts due to the failures of our third party providers could result in: (i) loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of customer contracts; (iii) incurrence of additional expenses to reposition customer antennas to alternative satellites or otherwise find alternate service (iv) breach of contract claims; and (v) damage to our reputation, which could negatively affect our ability to retain existing customers or to gain new business.

The loss of key personnel or the failure to attract and retain highly qualified personnel could compromise our ability to effectively manage our business and pursue our growth strategy.

Our future performance depends on the continued service of our key technical, development, sales, services and management personnel. In particular, we are heavily dependent on the following two key employees: our Chief Executive Officer and President, who has been critical to establishing our strategy and executing on our business model over the past five years; and our Vice President of Business Services, who is the technical architect of our global network and who is responsible for our global network’s reliability, performance and security and the evaluation of technological developments and their impact on our business. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We do not carry key person life insurance covering any of our employees.

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

We receive a significant part of our revenue from a relatively small number of large customers. For the year ended December 31, 2012, Noble Corporation and Ensco plc represented approximately 11.6% and 6.1%, respectively, of our consolidated revenue. Similarly, for the year ended December 31, 2011, these two significant customers, Noble Corporation and Ensco plc, represented approximately 12.0% and 5.9%, respectively, of our consolidated revenue. If a material customer terminates or significantly reduces its business with us, our business, financial condition and results of operations would be materially harmed.

Bad weather in the Gulf of Mexico or other areas where we operate could harm our business, financial condition and results of operations.

Certain areas in and near the Gulf of Mexico and other areas in which our clients operate experience unfavorable weather conditions, including hurricanes and other extreme weather conditions, on a relatively frequent basis. A major storm or threat of a major storm in these areas may harm our business. Our clients’ drilling rigs, production platforms and other vessels in these areas are susceptible to damage and/or total loss by these storms, which may cause them to no longer need our communication services. Our equipment on these rigs, platforms or vessels could be damaged causing us to have service interruptions and lose business. Even the threat of a very large storm will sometimes cause our clients to limit activities in an area and thus harm our business. To the extent that changes in climate cause more turbulent weather, any increase in unfavorable weather conditions could impair satellite connectivity, cause more sites to be shut down and generally cause activities to be limited so that our business may be harmed.

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

However, the FCC or one or more state public utility commissions could determine that our services or the services of our subsidiaries and/or affiliates constitute common carrier offerings subject to Title II of the Communications Act, associated FCC regulations, and similar state laws. Among other things, common carriers must offer service on a nondiscriminatory basis at just and reasonable rates. The FCC and state public utility commissions have jurisdiction to hear complaints regarding the compliance or non-compliance with these and other common carrier requirements of the Communications Act and the FCC’s rules, and similar state laws. If our services or the services provided by our subsidiaries or affiliates are found to be provided on a common carrier basis, we may be subject to significant costs to ensure compliance with the applicable provisions of these laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

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

Our intellectual property rights are valuable, and any failure or inability to sufficiently protect them could harm our business and our operating results.

We own, and maintain certain intellectual property assets, including copyrights and trademarks, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of RigNet might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and services are distributed. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

We may be subject to a variety of regulatory actions that may affect our ability to operate.

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

We operate in over 30 countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

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

We are subject to the U.S. Foreign Corrupt Practices Act and U.S. Export Control Laws that have stringent compliance standards for us.

We are subject to a number of applicable export control laws and regulations of the United States as well as comparable laws of other countries. We cannot provide services to certain countries subject to United States trade sanctions administered by the Office of Foreign Asset Control of the United States Department of the Treasury or the United States Department of Commerce unless we first obtain the necessary authorizations. If our customers move their sites into countries subject to certain sanctions, we may not be able to serve them, in which case, our revenues will be adversely impacted and we may have additional costs incurred as well. In addition, we are subject to the Foreign Corrupt Practices Act that, generally, prohibits bribes or unreasonable gifts to non-U.S. governments or officials and may be subject to anti-corruption laws of other countries in which the Company may operate or may otherwise have a substantial business connection. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, and more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. In certain countries, we engage third party agents or intermediaries to act on our behalf in dealings with government officials, such as customs agents, and if these third party agents or intermediaries violate applicable laws, their actions may result in penalties or sanctions being assessed against us.

Many of our contracts are governed by the laws of countries that may make them difficult or expensive to interpret or enforce.

Many of our contracts are governed by the laws of countries other than the U. S., which may create both legal and practical difficulties in case of a dispute or conflict. We operate in regions where the ability to protect contractual and other legal rights may be limited. In addition, having to pursue arbitration or litigation in some countries may be more difficult or expensive than pursuing litigation in the United States.

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

We have experienced rapid growth in our business in recent periods, which has strained our managerial, operational, financial and other resources. We plan to continue to grow our business and anticipate that continued growth of our operations will be required to satisfy increasing customer demand and avail ourselves of new market opportunities. Further, we will continue to pursue organic growth opportunities in targeted adjacent upstream energy segments and other remote communications market adjacencies, as well as, expanding our competitive market position through strategic acquisitions.

The expanding scope and geographic breadth of our business and growth in the number of our employees, customers and locations will continue to place a significant strain on our management team, information technology systems and other resources and may distract key personnel from other key operations. To properly manage our growth, we may need to hire and retain personnel, upgrade our existing operational, management and financial reporting systems, and improve our business processes and controls and implement those processes and controls in all of our geographic locations. In the event that our employees become involved with due diligence on acquisitions or with the integration of new companies acquired, the increased demands on our employees could detract from and be harmful to our existing business. Failure to effectively manage our growth in a cost-effective manner could result in declines in service quality and customer satisfaction, increased costs or disruption of our operations. Our rapid growth also makes it difficult for us to adequately predict the investments we will need to make in the future to effectively manage our world-wide operations.

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

Growth in strategic initiatives, emergence into new or adjacent market segments or the addition of strategic acquisitions may result in reduced consolidated financial margins.

As we continue to pursue organic growth opportunities in targeted adjacent upstream energy segments and other remote communications market adjacencies, as well as, expanding our competitive market position through strategic acquisitions, financial margins for these new operations may be less than our current operations. The consolidation of these financial margins could result in reduced margins on a consolidated level.

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

During the year ended December 31, 2012, 31.9% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

As of March 1, 2013, funds associated with Cubera Secondary (GP) AS, or Cubera, owned in the aggregate shares representing approximately 25.8% of our outstanding voting power. Additionally, as of March 1, 2013, funds affiliated with Altira Group LLC, or Altira, owned in the aggregate shares representing approximately 13.6% of our outstanding voting power. As a result, these stockholders could together potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

Our headquarters are located in Houston, Texas. We lease our headquarters facility, which comprises approximately 29,174 square feet of office space. The term of this lease runs through September 12, 2015. We also own a custom built, 3,000 square foot facility in Aberdeen, Scotland through which we provide, among other services, our systems integration solutions and that serves as one of our regional offices.

We have other regional offices under lease in Lafayette, Louisiana; Stavanger, Norway; Doha, Qatar and Singapore, and additional leased offices and service centers in the United States, Brazil, Nigeria and Saudi Arabia. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low
Year Ended December 31, 2012
Fourth Quarter	$20.65	$17.35
Third Quarter	$19.30	$16.90
Second Quarter	$18.48	$15.20
First Quarter	$18.13	$15.81
Year Ended December 31, 2011
Fourth Quarter	$16.74	$14.52
Third Quarter	$17.50	$13.37
Second Quarter	$20.08	$15.50
First Quarter	$18.82	$13.22
Year Ended December 31, 2010
Fourth Quarter (From December 15, 2010)	$13.70	$12.55

There were approximately 45 holders of RigNet’s common stock on record as of March 1, 2013.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 15, 2010 (the first day our stock began trading on NASDAQ) through December 31, 2012, with the cumulative total return on the NASDAQ Composite Index, the Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 15, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/15/2010	12/31/2010	6/30/2011	12/31/2011	6/30/2012	12/31/2012
RigNet, Inc. (1)	$100	$109	$135	$133	$139	$163
NASDAQ	$100	$101	$106	$100	$112	$115
Oil Service Sector	$100	$104	$113	$92	$85	$93
NASDAQ Telecommunications	$100	$102	$96	$89	$83	$91

(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sales occurred.

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

During 2006, the Company acquired 100% of OilCamp AS (OilCamp), as well as a 75.0% controlling interest in LandTel, which established a 25.0% redeemable, non-controlling interest. The Company subsequently acquired the remaining non-controlling interest in LandTel with purchases made in December 2008 (10.7%), February 2009 (7.3%) and August 2010 (7.0%).

Additionally, in 2012 the Company acquired 100% of Nessco. As a result of these transactions, the comparability of the financial data disclosed in the following table may be affected.

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) Data:
Revenue	$161,669	$109,355	$92,921	$80,936	$89,909

Expenses:
Cost of revenue (excluding depreciation and amortization)	81,071	48,645	42,479	35,165	39,294
Depreciation and amortization	17,534	14,584	14,983	12,554	10,519
Impairment of goodwill	—	—	—	2,898	—
Selling and marketing	3,081	2,276	2,103	2,187	2,605
General and administrative	37,184	26,960	20,756	16,444	21,277

Total expenses	138,870	92,465	80,321	69,248	73,695

Operating income	22,799	16,890	12,600	11,688	16,214
Interest expense	(1,552)	(1,249)	(1,618)	(5,146)	(2,464)
Other income (expense), net	(493)	613	(399)	304	27
Change in fair value of preferred stock derivatives	—	—	(17,190)	(21,009)	2,461

Income (loss) before income taxes	20,754	16,254	(6,607)	(14,163)	16,238
Income tax expense	(8,733)	(6,502)	(8,669)	(5,457)	(5,882)

Net income (loss)	12,021	9,752	(15,276)	(19,620)	10,356
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	139	234	292	292	235
Redeemable, non-controlling interest	—	—	25	10	1,715

Net income (loss) attributable to RigNet, Inc. stockholders	$11,882	$9,518	$(15,593)	$(19,922)	$8,406

Net income (loss) attributable to RigNet, Inc. common stockholders	$11,882	$9,518	$(18,807)	$(22,118)	$(4,190)

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$0.76	$0.62	$(3.38)	$(4.16)	$(0.79)

Diluted	$0.70	$0.57	$(3.38)	$(4.16)	$(0.79)

Weighted average shares outstanding:
Basic	15,591	15,387	5,571	5,312	5,301

Diluted	17,017	16,814	5,571	5,312	5,301

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$80,598	$60,710	$50,442	$45,771	$50,615
Adjusted EBITDA	$43,583	$33,456	$29,740	$29,093	$30,409

	December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$59,744	$53,106	$50,435	$11,379	$15,376
Restricted cash—current portion	987	—	2,500	2,500	775
Restricted cash—long-term portion	1,809	—	7,500	7,500	—
Total assets	215,932	140,922	129,785	88,810	89,517
Current maturities of long-term debt	9,422	8,735	8,655	8,664	5,753
Long-term debt	51,871	14,785	23,484	21,022	18,322
Long-term deferred revenue	302	457	325	348	1,516
Preferred stock derivatives	—	—	—	30,446	8,413
Preferred stock	—	—	—	17,333	16,257

Non-GAAP Financial Measures

GAAP defines gross profit as revenue less cost of revenue, and includes in costs of revenue depreciation and amortization expenses related to revenue-generating long-lived and intangible assets. We define Gross Profit (excluding depreciation and amortization) as revenue less cost of revenue (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit as we do not include the impact of depreciation and amortization expenses related to revenue-generating long-lived and intangible assets which represent non-cash expenses. We use this measure to evaluate operating margins and the effectiveness of cost management.

The following table presents a reconciliation of gross profit to Gross Profit (excluding depreciation and amortization) for each of the periods presented. Gross profit is the most comparable GAAP measure to Gross Profit (excluding depreciation and amortization). Gross Profit (excluding depreciation and amortization) should not be considered as an alternative to gross profit, operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Our Gross Profit (excluding depreciation and amortization) may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization) or similarly titled measures in the same manner as we do. We prepare Gross Profit (excluding depreciation and amortization) to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Gross Profit to Gross Profit (excluding depreciation and amortization):
Gross profit	$63,964	$46,890	$36,053	$33,130	$40,313
Depreciation and amortization related to cost of revenue	16,634	13,820	14,389	12,641	10,302

Gross Profit (excluding depreciation and amortization)	$80,598	$60,710	$50,442	$45,771	$50,615

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$12,021	$9,752	$(15,276)	$(19,620)	$10,356
Interest expense	1,552	1,249	1,618	5,146	2,464
Depreciation and amortization	17,534	14,584	14,983	12,554	10,519
Impairment of goodwill	—	—	—	2,898	—
(Gain) loss on sales of property and equipment, net of retirements	(131)	(165)	294	111	(92)
Change in fair value of preferred stock derivatives	—	—	17,190	21,009	(2,461)
Stock-based compensation	2,502	1,534	437	277	231
Nessco acquisition/IPO costs	1,372	—	1,825	1,261	3,510
Income tax expense	8,733	6,502	8,669	5,457	5,882

Adjusted EBITDA (non-GAAP measure)	$43,583	$33,456	$29,740	$29,093	$30,409

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

Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay-per-day of use and are consistent with other service terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). In the year ended December 31, 2012, our largest customer, who has been our customer for over five years, provided approximately 11.6% of our total revenue. In the year ended December 31, 2011, this same customer provided approximately 12.0% of our total revenue.

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics.

In connection with the Nessco acquisition in 2012, we evaluated our then current core assets and operations, and organized them into three segments based on geographic location. Accordingly, we operate three reportable business segments based on geographic location, which are managed as distinct business units by our chief operating decision-maker.

•	Americas. Our Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Americas segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•	Europe/Africa. Our Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites, as well as, systems integration projects. Our Europe/Africa segment services are performed out of our Norway and United Kingdom based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway and West Africa. Our Europe/Africa segment also provides system integration services for both onshore and offshore customers in the oil and gas industry including drilling rigs and production facilities.

•	Middle East/Asia Pacific (MEAP). Our MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our MEAP segment services are primarily performed out of our Qatar and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, materials and supplies for systems integration projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

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

Revenue Recognition—General

All revenue, excluding systems integration contracts, is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax assessed and collected on behalf of a governmental authority. Such tax is then remitted directly to the appropriate jurisdictional entity.

Revenue Recognition—Systems Integration Solutions

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

We review all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period. The full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the consolidated balance sheet, respectively.

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

Property and Equipment

Property and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess property and equipment for impairment when events indicate the carrying value exceeds fair value. Maintenance and repair costs are charged to expense when incurred. During the years ended December 31, 2012, 2011 and 2010, no events have occurred to indicate an impairment of our property and equipment.

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

Prior to our initial public offering completed on December 20, 2010 (IPO), we identified embedded derivative features within its preferred stock agreements which qualified as derivatives and are reported separately from preferred stock. Fair values of these derivatives were determined using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated at the end of each reporting period using our most recent forecast and our weighted average cost of capital. The market approach used a market multiple on the related cash generated from operations. Significant estimates for determining fair value included cash flow forecasts, our weighted average cost of capital, projected income tax rates and market multiples.

In connection with the IPO, preferred stock derivatives were settled upon conversion of preferred stock to common stock, therefore, no derivatives were outstanding at December 31, 2010.

Goodwill

Goodwill relates to the acquisitions of LandTel, OilCamp and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment annually, as of July 31st, with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

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

We recorded no goodwill impairments in 2012, 2011 or 2010. As of July 31, 2012, our latest completed goodwill impairment testing date, the fair values of our reporting units are substantially in excess of their carrying values. As such, the test resulted in no impairment and no additional impairment indicators have been identified through December 31, 2012. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Stock-Based Compensation

We have three stock-based compensation plans; the 2010 Omnibus Incentive Plan (2010 Plan), the RigNet, Inc. 2006 Long-Term Incentive Plan (2006 Plan) and the RigNet Inc. 2001 Performance Stock Option Plan (2001 Plan). All equity instruments granted under either the 2001 Plan or the 2006 Plan are settled in stock. All equity instruments currently outstanding under the 2010 Plan will be settled in stock, however future awards granted subsequent to December 31, 2012 may be settled in stock or cash and may be classified as equity or liability instruments, as determined by the type of award granted.

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

The fair value of each restricted stock on the grant date is equal to the market price of RigNet’s common stock on the date of grant.

Additionally, in connection with RigNet’s acquisition of LandTel, LandTel issued share appreciation rights (SARs) to certain employees. The value of these SARs was based on the value of the LandTel subsidiary only and was classified as a liability award by the Company. We recorded expense for these awards based on the fair value of the awards at each balance sheet date, through December 31, 2011. In 2012, all outstanding SARs were settled in cash upon exercise by holders. We have not issued nor do we currently have plans to issue any additional SARs or any other awards which would be classified as a liability awards or settled in cash.

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

New Accounting Pronouncements

No standard implemented during 2012 or 2011 had a material effect on our financial position, cash flow or results of operation. See our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2011 to	2010 to
	2012	2011	2010	2012	2011
	(in thousands, except percentages)
Revenue	$161,669	$109,355	$92,921	47.8%	17.7%

Expenses:
Cost of revenue (excluding depreciation and amortization)	81,071	48,645	42,479	66.7%	14.5%
Depreciation and amortization	17,534	14,584	14,983	20.2%	(2.7)%
Selling and marketing	3,081	2,276	2,103	35.4%	8.2%
General and administrative	37,184	26,960	20,756	37.9%	29.9%

Total expenses	138,870	92,465	80,321	50.2%	15.1%

Operating income	22,799	16,890	12,600	35.0%	34.0%
Other income (expense), net	(2,045)	(636)	(19,207)	221.5%	(96.7)%

Income (loss) before income taxes	20,754	16,254	(6,607)	27.7%	(346.0)%
Income tax expense	(8,733)	(6,502)	(8,669)	34.3%	(25.0)%

Net income (loss)	12,021	9,752	(15,276)	23.3%	(163.8)%
Less: Net income (loss) attributable to non-controlling interests	139	234	317	(40.6)%	(26.2)%

Net income (loss) attributable to RigNet, Inc. stockholders	$11,882	$9,518	$(15,593)	24.8%	(161.0)%

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$80,598	$60,710	$50,442	32.8%	20.4%
Adjusted EBITDA	$43,583	$33,456	$29,740	30.3%	12.5%

Our business operations are managed through three reportable operating segments: Americas, Europe/Africa and Middle East/Asia Pacific (MEAP). The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2011 to	2010 to
	2012	2011	2010	2012	2011
	(in thousands, except percentages)
Americas:
Revenue	$49,881	$41,517	$31,857	20.1%	30.3%
Cost of revenue (excluding depreciation and amortization)	22,598	20,484	15,861	10.3%	29.1%

Gross Profit (non-GAAP measure)	27,283	21,033	15,996	29.7%	31.5%
Depreciation and amortization	7,409	6,743	7,096	9.9%	(5.0)%
Selling, general and administrative	7,385	7,894	4,944	(6.4)%	59.7%

Americas operating income	$12,489	$6,396	$3,956	95.3%	61.7%

Europe/Africa:
Revenue	$65,205	$34,371	$31,490	89.7%	9.1%
Cost of revenue (excluding depreciation and amortization)	37,385	13,168	12,545	183.9%	5.0%

Gross Profit (non-GAAP measure)	27,820	21,203	18,945	31.2%	11.9%
Depreciation and amortization	5,073	3,053	3,080	66.2%	(0.9)%
Selling, general and administrative	7,559	5,411	3,279	39.7%	65.0%

Europe/Africa operating income	$15,188	$12,739	$12,586	19.2%	1.2%

Middle East/Asia Pacific:
Revenue	$46,583	$33,784	$29,900	37.9%	13.0%
Cost of revenue (excluding depreciation and amortization)	17,113	12,335	11,470	38.7%	7.5%

Gross Profit (non-GAAP measure)	29,470	21,449	18,430	37.4%	16.4%
Depreciation and amortization	5,010	4,968	4,940	0.8%	0.6%
Selling, general and administrative	4,331	3,558	3,553	21.7%	0.1%

Middle East/Asia Pacific operating income	$20,129	$12,923	$9,937	55.8%	30.0%

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2012 and 2011

Revenue. Revenue increased by $52.3 million, or 47.8%, to $161.7 million for the year ended December 31, 2012 from $109.4 million for the year ended December 31, 2011. This increase includes $23.4 million of revenue contributed by Nessco during the year ended December 31, 2012 and is included in the Europe/Africa segment. Exclusive of Nessco, revenue increased in each of our reportable segments. Americas revenue increased $8.4 million, or 20.1%, Europe/Africa revenue increased $7.4 million, or 21.5% and MEAP revenue increased $12.8 million, or 37.9%. The increases are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $32.5 million, or 66.7%, to $81.1 million for the year ended December 31, 2012 from $48.6 million for the year ended December 31, 2011. This increase includes $20.1 million of costs incurred by Nessco during the year ended December 31, 2012. Exclusive of Nessco, cost of revenue increased by $12.4 million primarily due to incremental satellite charges and capacity required to serve the increased unit counts.

Gross Profit (excluding depreciation and amortization) increased by $19.9 million, or 32.8%, to $80.6 million for the year ended December 31, 2012 from $60.7 million for the year ended December 31, 2011. This increase includes $3.3 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco during the year ended December 31, 2012. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 55.9%, for the year ended December 31, 2012 compared to 55.5% for the year ended December 31, 2011. This increase is primarily attributable to efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.9 million, or 20.2%, to $17.5 million for the year ended December 31, 2012 from $14.6 million for the year ended December 31, 2011. The increase resulted from the increased equipment, building and intangibles related to the Nessco acquisition completed in 2012. Additionally, depreciation expense increased due to increased acquisitions of rig-based telecommunication equipment, which were acquired in conjunction with growth initiatives during 2012 and 2011.

Selling and Marketing. Selling and marketing expenses increased by $0.8 million, or 35.4%, to $3.1 million for the year ended December 31, 2012 from $2.3 million for the year ended December 31, 2011.

General and Administrative. General and administrative expenses increased by $10.2 million, or 37.9%, to $37.2 million for the year ended December 31, 2012 from $27.0 million for the year ended December 31, 2011. This increase includes $2.4 million of costs contributed by Nessco during the year ended December 31, 2012. Exclusive of Nessco, general and administrative expenses increased $7.8 million during 2012. This increase was primarily due to increases in (i) technical personnel to support growth initiatives, (ii) costs related to the Nessco acquisition, (iii) costs related to legal entity restructuring activities designed to allow more efficient and better optimization of our global cash and (iv) other professional fees related to efforts to strengthen our internal control over financial reporting.

Other Income (Expense). Other income (expense) netted to an expense $2.0 million for the year ended December 31, 2012 from a net expense of $0.6 million for the year ended December 31, 2011. This is an increased expense of $1.4 million, or 221.5% for 2012. This increased expense is primarily due to increase interest expense resulting from our July 2012 amendment to our term loan agreement which increased the principal balance of our long-term debt by $47.2 million.

Income Tax Expense. Our effective income tax rate was 42.1% and 40.0% for the years ended December 31, 2012 and 2011, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, changes in the valuation allowance related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves. See Note 14 — “Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2011 and 2010

Revenue. Revenue increased by $16.5 million, or 17.7%, to $109.4 million for the year ended December 31, 2011 from $92.9 million for the year ended December 31, 2010. The increase in revenue was primarily attributable to a $9.7 million, or 30.3%, increase in Americas revenue resulting from increases in deepwater contract orders, increased unit counts, increased bandwidth requirements for existing units and the continued growth of the U.S. land-based drilling market along with our widening geographic footprint in this market. Additionally, Europe/Africa revenues increased $2.9 million, or 9.1%, and MEAP revenue increased $3.9 million, or 13.0%. Both the Europe/Africa and MEAP changes are primarily due to increases in deepwater contract orders, increased unit counts and increased bandwidth requirements for existing units.

Cost of Revenue. Costs increased by $6.1 million, or 14.5%, to $48.6 million for the year ended December 31, 2011 from $42.5 million for the year ended December 31, 2010, primarily due to incremental network services and capacity required to serve the increased unit counts. Gross Profit (excluding depreciation and amortization) increased by $10.3 million, or 20.4%, to $60.7 million for the year ended December 31, 2011 from $50.4 million for the year ended December 31, 2010. As a percentage of revenue, Gross Profit (excluding depreciation and amortization) increased to 55.5%, for the year ended December 31, 2011 compared to 54.3% for the year ended December 31, 2010. The increase in the operating profitability as a percentage of revenue resulted primarily from increases in Gross Profit (excluding depreciation and amortization) as a percentage of revenue for Europe/Africa, to 61.7% in 2011 from 60.2% in 2010, and MEAP, to 63.5% in 2011 from 61.6% in 2010. This increase is primarily attributable to efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $0.4 million, or 2.7%, to $14.6 million for the year ended December 31, 2011 from $15.0 million for the year ended December 31, 2010. The decrease resulted from reduced intangible amortization expense as certain intangibles recorded in connection with our 2006 acquisitions of LandTel and OilCamp became fully amortized in the fourth quarter of 2010. This decrease is partially offset by an increase in acquisitions of rig-based telecommunication equipment, which were acquired in conjunction with growth initiatives during 2011 and 2010.

Selling and Marketing. Selling and marketing expenses increased by $0.2 million, or 8.2%, to $2.3 million for the year ended December 31, 2011 from $2.1 million for the year ended December 31, 2010.

General and Administrative. General and administrative expenses increased by $6.2 million, or 29.9%, to $27.0 million for the year ended December 31, 2011 from $20.8 million for the year ended December 31, 2010. The increase was primarily due to increases in (i) technical personnel to support growth initiatives, (ii) development of our Brazil regional office as an expansion effort and (iii) costs related to operating as a publicly-traded company including costs for additional management and directors, additional audit costs and efforts to strengthen our internal control over our financial reporting.

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

Income Tax Expense. Our effective income tax rate was 40.0% and (131.2)% for the years ended December 31, 2011 and 2010, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, non-deductibility of changes in fair value of preferred stock derivatives, changes in the valuation allowance related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves. See Note 14—“Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

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

At December 31, 2012, we had working capital of $64.8 million, including cash and cash equivalents of $59.7 million, current restricted cash of $1.0 million, accounts receivable of $40.0 million and other current assets of $6.2 million, offset by $11.8 million in accounts payable, $8.7 million in accrued expenses, $9.4 million in current maturities of long-term debt, $5.5 million in tax related liabilities and $6.8 million in deferred revenue.

Over the past three years, we have spent $13.5 million to $21.9 million annually on capital expenditures. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise.

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$53,106	$50,435	$11,379
Net cash provided by operating activities	32,255	16,592	19,896
Net cash used in investing activities	(66,763)	(8,996)	(13,449)
Net cash provided by (used in) financing activities	37,707	(4,310)	33,480
Changes in foreign currency translation	3,439	(615)	(871)

Cash and cash equivalents, December 31,	$59,744	$53,106	$50,435

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2012, 2011 and 2010, 68.1%, 79.5% and 77.5% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $32.3 million for the year ended December 31, 2012 compared to $16.6 million for the year ended December 31, 2011. The increase in cash provided by operating activities during 2012 of $15.7 million was primarily due to the increased profitability of our core operations, changes in our tax liabilities and the timing of collections of our accounts receivable. Net cash provided by operating activities was $16.6 million for the year ended December 31, 2011 compared to $19.9 million for the year ended December 31, 2010. The decrease in cash provided by operating activities during 2011 of $3.3 million was primarily due to the timing of collections of our accounts receivable, partially offset by the increased profitability of our core operations.

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

Investing Activities

Net cash used by investing activities was $66.8 million, $9.0 million and $13.4 million in the years ended December 31, 2012, 2011 and 2010, respectively. Of these amounts $21.9 million, $19.2 million, and $13.5 million, respectively, were for capital expenditures. The continued growth in capital expenditures of $2.7 million and $5.7 million for the years ended December 31, 2012 and 2011, respectively, compared to each of the respective prior periods. We expect capital expenditures to continue this growth during 2012 primarily resulting from growth opportunities arising from increasing demand for deepwater drilling.

For the year ended December 31, 2012, net cash used by investing activities also included cash used of $42.6 million for the acquisition of Nessco and an increase in restricted cash of $2.7 million related to Nessco performance bonds. For the year ended December 31, 2011, net cash used by investing activities also included cash provided of $10.0 million related to a decrease in our restricted cash.

Financing Activities

Net cash provided by (used in) financing activities was $37.7 million, $(4.3) million and $33.5 million in the years ended December 31, 2012, 2011 and 2010, respectively. Cash provided by financing activities during the year ended December 31, 2012 was attributable to the $47.2 million increase in the principal balance of our long term debt. This inflow was partially offset by $9.2 million of principal payments on our long-term debt. Cash used by financing activities during the year ended December 31, 2011 was attributable to $8.8 million of principal payments on our long-term debt. This outflow was partially offset by net proceeds from the underwriters’ exercise of the Over-Allotment in January 2011, from which we received net cash proceeds of $5.5 million, after deducting underwriting discounts and commissions of $0.4 million and additional offering related expenses of $0.1 million paid during the period.

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million and extending the maturity of the loan from May 2014 to July 2017.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.25% to 3.50%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the year ended December 31, 2012 was 3.3%, with an interest rate of 3.5% at December 31, 2012.

The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2012, the Term Loan had outstanding principal of $61.7 million.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.0 to 1.0 and a fixed charge coverage ratio of not less than 1.5 to 1.0. At December 31, 2012, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $28.3 million (or 54.6% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $27.4 million (or 52.8% of our Adjusted EBITDA for the trailing twelve months).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2012, we had contractual obligations and commercial commitments as follows:

	Total	2013	2014 - 2015	2016 - 2017	2018 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$61,184	$9,339	$18,750	$33,095	$—
Equipment notes	109	83	26	—	—
Interest (1)	6,300	1,970	2,955	1,375	—
Operating leases	3,628	2,186	1,288	154	—
Commercial Commitments:
Satellite and network services	36,477	19,714	13,695	3,068	—

	$107,698	$33,292	$36,714	$37,692	$—

(1)	Computed on the expected outstanding principle balance through the term of the loan, at the interest rate in effect at December 31, 2012.

As of December 31, 2012, the Company’s other noncurrent liabilities in the Consolidated Balance Sheets consist primarily of deferred tax liabilities ($1.6 million), gross unrecognized tax benefits ($12.1 million) and the related gross interest and penalties

($5.9 million). At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization) and Adjusted EBITDA, may not be comparable to similarly titled measures used by other companies. Therefore, these non-GAAP measures should be considered in conjunction with net income and other performance measures prepared in accordance with GAAP, such as gross profit, operating income or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization) and Adjusted EBITDA should not be considered in isolation or as a substitute for GAAP measures such as net income, gross profit, operating income or any other GAAP measure of liquidity or financial performance. Our Gross Profit (excluding depreciation and amortization) and Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Gross Profit (excluding depreciation and amortization) and Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit to Gross Profit (excluding depreciation and amortization).

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Gross profit	$63,964	$46,890	$36,053
Depreciation and amortization related to cost of revenue	16,634	13,820	14,389

Gross Profit (excluding depreciation and amortization)	$80,598	$60,710	$50,442

GAAP defines gross profit as revenue less cost of revenue, and includes in costs of revenue depreciation and amortization expenses related to revenue-generating long-lived and intangible assets. We define Gross Profit (excluding depreciation and amortization) as revenue less cost of revenue (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit as we do not include the impact of depreciation and amortization expenses related to revenue-generating long-lived and intangible assets which represent non-cash expenses. We use this measure to evaluate operating margins and the effectiveness of cost management.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss)	$12,021	$9,752	$(15,276)
Interest expense	1,552	1,249	1,618
Depreciation and amortization	17,534	14,584	14,983
(Gain) loss on sales of property and equipment, net of retirements	(131)	(165)	294
Change in fair value of preferred stock derivatives	—	—	17,190
Stock-based compensation	2,502	1,534	437
Nessco acquisition/IPO costs	1,372	—	1,825
Income tax expense	8,733	6,502	8,669

Adjusted EBITDA (non-GAAP measure)	$43,583	$33,456	$29,740

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

During the year ended December 31, 2012, Adjusted EBITDA increased by $10.1 million, or 30.3%, from $33.5 million in 2011 to $43.6 million in 2012, which resulted primarily from increases in unit counts served and additional demand for our services, partially offset by costs associated with head count additions and other professional fees. During the year ended December 31, 2011, Adjusted EBITDA increased by $3.8 million, or 12.5%, from $29.7 million in 2010 to $33.5 million in 2011 which resulted primarily from the recovery of the U.S. land-based drilling market and increases in contract orders and unit counts in the U.S. Gulf of Mexico, partially offset by costs incurred in 2011 related to operating as a publicly-traded company.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2012 and 2011, 31.9% and 20.5%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2012 and 2011, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on and December 31, 2012 and 2011, assuming those liabilities were outstanding for the entire year.

	December 31,
	2012	2011
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$618	$236
2% Decrease/increase in rate	$1,235	$472
3% Decrease/increase in rate	$1,853	$708

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management report called for by Item 308(a) of Regulation S-K is provided below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of RigNet, Inc. and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

As of December 31, 2012, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

Management included in its assessment of internal control over financial reporting all consolidated entities with the exception of entities related to the Company’s acquisition of Nessco Group Holdings Ltd. (Nessco) in July 2012. Nessco’s financial statements constitute 48% and 30% of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2012, and contributed 14% of revenues and a net loss equal to 9% of net income to the consolidated financial statement amounts for the year ended December 31, 2012. Management determined that the internal controls of Nessco would be excluded from the internal control assessment as of December 31, 2012, due to the timing of the closing of the acquisition in July 2012 and as permitted by the rules and regulations of the Securities and Exchange Commission.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2012 which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees” and “Corporate Governance” in the 2013 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement to be filed with the SEC.

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

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to “Executive Compensation” in the 2013 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Security Ownership of Certain Beneficial Owners and Management” in the 2013 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2013 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2013 Proxy Statement to be filed with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(A) Consolidated Financial Statements

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

RIGNET, INC.

By:	/s/ MARK B. SLAUGHTER	March 7, 2013
Mark B. Slaughter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK B. SLAUGHTER	Chief Executive Officer, President and	March 7, 2013
Mark B. Slaughter	Director (Principal Executive Officer)

/s/ MARTIN L. JIMMERSON, JR.	Chief Financial Officer	March 7, 2013
Martin L. Jimmerson, Jr.	(Principal Financial & Accounting Officer)

/s/ JAMES H. BROWNING	Chairman of the Board	March 7, 2013
James H. Browning

/s/ DITLEF DE VIBE	Director	March 7, 2013
Ditlef de Vibe

/s/ CHARLES L. DAVIS IV	Director	March 7, 2013
Charles L. Davis IV

/s/ KEVIN A. NEVEU	Director	March 7, 2013
Kevin A. Neveu

/s/ KEVIN J. O’HARA	Director	March 7, 2013
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	March 7, 2013
Keith Olsen

/s/ BRENT K. WHITTINGTON	Director	March 7, 2013
Brent K. Whittington

/s/ KEVIN MULLOY	Director	March 7, 2013
Kevin Mulloy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income (loss) and comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

As described in management’s report on internal control over financial reporting, management excluded from its assessment the internal control over financial reporting at Nessco Group Holdings Ltd. (“Nessco”), which was acquired on July 5, 2012. Nessco’s financial statements constitute 48% and 30% of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2012, and contributed 14% of revenues and a net loss equal to 9% of net income to the consolidated financial statement amounts for the year ended December 31, 2012. Accordingly, our audit did not include the internal control over financial reporting at Nessco.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 7, 2013

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59,744	$53,106
Restricted cash	987	—
Accounts receivable, net	40,028	26,350
Prepaid expenses and other current assets	6,214	3,581

Total current assets	106,973	83,037
Property and equipment, net	46,650	32,655
Restricted cash	1,809	—
Goodwill	34,489	13,796
Intangibles, net	21,241	5,849
Deferred tax and other assets	4,770	5,585

TOTAL ASSETS	$215,932	$140,922

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,763	$5,459
Accrued expenses	8,686	7,116
Current maturities of long-term debt	9,422	8,735
Income taxes payable	5,520	5,262
Deferred revenue	6,774	1,542

Total current liabilities	42,165	28,114
Long-term debt	51,871	14,785
Deferred revenue	302	457
Deferred tax liability	1,645	48
Other liabilities	17,977	14,133

Total liabilities	113,960	57,537

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2012 and 2011	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 15,701,615 and 15,440,801 shares issued and outstanding at December 31, 2012 and 2011, respectively	16	15
Additional paid-in capital	120,050	116,740
Accumulated deficit	(21,040)	(32,922)
Accumulated other comprehensive income (loss)	2,829	(610)

Total stockholders’ equity	101,855	83,223
Non-redeemable, non-controlling interest	117	162

Total equity	101,972	83,385

TOTAL LIABILITIES AND EQUITY	$215,932	$140,922

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Revenue	$161,669	$109,355	$92,921

Expenses:
Cost of revenue (excluding depreciation and amortization)	81,071	48,645	42,479
Depreciation and amortization	17,534	14,584	14,983
Selling and marketing	3,081	2,276	2,103
General and administrative	37,184	26,960	20,756

Total expenses	138,870	92,465	80,321

Operating income	22,799	16,890	12,600
Other income (expense):
Interest expense	(1,552)	(1,249)	(1,618)
Other income (expense), net	(493)	613	(399)
Change in fair value of preferred stock derivatives	—	—	(17,190)

Income (loss) before income taxes	20,754	16,254	(6,607)
Income tax expense	(8,733)	(6,502)	(8,669)

Net income (loss)	12,021	9,752	(15,276)
Less: Net income (loss) attributable to:
Non-redeemable, non-controlling interest	139	234	292
Redeemable, non-controlling interest	—	—	25

Net income (loss) attributable to RigNet, Inc. stockholders	$11,882	$9,518	$(15,593)

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$12,021	$9,752	$(15,276)
Foreign currency translation	3,439	(615)	(936)

Comprehensive income (loss)	15,460	9,137	(16,212)
Less: Comprehensive income (loss) attributable to non-controlling interest	139	234	317

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$15,321	$8,903	$(16,529)

INCOME PER SHARE—BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. stockholders	$11,882	$9,518	$(15,593)
Less: Preferred stock dividends	—	—	3,164
Less: Adjustment to redeemable, non-controlling interest redemption value	—	—	50

Net income attributable to RigNet, Inc. common stockholders	$11,882	$9,518	$(18,807)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$0.76	$0.62	$(3.38)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$0.70	$0.57	$(3.38)

Weighted average shares outstanding, basic	15,591	15,387	5,571

Weighted average shares outstanding, diluted	17,017	16,814	5,571

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$12,021	$9,752	$(15,276)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Change in fair value of preferred stock derivatives	—	—	17,190
Depreciation and amortization	17,534	14,584	14,983
Stock-based compensation	2,502	1,534	437
Amortization of deferred financing costs	102	95	147
Deferred taxes	(1,383)	(3,046)	(1,428)
(Gain) loss on sales of property and equipment, net of retirements	(131)	(165)	294
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(877)	(10,297)	(3,243)
Prepaid expenses and other assets	1,133	(312)	655
Accounts payable	(339)	449	933
Accrued expenses	2,537	778	(853)
Deferred revenue	(4,302)	369	(24)
Other liabilities	3,458	2,851	6,081

Net cash provided by operating activities	32,255	16,592	19,896

Cash flows from investing activities:
Acquisition of Nessco, net of cash acquired	(42,555)	—	—
Capital expenditures	(21,864)	(19,220)	(13,481)
Proceeds from sales of property and equipment	355	224	32
(Increase) decrease in restricted cash	(2,699)	10,000	—

Net cash used in investing activities	(66,763)	(8,996)	(13,449)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	897	4,638	36,398
Repurchase of restricted shares from employees	(88)	—	—
Payment of stock appreciation rights	(500)	—	—
Payment of preferred stock dividends	—	—	(197)
Subsidiary distributions to non-controlling interest	(184)	(234)	(271)
Redemption of redeemable, non-controlling interest	—	—	(4,651)
Proceeds from borrowings	47,238	75	11,067
Repayments of long-term debt	(9,164)	(8,789)	(8,811)
Payments of financing fees	(492)	—	(55)

Net cash provided by (used in) financing activities	37,707	(4,310)	33,480

Net increase in cash and cash equivalents	3,199	3,286	39,927

Cash and cash equivalents:
Balance, January 1,	53,106	50,435	11,379
Changes in foreign currency translation	3,439	(615)	(871)

Balance, December 31,	$59,744	$53,106	$50,435

Supplemental disclosures:
Income taxes paid	$7,660	$5,763	$4,444
Interest paid—other	$1,461	$1,168	$1,547
Non-cash investing—capital expenditures	$1,508	$2,202	$1,162
Liabilities assumed—Nessco acquisition	$19,041	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

					Accumulated
			Additional		Other	Total	Non-Redeemable,
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2010	5,318	$5	$9,521	$(26,847)	$941	$(16,380)	$141	$(16,239)
Issuance of common stock upon the exercise of stock options and warrants	449	1	9	—	—	10	—	10
Preferred stock dividends	—	—	(3,164)	—	—	(3,164)	—	(3,164)
Conversion of preferred stock	5,661	6	67,930	—	—	67,936	—	67,936
Sale of common stock	3,333	3	35,435	—	—	35,438	—	35,438
Stock-based compensation	—	—	437	—	—	437	—	437
Foreign currency translation	—	—	—	—	(936)	(936)	—	(936)
Adjustment to redemption value of non-controlling interest	—	—	(50)	—	—	(50)	—	(50)
Non-controlling owner distributions	—	—	—	—	—	—	(271)	(271)
Net income (loss)	—	—	—	(15,593)	—	(15,593)	292	(15,301)

Balance, December 31, 2010	14,761	15	110,118	(42,440)	5	67,698	162	67,860
Issuance of common stock upon the exercise of stock options and warrants	45	—	73	—	—	73	—	73
Issuance of restricted common stock, net of share cancellations	135	—	—	—	—	—	—	—
Sale of common stock	500	—	5,515	—	—	5,515	—	5,515
Stock-based compensation	—	—	1,034	—	—	1,034	—	1,034
Foreign currency translation	—	—	—	—	(615)	(615)	—	(615)
Non-controlling owner distributions	—	—	—	—	—	—	(234)	(234)
Net income	—	—	—	9,518	—	9,518	234	9,752

Balance, December 31, 2011	15,441	15	116,740	(32,922)	(610)	83,223	162	83,385
Issuance of common stock upon the exercise of stock options and warrants	144	1	896	—	—	897	—	897
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	117	—	(88)	—	—	(88)	—	(88)
Stock-based compensation	—	—	2,502	—	—	2,502	—	2,502
Foreign currency translation	—	—	—	—	3,439	3,439	—	3,439
Non-controlling owner distributions	—	—	—	—	—	—	(184)	(184)
Net income	—	—	—	11,882	—	11,882	139	12,021

Balance, December 31, 2012	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972

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

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2012, 2011 and 2010, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods, as well as certain financial statement disclosures. The estimates that are particularly significant to the financial statements include estimates related to the Company’s use of the percentage-of-completion method, as well as the Company’s valuation of goodwill, intangibles, preferred stock derivatives, stock-based compensation, income tax valuation allowance and uncertain tax positions. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, future results could differ from these estimates. Further, volatile equity and energy markets combine to increase uncertainty in such estimates and assumptions. As such, estimates and assumptions are adjusted when facts and circumstances dictate and any changes will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on-hand and highly-liquid investments purchased with original maturities of three months or less.

Restricted Cash

At December 31, 2010 the Company had $10.0 million in restricted cash to satisfy credit facility requirements, of which $7.5 million was non-current. The restricted cash was maintained in the form of minimum required balances in two of its bank accounts. In May 2011, the Company amended its credit facility which no longer requires these compensating balances.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize a new performance bond facility, entered into on September 14, 2012, to support future performance bonds related to Nessco Group Holdings Ltd. (Nessco) systems integration projects (see Note 7 – “Long-Term Debt”).

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

Property and Equipment

Property and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses property and equipment for impairment when events indicate the carrying value exceeds fair value. No impairments to property and equipment were recorded for the years ended December 31, 2012, 2011 or 2010. Maintenance and repair costs are charged to expense when incurred.

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

Prior to the Company’s initial public offering completed on December 20, 2010 (IPO), the Company had identified embedded derivative features within its preferred stock agreements which qualified as derivatives and are reported separately from preferred stock. Fair values of these derivatives were determined using a combination of the expected present value of future cash flows and a market approach. The present value of future cash flows was estimated at the end of each reporting period using the Company’s most recent forecast and its weighted average cost of capital. The market approach used a market multiple on the related cash generated from operations. Significant estimates for determining fair value included cash flow forecasts, the Company’s weighted average cost of capital, projected income tax rates and market multiples.

In connection with the IPO, preferred stock derivatives were settled upon conversion of preferred stock to common stock, therefore, no derivatives were outstanding at December 31, 2010 (see Note 2—“Initial Public Offering, Preferred Stock and Warrants”).

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel Communications LLC (LandTel), OilCamp AS (OilCamp) and Nessco acquisitions, as well as brand name, backlog and covenants not to compete acquired as part of the Nessco acquisition. Intangibles also includes internal-use software. The Company’s intangibles have useful lives ranging from twenty months to nine years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of December 31, 2012.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Goodwill

Goodwill relates to the acquisitions of LandTel, OilCamp and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2012. This test resulted in no impairment. No additional impairment indicators have been identified through December 31, 2012. As of December 31, 2012 and 2011, goodwill was $34.5 million and $13.8 million, respectively. In addition to the impact of acquisitions, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

Revenue Recognition – General

All revenue, excluding systems integration contracts, is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax assessed and collected on behalf of a governmental authority. Such tax is then remitted directly to the appropriate jurisdictional entity.

Revenue Recognition—Systems Integration Solutions

Revenues related to long-term, fixed-price systems integration contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company reviews all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. Amounts billed to customers in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period. The full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the consolidated balance sheet, respectively.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation based on the fair value of options and restricted stock on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility of the Company’s stock and dividend yield of the option. Fair value of restricted stock on the grant date is equal to the market price of RigNet’s common stock on the date of grant. The Company’s policy is to recognize compensation expense for service-based awards on straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Fair Value Measurement: Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. Some of the key amendments to the fair value measurement guidance include the highest and best use and valuation premise for nonfinancial assets, application to financial assets and financial liabilities with offsetting positions in market risks or counterparty credit risk, premiums or discounts in fair value measurement and fair value of an instrument classified in a reporting entity’s shareholders’ equity. Additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy include a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place, a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs and the level in the fair value hierarchy of items that are not measured at fair value in the consolidated balance sheet but whose fair value must be disclosed. ASU 2011-04 became effective for the Company’s annual and interim periods beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on the disclosures contained in the notes to the Company’s consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08 (ASU 2011-08), Intangibles – Goodwill and Other: Testing Goodwill for Impairment which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. An entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The Company adopted ASU 2011-08 as of January 1, 2012; however, the Company has elected to continue to calculate the value of each reporting unit for the purpose of its annual goodwill impairment testing. Therefore, the adoption of ASU 2011-08 did not have any impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update amends Accounting Standards Updates Nos. 2011-05 and 2011-12. This update requires the presentation of the components of amounts reclassified out of accumulated other comprehensive income either on the face the statement of income or in the notes to the financial statements. The Company will adopt ASU 2013-02 as of January 1, 2013. The Company does not expect the adoption of ASU 2013-02 will have to have any impact on its financial position and results of operations.

Note 2—Initial Public Offering, Preferred Stock and Warrants

Initial Public Offering

On December 20, 2010, the Company completed an initial public offering (IPO) consisting of 5,000,000 shares of common stock priced at $12.00 per share. The total shares sold in the offering consisted of 1,666,666 shares sold by selling stockholders and 3,333,334 shares issued and sold by the Company.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

RigNet is authorized to issue ten million shares of preferred stock. As of December 31, 2012 and 2011, no shares of preferred stock were outstanding.

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

No warrants were issued in the years ended December 31, 2012 or 2011. The assumptions used for warrants issued in the years ended December 31, 2010 were as follows:

Year Ended December 31, 2010
Expected volatility	47.5%
Expected term (in years)	0.3
Risk-free interest rate	0.2%
Dividend yield	—

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

RigNet has warrants outstanding with exercise prices of $0.04 and $7.00 per share. The following table summarizes the Company’s warrant activity for the years ended December 31, 2012, 2011 and 2010:

	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, January 1, 2010	1,975	$3.73
Issued	22	$0.04
Exercised	(432)	$0.04

Outstanding, December 31, 2010	1,565	$4.70
Issued	—	$—
Exercised	(31)	$0.04

Outstanding, December 31, 2011	1,534	$4.79
Issued	—	$—
Exercised	—	$—

Outstanding, December 31, 2012	1,534	$4.79

The weighted average remaining life in years of outstanding warrants as of December 31, 2012, 2011 and 2010 was 3.0, 4.0 and 5.0 years, respectively.

Note 3—Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 7—“Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	Year Ended December 31,
	2012	2011	2010
		(in thousands)
Accounts receivable	$41,835	$28,087	$18,592

Allowance for doubtful accounts, January 1,	(1,737)	(2,620)	(2,620)
Current year provision for doubtful accounts	(264)	65	—
Write-offs	194	818	—

Allowance for doubtful accounts, December 31,	(1,807)	(1,737)	(2,620)

Accounts receivable, net	$40,028	$26,350	$15,972

During 2012, 2011 and 2010, the Company had one significant customer comprising 11.6%, 12.0% and 10.6% of its revenue, respectively.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2012, 2011 or 2010. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7—“Long-Term Debt”).

Note 4—Acquisitions

LandTel

Prior to 2010, the Company had acquired a 93.0% controlling interest in LandTel resulting in a 7.0% redeemable, non-controlling interest in LandTel. In connection with this acquisition, the Company entered into an agreement which provided the non-controlling interest owners a right to sell their interest in LandTel to the Company, with a purchase price determinable based on an agreed-upon formula. In August 2010, the Company acquired the remaining redeemable non-controlling interest for $4.7 million in cash. As of December 31, 2012, 2011 and 2010, LandTel is a wholly owned subsidiary.

The Company uses the acquisition method of accounting for acquisitions of non-controlling interest. Under the acquisition method, purchases or sales of non-controlling equity interests that do not result in a change in control are accounted for as equity transactions. As such, the underlying asset and liability balances did not change for these acquisitions of non-controlling interest.

The following table reconciles redeemable, non-controlling interest for the year ended December 31, 2010 (in thousands):

Balance, January 1, 2010	$4,576
Adjustment to redemption value	50
Acquisition of non-controlling interest	(4,651)
Non-controlling owner distributions	—
Net income	25

Balance, December 31, 2010	$—

Nessco

On July 5, 2012, RigNet acquired 100% of Nessco, an Aberdeen-based international company operating in the field of telecommunications systems integration for the oil and gas industry, for an aggregate purchase price of $42.6 million, net of cash acquired of $6.0 million. This acquisition broadens and strengthens RigNet’s communications offerings to the oil and gas industry, allowing the Company to provide its services over the life of the field from drilling through production, both offshore and onshore, around the globe.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The goodwill of $19.7 million, arising from the acquisition, consists largely of the synergies and other benefits that the Company believes will result from combining the operations of the Company and Nessco, as well as, other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Nessco, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Europe/Africa reporting segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$22,213	(a)(b)
Property and equipment			7,744
Identifiable intangible assets:
Trade name	7.0	$4,353
Covenant not to compete	1.7	151
Backlog	1.7	1,116
Customer relationships	7.0	11,706

Total identifiable intangible assets			17,326
Goodwill			19,678	(b)
Other assets			575
Liabilities			(19,041)

Total purchase price (a)			$48,495

(a)	Includes $2.1 million of contingent consideration paid between July and December 2012 based on the collection of specific third-party revenue.
(b)	Includes $0.5 million tax impact related to the contingent consideration.

In connection with the Nessco acquisition, the Company incurred incremental expenses for the year ended December 31, 2012 of $1.4 million related to legal, accounting and valuation services, which are reflected in general and administrative expenses.

Actual and Pro Forma Impact of the Nessco Acquisition

Nessco’s revenue and net loss included in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the year ended December 31, 2012 were as follows (in thousands):

Year Ended December 31, 2012
(in thousands)
Revenue	$23,417
Net loss	$(1,246)

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As RigNet has a fiscal year ending on December 31 and Nessco has a fiscal year ending on March 31, the unaudited pro forma combined statements of income for year ended December 31, 2011 combines the historical results of RigNet for the year ended December 31, 2011 with the historical results of Nessco for the year ended March 31, 2012.

The following table represents supplemental pro forma information as if the Nessco acquisition had occurred on January 1, 2011. Pro forma adjustments include:

•	Reverse Nessco depreciation and amortization and reporting depreciation and amortization based on estimated fair values and remaining lives of the acquired assets at the date of acquisition.

•	Adjust interest expense to recognize interest expense as if the acquisition-related debt of RigNet had been outstanding at January 1, 2011.

•	Record nonrecurring transaction costs as if they had been incurred in 2011 rather than 2012.

	Year Ended December 31,
	2012	2011
	(in thousands)
Revenue	$191,261	$162,270
Expenses	177,938	153,929

Net income from continuing operations	$13,323	$8,341

Net income from continuing operations attributable to RigNet, Inc. common stockholders	$13,184	$8,107

Net income per share from continuing operations attributable to RigNet, Inc. common stockholders:
Basic	$0.85	$0.53

Diluted	$0.77	$0.48

Note 5—Goodwill and Intangibles

Goodwill

Goodwill consists of amounts recognized from the acquisitions of LandTel, included in the Americas reporting segment, and OilCamp and Nessco, included in the Europe/Africa reporting segment. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquirees and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2012 and 2011 are as follows:

	Americas	Europe/Africa	Total
		(in thousands)
Balance, January 1, 2011	$10,893	$2,948	$13,841
Foreign currency translation	—	(45)	(45)

Balance, December 31, 2011	10,893	2,903	13,796
Nessco acquisition	—	19,678	19,678
Foreign currency translation	—	1,015	1,015

Balance, December 31, 2012	$10,893	$23,596	$34,489

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel, OilCamp and Nessco acquisitions, as well as brand name, backlog and covenants not to compete acquired as part of the Nessco acquisition. Intangibles also includes internal-use software. The following table reflects intangibles activities for the years ended December 31, 2012 and 2011:

	Brand Name	Covenant Not To Compete	Backlog	Customer Relation- ships	Software	Total
		(in thousands, except estimates lives)
Intangibles acquired	$—	$—	$—	$9,778	$1,375	$11,153
Accumulated amortization and foreign currency translation, January 1, 2011	—	—	—	(3,886)	(501)	(4,387)

Balance, January 1, 2011	—	—	—	5,892	874	6,766
Additions	—	—	—	—	270	270
Amortization expense	—	—	—	(904)	(286)	(1,190)
Foreign currency translation	—	—	—	(14)	17	3

Balance, December 31, 2011	—	—	—	4,974	875	5,849
Additions	4,353	151	1,116	11,706	135	17,461
Amortization expense	(317)	(46)	(341)	(1,772)	(328)	(2,804)
Foreign currency translation	173	5	38	523	(4)	735

Balance, December 31, 2012	$4,209	$110	$813	$15,431	$678	$21,241

Weighted average estimated lives (years)	7.0	1.7	1.7	7.9	5.0

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2013	$4,235
2014	3,577
2015	3,390
2016	3,229
2017	3,229
Thereafter	3,581

$21,241

Note 6—Property and Equipment

Property and equipment consists of the following:

	Estimated Lives	December 31,
		2012	2011
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$114,000	$88,288
Furniture and other	5 - 7	6,817	5,473
Building	10	4,576	—
Land	—	1,463	—

		126,856	93,761
Less: Accumulated depreciation		(80,206)	(61,106)

		$46,650	$32,655

Depreciation expense associated with property and equipment was $14.7 million, $13.4 million and $13.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 7—Long-Term Debt

As of December 31, 2012 and 2011, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2012	2011
	(in thousands)
Term loan, net of unamortized deferred financing costs	$61,184	$23,454
Equipment notes	109	66

	61,293	23,520
Less: Current maturities of long-term debt	(9,422)	(8,735)

	$51,871	$14,785

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million and extending the maturity of the loan from May 2014 to July 2017.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.25% to 3.50%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the years ended December 31, 2012, 2011 and 2010 were 3.3%, 4.0% and 5.1%, respectively, with an interest rate of 3.5% at December 31, 2012.

The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2012, the Term Loan had outstanding principal of $61.7 million.

Revolving Loans

Under the amended and restated credit agreement dated July 2, 2012, The Company secured a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. As of December 31, 2012, no draws have been made on the facility.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet Inc., secured a performance bond facility with a lender in the amount of £4.0 million. Interest of 1.5% per annum is paid quarterly on the utilized portion of the facility. This facility has a maturity date of June 30, 2017. As of December 31, 2012, the amount available under this facility was £3.5 million. These performance bonds also require the Company to maintain restricted cash balances to collateralize these outstanding performance bonds. As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2012 and 2011, the Company believes it was in compliance with all covenants.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2012 and 2011, deferred financing cost amortization of $0.1 million is included in interest expense in the Company’s consolidated financial statements.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2013	$9,422
2014	9,389
2015	9,387
2016	9,410
2017	23,685

Total debt, including current maturities	$61,293

Note 8—Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the years ended December 31, 2012, 2011 and 2010 were $1.5 million, $0.6 million and $0.6 million, respectively, for services performed by the Company in the ordinary course of business.

Note 9—Fair Value Measurements

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

•

Preferred Stock Derivatives — All preferred stock derivatives were settled immediately prior to the Company’s IPO in December 2010 (see Note 2—“Initial Public Offering, Preferred Stock and Warrants”). Prior to settlement, all preferred stock derivatives were reported at approximate fair value based upon unobservable (Level 3) inputs.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

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

The Company had no derivatives as of December 31, 2012, 2011 or 2010. Derivatives not designated as hedging instruments as of December 31, 2009 consisted of preferred stock conversion and redemption rights of $30.4 million, which were accounted for at fair value based on level 3 inputs. The fair value of preferred stock derivative liabilities classified as Level 3 changed as follows during 2010:

Year Ended December 31, 2010
(in thousands)
Balance, January 1, 2010	$30,446
Unrealized (gains) losses included in earnings	17,190
Derivative related to preferred stock dividends	2,108
Conversion of preferred stock	(49,744)

Balance, December 31, 2010	$—

Dividends were paid on Series B and C Preferred stock in the form of additional shares, each with conversion rights, which are bifurcated and reported at fair value (see Note 2—“Initial Public Offering, Preferred Stock and Warrants”). The Level 3 amounts representing the change in fair value of derivatives included in the Company’s consolidated financial statements for the year ended December 31, 2010, was $(17.2) million.

The Company’s non-financial assets, such as goodwill, intangibles and property and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 10—Commitments and Contingencies

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2017. The Company recognized expense under operating leases of $2.1 million, $1.5 million and $1.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, future minimum lease obligations were as follows (in thousands):

2013	$2,186
2014	790
2015	498
2016	109
2017	45

$3,628

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of December 31, 2012, the Company had the following commercial commitments related to satellite and network services (in thousands):

2013	$19,714
2014	9,295
2015	4,400
2016	2,033
2017	1,035

$36,477

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Taxes

The Internal Revenue Service (IRS) is in the final stages of performing an audit of the Company’s 2010 income tax return. The Company has not received the final assessment from the IRS but expects the audit and, if necessary, the appeals process will be complete within the next twelve months. The Company does not believe that the final settlement will have a material change to our financial position or results of operations for the year ended December 31, 2012. RigNet does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Note 11—Stock-Based Compensation

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

During the year ended December 31, 2012, the Company granted 130,723 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Plan. Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 95,466 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 35,257 shares, generally either vest immediately or vest over a two year period of continued service, with 50% of shares vesting on each of the first two anniversaries of the grant date. As of December 31, 2012, 51,811 shares of restricted stock have vested, 18,273 shares of restricted stock have been forfeited and 204,749 shares of restricted stock were outstanding.

During the year ended December 31, 2012, the Company also granted 215,563 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $17.08, a contractual term of ten years and vest over a four year period of continued employment, with 25% of options vesting on each of the first four anniversaries of the grant date.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2012, the Company has issued 981,125 options under the 2006 Plan, of which 152,568 options have been exercised, 207,811 options have been returned or forfeited and 620,746 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

2001 Stock Option Plan

The 2001 Performance Stock Option Plan (2001 Plan) was authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. Options granted under the 2001 Plan vest either (a) over a four-year term, with 25.0% of the options vesting on each of the first four anniversary dates of the grant or (b) over a three-year term, with 25.0% of the options vesting 30 days after the grant date and 25.0% vesting on each of the first three anniversary dates of the grant. Vested options, which have not been forfeited, are exercisable in whole or in part during the option term, which does not exceed ten years. The 2001 Plan authorized the issuance of 0.6 million options. As of December 31, 2012, the Company has issued 130,967 options under the 2001 Plan, of which 102,057 options have been exercised, 22,660 options have been returned and 6,250 options are outstanding. The Company will issue no additional options under the 2001 Plan as the Company’s Board of Directors has resolved to freeze the 2001 Plan.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Share Appreciation Rights (SARs)

In August 2006, in connection with RigNet’s acquisition of LandTel, LandTel issued a total of 9,676 share appreciation rights to certain employees, using a baseline share price of $100.00 per share. Since August 2006, 4,838 SARs have been forfeited. During 2011, share appreciation on the remaining 4,838 SARs resulted in an increase in the value of the SARs of $0.5 million which was recognized to compensation expense. For the years ended December 31, 2010, the fair value of SARs was less than $0.1 million.

During 2012, all remaining SARs were exercised and cash totaling $0.5 million was paid to the employees holding the SARs. No SARs were outstanding as of December 31, 2012. No other SARs have been issued by the Company other than those issued by LandTel in August 2006. The Company has not issued nor does it currently have plans to issue any additional SARs or any other awards which would be classified as a liability awards or settled in cash.

There are no dividends related to stock options, restricted stock, SARs or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $1.5 million and $0.4 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012 and 2011, there were $4.6 million and $3.0 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest, under the 2010 Plan, the 2006 Plan and the 2001 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

The assumptions used for grants made in the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	50%	50%	58%
Expected term (in years)	7	7	4
Risk-free interest rate	2.8%	2.8%	2.7%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2012, 2011 and 2010 was $9.45, $9.73 and $3.92, respectively.

The fair value of each restricted stock award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of restricted stock granted, per share, for the year ended December 31, 2012 and 2011 was $17.02 and $18.21, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	976	$9.36	810	$7.13	743	$6.79
Granted	216	$17.08	208	$17.99	137	$8.48
Exercised	(144)	$6.22	(14)	$5.54	(17)	$0.57
Forfeited	(31)	$14.88	(28)	$11.35	(53)	$7.85
Expired	—	$—	—	$—	—	$—

Balance, December 31,	1,017	$11.27	976	$9.36	810	$7.13

Exercisable, December 31,	589	$8.21	588	$7.12	416	$6.92

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Intrinsic value of options exercised	$2,566	$240	$197
Fair value of options vested	$738	$435	$332

The following table summarizes the Company’s restricted stock activity as of and for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Balance, January 1,	135	—
Granted	131	144
Vested	(52)	—
Forfeited	(9)	(9)

Balance, December 31,	205	135

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2012, 2011 and 2010 was 7.0 years. At December 31, 2012 equity awards vested and expected to vest totaled 1.1 million with awards available for grant of approximately 2.4 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following is a summary of changes in unvested equity awards, including stock options and restricted stock, as of and for the years ended December 31, 2012, 2011 and 2010:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2010	456	$2.14
Granted	137	$3.91
Vested	(167)	$1.99
Forfeited	(32)	$2.06

Unvested equity awards, December 31, 2010	394	$2.82
Granted	352	$13.20
Vested	(189)	$2.31
Forfeited	(38)	$9.09

Unvested equity awards, December 31, 2011	519	$9.59
Granted	347	$12.48
Vested	(192)	$8.67
Forfeited	(36)	$10.04

Unvested equity awards, December 31, 2012	638	$11.41

Note 12—Income (Loss) per Share

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net income (loss) attributable to RigNet, Inc. stockholders	$11,882	$9,518	$(15,593)
Less: Dividends accrued on preferred stock	—	—	1,056
Less: Derivatives related to preferred stock dividends (See Note 9 - Fair Value Measurements)	—	—	2,108
Less: Adjustment to redeemable, non-controlling interest redemption value (See Note 4—Acquisitions)	—	—	50

Net income (loss) attributable to RigNet, Inc. common stockholders	$11,882	$9,518	$(18,807)

Weighted average shares outstanding, basic	15,591	15,387	5,571
Effect of dilutive securities	1,426	1,427	—

Weighted average shares outstanding, diluted	17,017	16,814	5,571

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

All equivalent units were anti-dilutive for the year ended December 31, 2010. Anti-dilutive share equivalents excluded from the earnings per share computations totaled 4.8 million or the year ended December 31, 2010 and related to outstanding preferred shares, options and warrants.

Note 13—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics.

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

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The Company’s business segment information as of and for the years ended December 31, 2012, 2011 and 2010 is presented below. Prior year information has been recast to conform to the current year presentation.

	Americas	Europe/Africa	MEAP	Corporate and Eliminations	Consolidated Total
	(in thousands)
2012
Revenue	$49,881	$65,205	$46,583	$—	$161,669
Cost of revenue (excluding depreciation and amortization)	22,598	37,385	17,113	3,975	81,071
Depreciation and amortization	7,409	5,073	5,010	42	17,534
Selling, general and administrative	7,385	7,559	4,331	20,990	40,265

Operating income (loss)	$12,489	$15,188	$20,129	$(25,007)	$22,799

Total assets	88,152	115,649	42,157	(30,026)	215,932
Capital expenditures	9,122	3,623	8,197	141	21,083
2011
Revenue	$41,517	$34,371	$33,784	$(317)	$109,355
Cost of revenue (excluding depreciation and amortization)	20,484	13,168	12,335	2,658	48,645
Depreciation and amortization	6,743	3,053	4,968	(180)	14,584
Selling, general and administrative	7,894	5,411	3,558	12,373	29,236

Operating income (loss)	$6,396	$12,739	$12,923	$(15,168)	$16,890

Total assets	86,155	33,215	34,311	(12,759)	140,922
Capital expenditures	10,505	3,734	5,281	247	19,767
2010
Revenue	$31,857	$31,490	$29,900	$(326)	$92,921
Cost of revenue (excluding depreciation and amortization)	15,861	12,545	11,470	2,603	42,479
Depreciation and amortization	7,096	3,080	4,940	(133)	14,983
Selling, general and administrative	4,944	3,279	3,553	11,083	22,859

Operating income (loss)	$3,956	$12,586	$9,937	$(13,879)	$12,600

Total assets	80,163	26,643	18,372	4,607	129,785
Capital expenditures	6,479	2,448	4,083	81	13,091

The following table presents revenue earned from both our domestic and international operations for the years ended December 31, 2012, 2011 and 2010. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of our customer base and the services we render, we work closely with our customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic	$36,937	$35,023	$25,957
International	124,732	74,332	66,964

Total	$161,669	$109,355	$92,921

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

The following table presents long-lived assets for both our domestic and international operations as of December 31, 2012 and 2011.

	December 31,
	2012	2011
	(in thousands)
Domestic	$28,412	$26,580
International	73,968	25,720

Total	$102,380	$52,300

Note 14—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$14	$(137)	$—
State	275	98	9
Foreign	6,564	5,994	3,727

Total current	6,853	5,955	3,736

Deferred:
Federal	2,371	1,220	3,046
State	—	(60)	157
Foreign	(491)	(613)	1,730

Total deferred	1,880	547	4,933

Income tax expense	$8,733	$6,502	$8,669

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income (loss) before income taxes:
United States	$(5,936)	$(5,799)	$(25,314)
Foreign	26,690	22,053	18,707

	$20,754	$16,254	$(6,607)

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States statutory federal income tax rate	$7,264	$5,689	$(2,312)
Non-deductible expenses	596	491	910
Non-deductible financial expenses	—	—	6,016
U.S. tax on foreign earnings, net of tax credits	(4,235)	(32)	5,376
Changes in valuation allowances	4,679	1,004	(2,927)
Tax credits	(39)	(137)	(1,081)
State taxes	334	38	(163)
Effect of operating in foreign jurisdictions	(599)	(984)	(1,471)
Non-controlling interest in U.S. subsidiary	—	—	(95)
Changes in prior year estimates	(283)	(253)	(88)
Changes in uncertain tax benefits	1,023	735	4,918
Revisions of deferred tax accounts	(144)	(143)	(517)
Other	137	(94)	103

Income tax expense	$8,733	$6,502	$8,669

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$173	$98
Federal, state and foreign tax credits	9,052	7,368
Depreciation and amortization	5,899	6,365
Allowance for doubtful accounts	657	759
Accruals not currently deductible	186	335
Stock-based compensation	391	438
Other	17	43
Valuation allowance	(10,571)	(5,769)

Total deferred tax assets	5,804	9,637

Deferred tax liabilities:
Depreciation and amortization	(4,113)	(565)
Tax on foreign earnings	(564)	(5,001)
Other	(48)	(33)

Total deferred tax liabilities	(4,725)	(5,599)

Net deferred tax assets	$1,079	$4,038

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

At December 31, 2012, on an as filed basis, the Company had a federal net operating loss carry forward of $1.0 million which will expire in varying amounts beginning in 2029, state net operating loss carry forwards of approximately $1.4 million which will expire in varying amounts beginning in 2024, and foreign net operating losses of $0.2 million of which can be carried forward for an unlimited period. As of December 31, 2012, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $2.9 million which begin expiring in varying amounts in 2018. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2012, a valuation allowance of $10.6 million had been recorded for primarily US federal deferred tax assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits, of $0.6 million have been provided on the Qatar subsidiary for which the undistributed earnings as of December 31, 2012, were no longer considered permanently reinvested due to non-controlling ownership issues. In December of 2012, the Company restructured its foreign legal entities. This restructuring provides the Company with a vehicle whereby cash may be moved amongst the foreign entities efficiently. Therefore, all other foreign subsidiaries’ undistributed earnings are considered permanently reinvested and the Company removed any deferred tax liability previously recognized. As of December 31, 2012, the Company has not recognized $10.8 million in U.S. federal deferred taxes, net of foreign tax credits.

Because the Company has asserted that all foreign undistributed earnings, excluding Qatar’s earnings, are permanently reinvested, no provision is recorded for the deferred tax liability related to other comprehensive income.

During 2010, the Company acquired the remaining non-controlling interest of LandTel. At the time of the acquisition in 2010, the Company recorded $4.2 million of deferred tax asset and related valuation allowance to additional paid in capital. This entry was necessary to account for the book versus tax basis difference in the assets as a result of the acquisition.

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2012, no amount has been included in the income tax payable accounts. In 2011, the Company included $0.1 million in the income tax payable account. The amount included in income tax expense not related to uncertain tax benefits for the year ending December 31, 2012, is $(0.1) million.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2012, 2011 and 2010, the Company’s uncertain tax benefits totaling $18.0 million, $14.1 million and $11.3 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance, January 1,	$10,730	$9,110	$7,110
Additions for the current year tax	1,863	1,548	1,394
Additions related to prior years	386	2,884	2,453
Reductions related to settlements with taxing authorities	—	(1,664)	—
Reductions related to lapses in statue of limitations	(130)	(173)	—
Reductions related to prior years	(686)	(975)	(1,847)

Balance, December 31,	$12,163	$10,730	$9,110

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

As of December 31, 2012, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $12.1 million. In addition, as of December 31, 2012, the Company has recorded related assets, net of a valuation allowance of $4.1 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, 2011 and 2010, the Company has accrued penalties and interest of approximately $5.9 million, $4.6 million and $3.5 million, respectively. The Company has recognized $1.2 million, $1.1 million and $1.6 million of interest and penalties in income tax expense for the years ended December 31, 2012, 2011 and 2010, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Due to net operating losses, all of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2002.

The Internal Revenue Service (IRS) is in the final stages of performing an audit of the Company’s 2010 income tax return. The Company has not received the final assessment from the IRS but expects the audit and, if necessary, the appeals process will be complete within the next twelve months. The Company does not believe that the final settlement will have a material change to our financial position or results of operations for the year ended December 31, 2012. RigNet does not anticipate significant changes in the remaining unrecognized tax benefits within the next twelve months.

Note 15 – Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2012 and 2011 are as follows:

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$31,210	$33,240	$47,939	$49,280
Operating income	$4,898	$4,683	$6,933	$6,285
Net income	$2,494	$2,861	$3,173	$3,493
Net income attributable to RigNet, Inc. common stockholders	$2,412	$2,853	$3,238	$3,379
Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.16	$0.18	$0.21	$0.22

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.14	$0.17	$0.19	$0.20

Weighted average shares outstanding, basic	15,464	15,566	15,647	15,680

Weighted average shares outstanding, diluted	16,948	16,977	17,104	17,151

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

	2011 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$24,467	$26,197	$28,905	$29,786
Operating income	$3,054	$4,373	$5,083	$4,380
Net income	$23	$2,201	$5,475	$2,053
Net income (loss) attributable to RigNet, Inc. common stockholders	$(25)	$2,120	$5,451	$1,972
Net income per share attributable to RigNet, Inc. common stockholders, basic	$—	$0.14	$0.35	$0.13

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$—	$0.13	$0.32	$0.12

Weighted average shares outstanding, basic	15,241	15,420	15,443	15,443

Weighted average shares outstanding, diluted	15,241	16,894	16,840	16,822

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s registration statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

4.2	Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.3+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.4+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.5+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.6	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.7+	Employment Agreement between the Registrant and Mark Slaughter dated February 20, 2012 (filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2011, and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Martin Jimmerson dated August 15, 2007, as amended (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Jim Crenshaw dated December 28, 2012

10.10+	Employment Agreement between the Registrant and Morten Hansen dated February 8, 2013

10.11	Credit Agreement dated as of May 29, 2009 among RigNet, Inc., Bank of America Bank N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.12	First Amendment to Credit Agreement dated as of June 10, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.13	Second Amendment to Credit Agreement dated as of August 19, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.14	Employment Agreement between the Registrant and William Sutton dated May 18, 2010, as amended (filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.15	Employment Agreement between the Registrant and Hector Maytorena dated May 18, 2010, as amended (filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.16	Third Amendment to Credit Agreement dated as of November 9, 2010 among RigNet, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.17	First Amended and Restated Credit Agreement, dated as of July 2, 2012 by and among RigNet, Inc. and Bank of America, N.A., among others (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012, and incorporated herein by reference)

10.18	Lease Agreement between RigNet Inc., a Texas corporation, and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended

10.19	Pledge and Assignation Over Accounts between Nessco Invsat, Ltd. And Clydesdale Bank PLC dated September 28, 2012

21.1	Subsidiaries of RigNet, Inc.

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of IHS Petrodata, Inc. dated March 6, 2013

99.2	Consent of Spears & Associates, Inc. dated March 5, 2013

+	Indicates management contract or compensatory plan.