Form 10-Q
period 2013-03-31
RigNet, Inc.
filed 2013-05-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

At April 30, 2013, there were outstanding 15,915,005 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$54,716	$59,744
Restricted cash	1,190	987
Accounts receivable, net	40,194	40,028
Prepaid expenses and other current assets	9,140	6,214

Total current assets	105,240	106,973
Property and equipment, net	48,857	46,650
Restricted cash	1,265	1,809
Goodwill	33,013	34,489
Intangibles, net	19,264	21,241
Deferred tax and other assets	5,145	4,770

TOTAL ASSETS	$212,784	$215,932

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,396	$11,763
Accrued expenses	8,955	8,686
Current maturities of long-term debt	9,425	9,422
Income taxes payable	4,984	5,520
Deferred revenue	3,797	6,774

Total current liabilities	40,557	42,165
Long-term debt	49,510	51,871
Deferred revenue	258	302
Deferred tax liability	1,367	1,645
Other liabilities	18,758	17,977

Total liabilities	110,450	113,960

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2013 or December 31, 2012	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 15,845,921 and 15,701,615 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	16
Additional paid-in capital	121,331	120,050
Accumulated deficit	(17,305)	(21,040)
Accumulated other comprehensive income (loss)	(1,762)	2,829

Total stockholders’ equity	102,280	101,855
Non-redeemable, non-controlling interest	54	117

Total equity	102,334	101,972

TOTAL LIABILITIES AND EQUITY	$212,784	$215,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Revenue	$52,818	$31,210

Expenses:
Cost of revenue (excluding depreciation and amortization)	29,122	14,181
Depreciation and amortization	4,969	3,928
Selling and marketing	787	658
General and administrative	11,760	7,545

Total expenses	46,638	26,312

Operating income	6,180	4,898
Other income (expense):
Interest expense	(507)	(187)
Other income (expense), net	614	(74)

Income before income taxes	6,287	4,637
Income tax expense	(2,512)	(2,143)

Net income	3,775	2,494
Less: Net income attributable to
Non-redeemable, non-controlling interest	40	82

Net income attributable to RigNet, Inc. stockholders	$3,735	$2,412

COMPREHENSIVE INCOME (LOSS)
Net income	$3,775	$2,494
Foreign currency translation	(4,591)	1,113

Comprehensive income (loss)	(816)	3,607
Less: Comprehensive income attributable to non-controlling interest	40	82

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$(856)	$3,525

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$3,735	$2,412

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.24	$0.16

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.22	$0.14

Weighted average shares outstanding, basic	15,759	15,464

Weighted average shares outstanding, diluted	17,327	16,948

The accompanying notes are an integral part of the condensed consolidated financial statements .

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$3,775	$2,494
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	4,969	3,928
Stock-based compensation	817	581
Amortization of deferred financing costs	38	16
Deferred taxes	(250)	874
(Gain) loss on sales of property and equipment, net of retirements	41	(50)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,077)	1,479
Prepaid expenses and other assets	(3,352)	(2,645)
Accounts payable	886	1,248
Accrued expenses	(80)	(905)
Deferred revenue	(2,690)	(256)
Other liabilities	813	976

Net cash provided by operating activities	3,890	7,740

Cash flows from investing activities:
Additional payment for acquisition of Nessco	(85)	—
Capital expenditures	(5,571)	(7,067)
Proceeds from sales of property and equipment	50	165
Decrease in restricted cash	341	—

Net cash used in investing activities	(5,265)	(6,902)

Cash flows from financing activities:
Proceeds from issuance of common stock	464	34
Subsidiary distributions to non-controlling interest	(103)	(90)
Repayments of long-term debt	(2,396)	(2,197)

Net cash used in financing activities	(2,035)	(2,253)

Net decrease in cash and cash equivalents	(3,410)	(1,415)

Cash and cash equivalents:
Balance, January 1,	59,744	53,106
Changes in foreign currency translation	(1,618)	1,113

Balance, March 31,	$54,716	$52,804

Supplemental disclosures:
Income taxes paid	$3,232	$1,446
Interest paid	$479	$168
Non-cash investing—capital expenditures accrued	$2,760	$1,165

The accompanying notes are an integral part of the condensed consolidated financial statements .

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total	Non-Redeemable,
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, December 31, 2011	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385
Issuance of common stock upon the exercise of stock options	5	—	34	—	—	34	—	34
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	76	1	(81)	—	—	(80)	—	(80)
Stock-based compensation	—	—	581	—	—	581	—	581
Foreign currency translation	—	—	—	—	1,113	1,113	—	1,113
Non-controlling owner distributions	—	—	—	—	—	—	(90)	(90)
Net income	—	—	—	2,412	—	2,412	82	2,494

Balance, March 31, 2012	15,522	$16	$117,274	$(30,510)	$503	$87,283	$154	$87,437

Balance, December 31, 2012	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972
Issuance of common stock upon the exercise of stock options	66	—	464	—	—	464	—	464
Issuance of restricted common stock, net of share cancellations	78	—	—	—	—	—	—	—
Stock-based compensation	—	—	817	—	—	817	—	817
Foreign currency translation	—	—	—	—	(4,591)	(4,591)	—	(4,591)
Non-controlling owner distributions	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	3,735	—	3,735	40	3,775

Balance, March 31, 2013	15,846	$16	$121,331	$(17,305)	$(1,762)	$102,280	$54	$102,334

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the “Company”) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2012 for information regarding the Company’s accounting policies.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The Company adopted ASU 2012-02 as of January 1, 2013. The adoption of ASU 2012-02 did not have any impact on the Company’s condensed consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update amends Accounting Standards Updates Nos. 2011-05 and 2011-12. This update requires the presentation of the components of amounts reclassified out of accumulated other comprehensive income either on the face the statement of income or in the notes to the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013. The adoption of ASU 2013-02 did not have any impact on the Company’s condensed consolidated financial statements.

Note 2 – Business Combination

On July 5, 2012, RigNet acquired 100% of Nessco Group Holdings Ltd. (Nessco), an Aberdeen-based international company operating in the field of telecommunications systems integration for the oil and gas industry, for an aggregate purchase price of $42.6 million, net of cash acquired of $6.0 million. The purchase price includes $2.2 million of payments made under a $2.5 million contingent consideration arrangement, based on the collection of specific third-party receivables. This acquisition broadens and strengthens RigNet’s communications offerings to the oil and gas industry, allowing the Company to provide its services over the life of the field from drilling through production, both offshore and onshore, around the globe.

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

The goodwill of $19.7 million, arising from the acquisition, consists largely of the synergies and other benefits that the Company believes will result from combining the operations of the Company and Nessco, as well as, other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Nessco, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Europe /Africa reporting segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average
	Estimated Useful
	Life (Years)	Fair Market Values
		(in thousands)
Current assets			$22,298	(a)(b)
Property and equipment			7,744
Identifiable intangible assets:
Trade name	7.0	$4,353
Covenant not to compete	1.7	151
Backlog	1.7	1,116
Customer relationships	7.0	11,706

Total identifiable intangible assets			17,326
Goodwill			19,678	(b)
Other assets			575
Liabilities			(19,041)

Total purchase price			$48,580	(a)

(a)	Includes $2.2 million of contingent consideration paid between July 2012 and March 2013 based on the collection of specific third-party revenue.
(b)	Includes $0.5 million tax impact related to the contingent consideration.

For the three months ended March 31, 2013, Nessco contributed $16.8 million of revenue and $1.4 million of net income which are included in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR and prime resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2013 or 2012. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2012. This 2012 test resulted in no impairment. No impairment indicators have been identified through March 31, 2013. As of March 31, 2013 and December 31, 2012, goodwill was $33.0 million and $34.5 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp and Nessco acquisitions), as well as trade name, covenant not-to-compete and backlog (acquired as part of the Nessco acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of March 31, 2013. During the three months ended March 31, 2013 and 2012, the Company recognized amortization expense of $1.1 million and $0.3 million, respectively.

The following table sets forth amortization expense of intangibles for the remainder of 2013 and the following five years (in thousands):

2013	$3,025
2014	3,420
2015	3,242
2016	3,089
2017	3,089
Thereafter	3,399

$19,264

Note 5 – Restricted Cash

As of March 31, 2013, the Company had restricted cash of $1.2 million and $1.3 million, in current and long-term assets, respectively. As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of March 31, 2013 and December 31, 2012, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2013	2012
	(in thousands)
Term loan, net of unamortized deferred financing costs	$58,851	$61,184
Equipment notes	84	109

	58,935	61,293
Less: Current maturities of long-term debt	(9,425)	(9,422)

	$49,510	$51,871

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million and extending the maturity of the loan from May 2014 to July 2017. Additionally, in March 2013 the Company amended the Term Loan to bear an interest rate of LIBOR plus a margin ranging from 2.0% to 3.0%, previously 2.25% to 3.5%; based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement.

Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three months ended March 31, 2013 was 3.1%, with an interest rate of 2.7% at March 31, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2013, the Term Loan had outstanding principal of $59.3 million.

Revolving Loans

Under the amended and restated credit agreement dated July 2, 2012, the Company secured a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. As of March 31, 2013, no draws have been made on the facility.

Performance Bonds

Prior to acquisition, NesscoInvsat Limited, had performance bonds for Nessco’s systems integration projects which are currently outstanding and require the Company to maintain restricted cash balances to collateralize these bonds. As of March 31, 2013, the Company had restricted cash of $1.2 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

On September 14, 2012, the Company, entered into an additional performance bond facility with a lender in the amount of £4.0 million, or $6,1 million. Interest of 1.5% per annum is paid quarterly on the utilized portion of the facility. This facility has a maturity date of June 30, 2017. As of March 31, 2013, the amount available under this facility was £3.2 million, or $4.9 million.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2013 and December 31, 2012, the Company believes it was in compliance with all covenants.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, as of March 31, 2013 (in thousands):

2013	$7,090
2014	9,363
2015	9,387
2016	9,410
2017	23,685

Total debt, including current maturities	$58,935

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 8 – Income Taxes

The Company’s effective income tax rate was 40.0% and 46.2% for the three months ended March 31, 2013 and 2012, respectively. Effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by tax benefits resulting from the strategic legal entity restructuring completed in December 2012.

The Company has computed the provision for taxes for both periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company and the Internal Revenue Service agreed to the final assessments related to an audit of the Company’s 2010 income tax return in March of 2013. The final settlement did not have a material change to the Company’s financial position or results of operations for the three months ended March 31, 2013.

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2013, the Company granted 84,166 shares of restricted stock to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares granted vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

During the three months ended March 31, 2013, the Company also granted 227,475 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $19.96, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the three months ended March 31, 2013 and 2012, were as follows:

	Three Months Ended March 31,
	2013	2012
Expected volatility	50%	50%
Expected term (in years)	7	7
Risk-free interest rate	1.3%	2.8%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2013 and 2012 was $11.11 and $9.45 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2013 and 2012 was $0.8 million and $0.6 million, respectively. As of March 31, 2013, there was $5.9 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.8 years.

Note 10 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended March 31, 2013 and 2012 was $0.4 million and $0.1 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

Note 11 – Income per Share

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

For the three months ended March 31, 2013 and 2012, 1,568,917 and 1,483,806 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Commitments and Contingencies

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Regulatory Matter

RigNet’s internal compliance program has recently detected potential violations of U.S. sanctions regulations by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC. The Company is cooperating with OFAC with respect to resolution of the matter.

The Company incurred legal expenses of $0.3 million in connection with the investigation as of March 31, 2013. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

Based on the information available at this time and management’s understanding of the potential sanctions, the Company currently estimates that it may incur penalties associated with these potential violations within a range of $0.8 million to $1.5 million. The Company has accrued an estimated liability of $0.8 million as management believes this is the most probable outcome. This estimate is based on RigNet’s internal investigation and no assurance can be given as to what, if any, penalties OFAC will impose or whether it will identify or allege additional violations or remedies.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2017. For the three months ended March 31, 2013 and 2012, the Company recognized expense under operating leases of $0.7 million and $0.4 million, respectively. As of March 31, 2013, future minimum lease obligations for the remainder of 2013 and future year were as follows (in thousands):

2013	$1,455
2014	790
2015	498
2016	109
2017	45

$2,897

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of March 31, 2013, the Company had the following commercial commitments related to satellite and network services (in thousands):

2013	$15,962
2014	10,422
2015	4,803
2016	1,980
2017	1,053

$34,220

Note 13—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet’s business consists of three reportable segments:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business segment information as of and for the three months ended March 31, 2013 and 2012, is presented below. Prior year information has been recast to conform to the current year presentation.

	Three Months Ended March 31, 2013
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
	(in thousands)
Revenue	$12,415	$27,572	$12,831	$-	$52,818
Cost of revenue (excluding depreciation and amortization)	5,281	17,522	5,008	1,311	29,122
Depreciation and amortization	1,794	1,746	1,282	147	4,969
Selling, general and administrative	1,677	2,536	1,117	7,217	12,547

Operating income (loss)	$3,663	$5,768	$5,424	$(8,675)	$6,180

Total assets	94,425	143,878	44,802	(70,321)	212,784
Capital expenditures	2,725	1,454	2,375	93	6,647

	Three Months Ended March 31, 2012
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
	(in thousands)
Revenue	$11,843	$9,513	$9,854	$-	$31,210
Cost of revenue (excluding depreciation and amortization)	5,666	3,773	3,821	921	14,181
Depreciation and amortization	1,880	741	1,301	6	3,928
Selling, general and administrative	1,639	871	950	4,743	8,203

Operating income (loss)	$2,658	$4,128	$3,782	$(5,670)	$4,898

Total assets	86,140	37,641	36,879	(17,760)	142,900
Capital expenditures	3,059	775	2,187	-	6,021

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2013 and 2012. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Domestic	$7,736	$8,737
International	45,082	22,473

Total	$52,818	$31,210

The following table presents long-lived assets for the Company’s domestic and international operations as of March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(in thousands)
Domestic	$35,978	$28,412
International	65,156	73,968

Total	$101,134	$102,380

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, we operate three reportable business segments based on geographic location:

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Revenue	$52,818	$31,210

Expenses:
Cost of revenue (excluding depreciation and amortization)	29,122	14,181
Depreciation and amortization	4,969	3,928
Selling and marketing	787	658
General and administrative	11,760	7,545

Total expenses	46,638	26,312

Operating income	6,180	4,898
Other income (expense), net	107	(261)

Income before income taxes	6,287	4,637
Income tax expense	(2,512)	(2,143)

Net income	3,775	2,494
Less: Net income attributable to non-controlling interests	40	82

Net income attributable to RigNet, Inc. stockholders	$3,735	$2,412

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$23,696	$17,029
Adjusted EBITDA	$12,621	$9,283

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Americas:
Revenue	$12,415	$11,843
Cost of revenue (excluding depreciation and amortization)	5,281	5,666

Gross Profit (non-GAAP measure)	7,134	6,177
Depreciation and amortization	1,794	1,880
Selling, general and administrative	1,677	1,639

Americas operating income	$3,663	$2,658

Europe/Africa:
Revenue	$27,572	$9,513
Cost of revenue (excluding depreciation and amortization)	17,522	3,773

Gross Profit (non-GAAP measure)	10,050	5,740
Depreciation and amortization	1,746	741
Selling, general and administrative	2,536	871

Europe/Africa operating income	$5,768	$4,128

Middle East/Asia Pacific:
Revenue	$12,831	$9,854
Cost of revenue (excluding depreciation and amortization)	5,008	3,821

Gross Profit (non-GAAP measure)	7,823	6,033
Depreciation and amortization	1,282	1,301
Selling, general and administrative	1,117	950

Middle East/Asia Pacific operating income	$5,424	$3,782

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2013 and 2012

Revenue. Revenue increased by $21.6 million, or 69.2%, to $52.8 million for the three months ended March 31, 2013 from $31.2 million for the three months ended March 31, 2012. This increase includes $16.8 million of revenue contributed by Nessco during the three months ended March 31, 2013 and is included in the Europe/Africa segment. Exclusive of Nessco, the revenue increased in each of our reportable segments. Americas revenue increased $0.6 million, or 4.8%, Europe/Africa revenue increased $1.3 million, or 13.1% and MEAP revenue increased $3.0 million, or 30.2%. These increases are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $14.9 million to $29.1 million for the three months ended March 31, 2013 from $14.2 million for the three months ended March 31, 2012. This increase includes $12.9 million of costs incurred by Nessco during the three months ended March 31, 2013. Exclusive of Nessco, cost of revenue increased by $2.0 million, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades.

Gross Profit (excluding depreciation and amortization) increased by $6.7 million, or 39.2%, to $23.7 million for the three months ended March 31, 2013 from $17.0 million for the three months ended March 31, 2012. This increase includes $3.9 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco during the three months ended March 31, 2013. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 54.9%, for the three months ended March 31, 2013 compared to 54.6% for the three months ended March 31, 2012. This increase is primarily attributable to efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.1 million to $5.0 million for the three months ended March 31, 2013 from $3.9 million for the three months ended March 31, 2012. Amortization expense increased $0.8 million due to the intangibles assets purchased in the Nessco acquisition. Additionally, the continued increase in our capital expenditures, which support our growing operations, contributed to the increase.

Selling and Marketing. Selling and marketing expenses increased by $0.1 million, or 19.6%, to $0.8 million for the three months ended March 31, 2013 from $0.7 million for the three months ended March 31, 2012.

General and Administrative. General and administrative expenses increased by $4.3 million to $11.8 million for the three months ended March 31, 2013 from $7.5 million for the three months ended March 31, 2012. This increase includes $1.1 million of costs incurred by Nessco during the three months ended March 31, 2013. Excluding Nessco, general and administrative costs increased $3.2 million primarily due to increased compensation resulting from headcount additions and increased stock-based compensation, increased other professional fees and a contingent liability, and related legal costs, accrued related to potential violations of U.S. sanctions regulations (see “Regulatory Matter” section below).

Income Tax Expense. Our effective income tax rate was 40.0% and 46.2% for the three months ended March 31, 2013 and 2012, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

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

At March 31, 2013, we had working capital of $64.7 million, including cash and cash equivalents of $54.7 million, current restricted cash of $1.2 million, accounts receivable of $40.2 million and other current assets of $9.1 million, offset by $13.4 million in accounts payable, $9.0 million in accrued expenses, $9.4 million in current maturities of long-term debt, $5.0 million in tax related liabilities and $3.8 million in deferred revenue.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,744	$53,106
Net cash provided by operating activities	3,890	7,740
Net cash used in investing activities	(5,265)	(6,902)
Net cash used in financing activities	(2,035)	(2,253)
Changes in foreign currency translation	(1,618)	1,113

Cash and cash equivalents, March 31,	$54,716	$52,804

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2013 and 2012, 52.2% and 78.2% of our revenue was denominated in U.S. dollars, respectively. This increase in non-U.S. dollar denominated revenue resulted from the addition of Nessco operations which are primarily denominated in British pounds sterling.

Operating Activities

Net cash provided by operating activities was $3.9 million for the three months ended March 31, 2013 compared to $7.7 million for the three months ended March 31, 2012. The decrease in cash provided by operating activities during 2012 of $3.8 million was primarily due to the increased deferred revenue related to systems integration projects accounted for under the percentage-of-completion method and the timing of collections of our accounts receivable, offset by the increased profitability of our core operations.

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

Investing Activities

Net cash used in investing activities was $5.3 million and $6.9 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used during the three months ended March 31, 2013 includes capital expenditures of $5.6 million. We expect capital expenditures to continue to increase during 2013 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash used in financing activities was $2.0 million and $2.3 million in the three months ended March 31, 2013 and 2012, respectively. Cash used by financing activities during these periods include $2.4 million and $2.2 million of principal payments on our long-term debt, respectively.

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million, extending the maturity of the loan from May 2014 to July 2017. Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 2.00% to 3.00%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement.

Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three months ended March 31, 2013 was 3.1%, with an interest rate of 2.7% at March 31, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2013, the Term Loan had outstanding principal of $59.3 million.

The Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.35 to 1.0. At March 31, 2013, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $23.2 million (or 47.7% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $25.1 million (or 51.6% of our Adjusted EBITDA for the trailing twelve months).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Regulatory Matter

Our internal compliance program has recently detected potential violations of U.S. sanctions regulations by one of our foreign subsidiaries in connection with certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. We estimate that we received total revenue of approximately $0.1 million during the period related to the potential violations. These countries are subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to these countries. Our customers that are not based in the U.S. are not subject to the same restrictions on operating in these countries as we are, but we are prohibited from providing services or facilitating the provision of services to their rigs in transit to or while operating in a sanctioned country.

Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets. We have voluntarily self-reported the potential violations to OFAC and retained outside counsel who conducted an investigation of the matter and submitted a report to OFAC. We are cooperating with OFAC with respect to resolution of the matter.

We incurred legal expenses of $0.3 million in connection with the investigation as of March 31, 2013. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our gross profit to Gross Profit (excluding depreciation and amortization).

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Gross profit	$18,968	$13,301
Depreciation and amortization related to cost of revenue	4,728	3,728

Gross Profit (excluding depreciation and amortization)	$23,696	$17,029

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

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net income	$3,775	$2,494
Interest expense	507	187
Depreciation and amortization	4,969	3,928
(Gain) loss on sales of property and equipment, net of retirements	41	(50)
Stock-based compensation	817	581
Income tax expense	2,512	2,143

Adjusted EBITDA (non-GAAP measure)	$12,621	$9,283

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

Adjusted EBITDA increased by $3.3 million to $12.6 million for the three months ended March 31, 2013, from $9.3 million for the three months ended March 31, 2012. This increase resulted from $3.8 million of adjusted EBITDA contributed by Nessco operations offset by costs associated with head count additions and other professional fees.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2013 and 2012, 47.8% and 21.8%, respectively of our revenues were earned in non-U.S. currencies. This increase in non-U.S. dollar denominated revenue resulted from the addition of Nessco operations which are primarily denominated in British pounds sterling. At March 31, 2013 and 2012, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2013 and December 31, 2012, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2013	2012
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$589	$618
2% Decrease/increase in rate	$1,179	$1,235
3% Decrease/increase in rate	$1,768	$1,853

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 except that: our internal compliance program has identified and we have self-reported potential OFAC compliance issues involving certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. See “Part I- Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matter” of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

I tem 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 2, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws (filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

4.2	Registration Rights Agreement dated effective as of September 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1	Second Amended and Restated Credit Agreement dated effective as of March 28, 2013 by and among RigNet, Inc. and Bank of America, N.A.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

RIGNET, INC.

By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer
(Principal Financial & Accounting Officer)

Date: May 6, 2013