Form 10-Q
period 2013-06-30
RigNet, Inc.
filed 2013-08-05
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At July 31, 2013, there were outstanding 16,008,666 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$48,601	$59,744
Restricted cash	886	987
Accounts receivable, net	46,293	40,028
Prepaid expenses and other current assets	8,983	6,214

Total current assets	104,763	106,973
Property and equipment, net	52,664	46,650
Restricted cash	1,266	1,809
Goodwill	32,912	34,489
Intangibles, net	18,334	21,241
Deferred tax and other assets	5,651	4,770

TOTAL ASSETS	$215,590	$215,932

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,007	$11,763
Accrued expenses	8,507	8,686
Current maturities of long-term debt	9,387	9,422
Income taxes payable	4,159	5,520
Deferred revenue	3,736	6,774

Total current liabilities	39,796	42,165
Long-term debt	47,123	51,871
Deferred revenue	413	302
Deferred tax liability	1,369	1,645
Other liabilities	19,709	17,977

Total liabilities	108,410	113,960

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2013 or December 31, 2012	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 16,001,217 and 15,701,615 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16	16
Additional paid-in capital	122,748	120,050
Accumulated deficit	(12,444)	(21,040)
Accumulated other comprehensive income (loss)	(3,248)	2,829

Total stockholders’ equity	107,072	101,855
Non-redeemable, non-controlling interest	108	117

Total equity	107,180	101,972

TOTAL LIABILITIES AND EQUITY	$215,590	$215,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenue	$51,329	$33,240	$104,147	$64,450

Expenses:
Cost of revenue (excluding depreciation and amortization)	25,927	15,162	55,049	29,343
Depreciation and amortization	5,249	3,806	10,218	7,734
Selling and marketing	1,029	729	1,816	1,387
General and administrative	11,530	8,860	23,290	16,405

Total expenses	43,735	28,557	90,373	54,869

Operating income	7,594	4,683	13,774	9,581
Other income (expense):
Interest expense	(440)	(129)	(947)	(316)
Other income, net	313	239	927	165

Income before income taxes	7,467	4,793	13,754	9,430
Income tax expense	(2,552)	(1,932)	(5,064)	(4,075)

Net income	4,915	2,861	8,690	5,355
Less: Net income attributable to Non-redeemable, non-controlling interest	54	8	94	90

Net income attributable to RigNet, Inc. stockholders	$4,861	$2,853	$8,596	$5,265

COMPREHENSIVE INCOME
Net income	$4,915	$2,861	$8,690	$5,355
Foreign currency translation	(1,486)	(1,334)	(6,077)	(221)

Comprehensive income	3,429	1,527	2,613	5,134
Less: Comprehensive income attributable to non-controlling interest	54	8	94	90

Comprehensive income attributable to RigNet, Inc. stockholders	$3,375	$1,519	$2,519	$5,044

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$4,861	$2,853	$8,596	$5,265

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.30	$0.18	$0.54	$0.34

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.28	$0.17	$0.50	$0.31

Weighted average shares outstanding, basic	15,963	15,566	15,861	15,515

Weighted average shares outstanding, diluted	17,480	16,977	17,362	16,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$8,690	$5,355
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	10,218	7,734
Stock-based compensation	1,530	1,282
Amortization of deferred financing costs	29	27
Deferred taxes	(552)	(414)
(Gain) loss on sales of property and equipment, net of retirements	74	(51)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,639)	1,810
Prepaid expenses and other assets	(3,301)	(1,556)
Accounts payable	2,444	282
Accrued expenses	(1,212)	(2,432)
Deferred revenue	(2,572)	(119)
Other liabilities	1,764	1,876

Net cash provided by operating activities	9,473	13,794

Cash flows from investing activities:
Additional payment for acquisition of Nessco	(85)	—
Capital expenditures	(15,153)	(10,676)
Proceeds from sales of property and equipment	55	171
Decrease in restricted cash	644	—

Net cash used in investing activities	(14,539)	(10,505)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,168	395
Repurchase of restricted shares from employees	—	(89)
Subsidiary distributions to non-controlling interest	(103)	(89)
Repayments of long-term debt	(4,743)	(4,392)
Payments of financing fees	(69)	—

Net cash used in financing activities	(3,747)	(4,175)

Net decrease in cash and cash equivalents	(8,813)	(886)

Cash and cash equivalents:
Balance, January 1,	59,744	53,106
Changes in foreign currency translation	(2,330)	(221)

Balance, June 30,	$48,601	$51,999

Supplemental disclosures:
Income taxes paid	$5,938	$4,122
Interest paid	$888	$302
Non-cash investing—capital expenditures accrued	$1,860	$2,382

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2012	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385
Issuance of common stock upon the exercise of stock options	74	1	394	—	—	395	—	395
Issuance of restricted common stock,net of share repurchase from employees and share cancellations	103	—	(89)	—	—	(89)	—	(89)
Stock-based compensation	—	—	1,282	—	—	1,282	—	1,282
Foreign currency translation	—	—	—	—	(221)	(221)	—	(221)
Non-controlling owner distributions	—	—	—	—	—	—	(89)	(89)
Net income	—	—	—	5,265	—	5,265	90	5,355

Balance, June 30, 2012	15,618	$16	$118,327	$(27,657)	$(831)	$89,855	$163	$90,018

Balance, January 1, 2013	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972
Issuance of common stock upon the exercise of stock options and warrants	215	—	1,168	—	—	1,168	—	1,168
Issuance of restricted common stock, net of share cancellations	84	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,530	—	—	1,530	—	1,530
Foreign currency translation	—	—	—	—	(6,077)	(6,077)	—	(6,077)
Non-controlling owner distributions	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	8,596	—	8,596	94	8,690

Balance, June 30, 2013	16,001	$16	$122,748	$(12,444)	$(3,248)	$107,072	$108	$107,180

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company will adopt ASU 2013-11 as of January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have a significant impact to the Company’s consolidated financial statements.

Note 2 – Business Combination

On July 5, 2012, RigNet acquired 100% of Nessco Group Holdings Ltd. (Nessco), an Aberdeen-based international company operating in the field of telecommunications systems integration for the oil and gas industry, for an aggregate purchase price of $42.6 million, net of cash acquired of $6.0 million. The purchase price includes $2.2 million of payments made under a $2.5 million contingent consideration arrangement, based on the collection of specific third-party receivables. As the collection period of these receivables has lapsed, no further payments will be made related to this contingent consideration arrangement. This acquisition broadens and strengthens RigNet’s communications offerings to the oil and gas industry, allowing the Company to provide its services over the life of the field from drilling through production, both offshore and onshore, around the globe.

The assets and liabilities of Nessco have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $19.7 million arising from the acquisition consists largely of the synergies and other benefits that the Company believes will result from combining the operations of the Company and Nessco, as well as, other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Nessco, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Europe /Africa reporting segment.

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

For the three and six months ended June 30, 2013, Nessco contributed $12.1 million and $28.9 million of revenue, respectively, and $1.5 million and $2.6 million of net income, respectively, which are included in the condensed consolidated financial statements.

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2012. This 2012 test resulted in no impairment as the fair value of each reporting unit substantially exceeds the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through June 30, 2013. As of June 30, 2013 and December 31, 2012, goodwill was $32.9 million and $34.5 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp and Nessco acquisitions), as well as trade name, covenant not-to-compete and backlog (acquired as part of the Nessco acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of June 30, 2013. During the three months ended June 30, 2013 and 2012, the Company recognized amortization expense of $1.0 million and $0.3 million, respectively. During the six months ended June 30, 2013 and 2012, the Company recognized amortization expense of $2.1 million and $0.6 million, respectively.

The following table sets forth amortization expense of intangibles for the remainder of 2013 and the following five years (in thousands):

2013	$2,022
2014	3,430
2015	3,253
2016	3,100
2017	3,100
Thereafter	3,429

$18,334

Note 5 – Restricted Cash

As of June 30, 2013, the Company had restricted cash of $0.9 million and $1.3 million, in current and long-term assets, respectively. As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of June 30, 2013 and December 31, 2012, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2013	2012
	(in thousands)
Term loan, net of unamortized deferred financing costs	$56,452	$61,184
Equipment notes	58	109

	56,510	61,293
Less: Current maturities of long-term debt	(9,387)	(9,422)

	$47,123	$51,871

Term Loan

The Company has a term loan (Term Loan) with two participating financial institutions. In July 2012, the Company amended its Term Loan, increasing the principal balance by $47.2 million and extending the maturity of the loan from May 2014 to July 2017. Additionally, in March 2013 the Company amended the Term Loan to bear an interest rate of LIBOR plus a margin ranging from 2.0% to 3.0%, previously 2.25% to 3.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement.

Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three and six months ended June 30, 2013 was 2.8% and 2.9%, respectively, with an interest rate of 2.7% at June 30, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2013, the Term Loan had outstanding principal of $56.9 million.

Revolving Loans

Under the amended and restated credit agreement dated July 2, 2012, the Company secured a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. As of June 30, 2013, no draws have been made on the facility.

Performance Bonds

Prior to acquisition, NesscoInvsat Limited, had performance bonds for Nessco’s systems integration projects which are currently outstanding and require the Company to maintain restricted cash balances to collateralize these bonds. As of June 30, 2013, the Company had restricted cash of $0.9 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

On September 14, 2012, the Company, entered into an additional performance bond facility with a lender in the amount of £4.0 million, or $6.1 million. Interest of 1.5% per annum is paid quarterly on the utilized portion of the facility. This facility has a maturity date of June 30, 2017. As of June 30, 2013, the amount available under this facility was £3.2 million, or $4.9 million.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2013 and December 31, 2012, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2013 and the following years (in thousands):

2013	$4,718
2014	9,343
2015	9,370
2016	9,398
2017	23,681

Total debt, including current maturities	$56,510

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•

Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 8 – Income Taxes

The Company’s effective income tax rate was 34.2% and 40.3% for the three months ended June 30, 2013 and 2012, respectively. The Company’s effective income tax rate was 36.8% and 43.2% for the six months ended June 30, 2013 and 2012, respectively. The Company’s effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The variance in the effective tax rate between the reporting periods was primarily impacted by tax planning implemented as part of a strategic legal entity restructuring completed on December 31, 2012.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company and the Internal Revenue Service agreed to close an audit of the Company’s 2010 income tax return in March of 2013. The final settlement did not have a material impact on the Company’s financial position or results of operations for the six months ended June 30, 2013.

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2013, the Company granted 101,286 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 84,166 shares, vest over a four year period of continued employment. Restricted shares issued to directors, totaling 17,120 shares, vest after a one year period of continued service.

During the six months ended June 30, 2013, the Company also granted 227,475 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $19.96, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the three months ended June 30, 2013 and 2012, were as follows:

	Six Months Ended June 30,
	2013	2012
Expected volatility	50%	50%
Expected term (in years)	7	7
Risk-free interest rate	1.3%	2.8%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2013 and 2012 was $11.11 and $9.45 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2013 and 2012 was $1.5 million and $1.3 million, respectively. As of June 30, 2013, there was $6.9 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.7 years.

Note 10 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended June 30, 2013 and 2012 was $0.4 million and $0.1 million, respectively. Revenue recognized for the six months ended June 30, 2013 and 2012 was $0.9 million and $0.2 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

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

For the three months ended June 30, 2013 and 2012, 1,516,867 and 1,410,882 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the six months ended June 30, 2013 and 2012, 1,500,596 and 1,423,923 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

Regulatory Matter

RigNet’s internal compliance program has recently detected potential violations of U.S. sanctions regulations by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS. The Company continues cooperating with OFAC and BIS with respect to resolution of the matter.

The Company incurred legal expenses of $0.9 million in connection with the investigation as of June 30, 2013. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

Based on the information available at this time and management’s understanding of the potential sanctions, the Company currently estimates that it may incur penalties associated with these potential violations within a range of $0.2 million to $1.5 million. The Company has accrued an estimated liability of $0.8 million as management believes this is the most probable outcome. This estimate is based on RigNet’s internal investigation and no assurance can be given as to what, if any, penalties OFAC or BIS will impose or whether it will identify or allege additional violations or remedies.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2017. For the three months ended June 30, 2013 and 2012, the Company recognized expense under operating leases of $0.6 million and $0.4 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recognized expense under operating leases of $1.3 million and $0.7 million, respectively. As of June 30, 2013, future minimum lease obligations for the remainder of 2013 and future year were as follows (in thousands):

2013	$879
2014	790
2015	498
2016	109
2017	45

$2,321

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of June 30, 2013, the Company had the following commercial commitments related to satellite and network services (in thousands):

2013	$13,286
2014	16,897
2015	8,441
2016	2,982
2017	1,128

$42,734

Note 13 – Segment Information

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

The Company’s business segment information as of and for the three and six months ended June 30, 2013 and 2012, is presented below. Prior year information has been recast to conform to the current year presentation.

	Three Months Ended June 30, 2013
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
			(in thousands)
Revenue	$13,141	$23,057	$15,131	$—	$51,329
Cost of revenue (excluding depreciation and amortization)	6,149	12,807	5,503	1,468	25,927
Depreciation and amortization	1,848	1,812	1,385	204	5,249
Selling, general and administrative	2,090	1,983	2,915	5,571	12,559

Operating income (loss)	$3,054	$6,455	$5,328	$(7,243)	$7,594

Capital expenditures	2,252	3,600	2,647	38	8,537

	Three Months Ended June 30, 2012
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
			(in thousands)
Revenue	$12,170	$9,806	$11,264	$—	$33,240
Cost of revenue (excluding depreciation and amortization)	5,556	4,560	4,109	937	15,162
Depreciation and amortization	1,764	751	1,313	(22)	3,806
Selling, general and administrative	2,087	1,322	1,046	5,134	9,589

Operating income (loss)	$2,763	$3,173	$4,796	$(6,049)	$4,683

Capital expenditures	1,558	1,173	2,054	27	4,812

	Six Months Ended June 30, 2013
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
			(in thousands)
Revenue	$25,556	$50,629	$27,962	$—	$104,147
Cost of revenue (excluding depreciation and amortization)	11,430	30,329	10,511	2,779	55,049
Depreciation and amortization	3,642	3,558	2,667	351	10,218
Selling, general and administrative	3,767	4,519	4,032	12,788	25,106

Operating income (loss)	$6,717	$12,223	$10,752	$(15,918)	$13,774

Total assets	94,603	111,711	43,122	(33,846)	215,590
Capital expenditures	4,977	5,054	5,022	131	15,184

	Six Months Ended June 30, 2012
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
			(in thousands)
Revenue	$24,013	$19,319	$21,118	$—	$64,450
Cost of revenue (excluding depreciation and amortization)	11,222	8,333	7,930	1,858	29,343
Depreciation and amortization	3,644	1,492	2,614	(16)	7,734
Selling, general and administrative	3,726	2,193	1,996	9,877	17,792

Operating income (loss)	$5,421	$7,301	$8,578	$(11,719)	$9,581

Total assets	91,551	40,482	35,741	(24,797)	142,977
Capital expenditures	4,617	1,948	4,241	27	10,833

During the second quarter of 2013 it was determined that costs related to potential violations of U.S. sanctions regulations are directly attributable to the MEAP segment. Therefore, $1.1 million of costs originally presented in the first quarter within the Corporate segment were reallocated to the MEAP segment in the second quarter, along with an additional $0.5 million of legal costs incurred in the second quarter (see Note 12 – Commitments and Contingencies).

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2013 and 2012. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
		(in thousands)
Domestic	$10,184	$9,203	$17,920	$17,940
International	41,145	24,037	86,227	46,510

Total	$51,329	$33,240	$104,147	$64,450

The following table presents long-lived assets for the Company’s domestic and international operations as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012
	(in thousands)
Domestic	$32,674	$28,412
International	71,236	73,968

Total	$103,910	$102,380

Note 14 – Subsequent Events

On August 1, 2013, RigNet reached a strategic deal with Inmarsat plc (Inmarsat), a leading provider of global mobile satellite communications services. The deal includes the purchase of Inmarsat’s Energy Broadband business and the appointment of RigNet to become a key distribution partner to deliver Inmarsat’s Global Xpress (GX) services to the energy sector worldwide.

RigNet has reached a definitive agreement to acquire Inmarsat’s Energy Broadband operations for a total cash consideration of $25.0 million, adding to RigNet’s technology solutions, customer base and geographic footprint. Under the terms of the deal, Inmarsat will carve out and sell to RigNet all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners; VSAT interests in Russia, the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business. The energy carve-out includes assets, employees, contracts and working capital.

In addition, RigNet has agreed, conditioned upon the closing of the acquisition, to become a key distributor of Inmarsat’s GX satellite communications network services, which will enable RigNet to offer the next-generation satellite services to existing and new customers in the energy, energy maritime and natural resources industries. RigNet has agreed to purchase, under certain conditions, capacity from the high-throughput GX network during the four years after it becomes operational in 2015. RigNet expects to utilize the GX network capacity across its own business as well as that of the acquired Energy Broadband business.

The overall transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in or before the first quarter of 2014. RigNet expects to finance the transaction with a new credit facility and existing cash.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$51,329	$33,240	$104,147	$64,450

Expenses:
Cost of revenue (excluding depreciation and amortization)	25,927	15,162	55,049	29,343
Depreciation and amortization	5,249	3,806	10,218	7,734
Selling and marketing	1,029	729	1,816	1,387
General and administrative	11,530	8,860	23,290	16,405

Total expenses	43,735	28,557	90,373	54,869

Operating income	7,594	4,683	13,774	9,581
Other income (expense), net	(127)	110	(20)	(151)

Income before income taxes	7,467	4,793	13,754	9,430
Income tax expense	(2,552)	(1,932)	(5,064)	(4,075)

Net income	4,915	2,861	8,690	5,355
Less: Net income attributable to non-controlling interests	54	8	94	90

Net income attributable to RigNet, Inc. stockholders	$4,861	$2,853	$8,596	$5,265

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$25,402	$18,078	$49,098	$35,107
Adjusted EBITDA	$13,902	$10,090	$26,523	$19,373

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Americas:
Revenue	$13,141	$12,170	$25,556	$24,013
Cost of revenue (excluding depreciation and amortization)	6,149	5,556	11,430	11,222

Gross Profit (non-GAAP measure)	6,992	6,614	14,126	12,791
Depreciation and amortization	1,848	1,764	3,642	3,644
Selling, general and administrative	2,090	2,087	3,767	3,726

Americas operating income	$3,054	$2,763	$6,717	$5,421

Europe/Africa:
Revenue	$23,057	$9,806	$50,629	$19,319
Cost of revenue (excluding depreciation and amortization)	12,807	4,560	30,329	8,333

Gross Profit (non-GAAP measure)	10,250	5,246	20,300	10,986
Depreciation and amortization	1,812	751	3,558	1,492
Selling, general and administrative	1,983	1,322	4,519	2,193

Europe/Africa operating income	$6,455	$3,173	$12,223	$7,301

Middle East/Asia Pacific:
Revenue	$15,131	$11,264	$27,962	$21,118
Cost of revenue (excluding depreciation and amortization)	5,503	4,109	10,511	7,930

Gross Profit (non-GAAP measure)	9,628	7,155	17,451	13,188
Depreciation and amortization	1,385	1,313	2,667	2,614
Selling, general and administrative	2,915	1,046	4,032	1,996

Middle East/Asia Pacific operating income	$5,328	$4,796	$10,752	$8,578

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2013 and 2012

Revenue. Revenue increased by $18.1 million, or 54.4%, to $51.3 million for the three months ended June 30, 2013 from $33.2 million for the three months ended June 30, 2012. This increase includes $12.1 million of revenue contributed by Nessco during the three months ended June 30, 2013 and is included in the Europe/Africa segment. Exclusive of Nessco, the revenue increased in each of our reportable segments. Americas revenue increased $0.9 million, or 8.0%, Europe/Africa revenue increased $1.2 million, or 12.2% and MEAP revenue increased $3.8 million, or 34.3%. These increases are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $10.7 million to $25.9 million for the three months ended June 30, 2013 from $15.2 million for the three months ended June 30, 2012. This increase includes $8.3 million of costs incurred by Nessco during the three months ended June 30, 2013. Exclusive of Nessco, cost of revenue increased by $2.4 million, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades.

Gross Profit (excluding depreciation and amortization) increased by $7.3 million, or 40.5%, to $25.4 million for the three months ended June 30, 2013 from $18.1 million for the three months ended June 30, 2012. This increase includes $3.7 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco during the three months ended June 30, 2013. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 55.2%, for the three months ended June 30, 2013 compared to 54.4% for the three months ended June 30, 2012. This increase is primarily attributable to efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.4 million to $5.2 million for the three months ended June 30, 2013 from $3.8 million for the three months ended June 30, 2012. Amortization expense increased $0.8 million due to the intangible assets purchased in the Nessco acquisition. Additionally, the continued increase in our capital expenditures, which support our growing operations, contributed to the increase.

Selling and Marketing. Selling and marketing expenses increased by $0.3 million, or 41.2%, to $1.0 million for the three months ended June 30, 2013 from $0.7 million for the three months ended June 30, 2012.

General and Administrative. General and administrative expenses increased by $2.6 million to $11.5 million for the three months ended June 30, 2013 from $8.9 million for the three months ended June 30, 2012. This increase includes $1.0 million of costs incurred by Nessco during the three months ended June 30, 2013. Excluding Nessco, general and administrative costs increased $1.6 million primarily due to increased compensation resulting from headcount additions, increased stock-based compensation, increased other professional fees and legal costs accrued related to potential violations of U.S. sanctions regulations. Additionally, during the second quarter of 2013 it was determined that all costs related to this regulatory matter are directly attributable to our MEAP segment. Therefore, $1.1 million of costs originally presented in the first quarter within our Corporate segment were reallocated to our MEAP segment in the second quarter, along with an additional $0.5 million of legal costs incurred in the second quarter (see “Regulatory Matter” section below).

Income Tax Expense. Our effective income tax rate was 34.2% and 40.3% for the three months ended June 30, 2013 and 2012, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2013 and 2012

Revenue. Revenue increased by $39.6 million, or 54.5%, to $104.1 million for the six months ended June 30, 2013 from $64.5 million for the six months ended June 30, 2012. This increase includes $28.9 million of revenue contributed by Nessco during the six months ended June 30, 2013 and is included in the Europe/Africa segment. Exclusive of Nessco, the revenue increased in each of our reportable segments. Americas revenue increased $1.6 million, or 6.4%, Europe/Africa revenue increased $2.5 million, or 12.6% and MEAP revenue increased $6.9 million, or 32.4%. These increases are primarily due to increases in unit counts and increased revenue-per-unit resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $25.7 million to $55.0 million for the six months ended June 30, 2013 from $29.3 million for the six months ended June 30, 2012. This increase includes $21.2 million of costs incurred by Nessco during the six months ended June 30, 2013. Exclusive of Nessco, cost of revenue increased by $4.5 million, primarily due to incremental network services and capacity required to serve the increased unit counts and bandwidth upgrades.

Gross Profit (excluding depreciation and amortization) increased by $14.0 million, or 40.3%, to $49.1 million for the six months ended June 30, 2013 from $35.1 million for the six months ended June 30, 2012. This increase includes $7.7 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco during the six months ended June 30, 2013. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 55.0%, for the six months ended June 30, 2013 compared to 54.5% for the six months ended June 30, 2012. This increase is primarily attributable to efficiencies in our management of bandwidth capacity.

Depreciation and Amortization. Depreciation and amortization expense increased by $2.5 million to $10.2 million for the six months ended June 30, 2013 from $7.7 million for the six months ended June 30, 2012. Amortization expense increased $1.5 million due to the intangible assets purchased in the Nessco acquisition. Additionally, the continued increase in our capital expenditures, which support our growing operations, contributed to the increase.

Selling and Marketing. Selling and marketing expenses increased by $0.4 million, or 42.9%, to $1.8 million for the six months ended June 30, 2013 from $1.4 million for the six months ended June 30, 2012.

General and Administrative. General and administrative expenses increased by $6.9 million to $23.3 million for the six months ended June 30, 2013 from $16.4 million for the six months ended June 30, 2012. This increase includes $2.1 million of costs incurred by Nessco during the six months ended June 30, 2013. Excluding Nessco, general and administrative costs increased $4.8 million primarily due to increased compensation resulting from headcount additions and increased stock-based compensation, increased other professional fees and a contingent liability, and related legal costs, accrued related to potential violations of U.S. sanctions regulations (see “Regulatory Matter” section below).

Income Tax Expense. Our effective income tax rate was 36.8% and 43.2% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

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

At June 30, 2013, we had working capital of $65.0 million, including cash and cash equivalents of $48.6 million, current restricted cash of $0.9 million, accounts receivable of $46.3 million and other current assets of $9.0 million, offset by $14.0 million in accounts payable, $8.5 million in accrued expenses, $9.4 million in current maturities of long-term debt, $4.2 million in tax related liabilities and $3.7 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $13.5 million to $21.9 million due to continued increase of success-based opportunities. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, availability under our undrawn credit facility, as well as financing activities related to our anticipated acquisition of Inmarsat’s energy retail business. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. Land rig count trends, projected oil and natural gas prices, contracted and available satellite bandwidth and the additional operations acquired from Nessco.

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

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,744	$53,106
Net cash provided by operating activities	9,473	13,794
Net cash used in investing activities	(14,539)	(10,505)
Net cash used in financing activities	(3,747)	(4,175)
Changes in foreign currency translation	(2,330)	(221)

Cash and cash equivalents, June 30,	$48,601	$51,999

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2013 and 2012, 59.8% and 78.7% of our revenue was denominated in U.S. dollars, respectively. This increase in non-U.S. dollar denominated revenue resulted from the addition of Nessco operations which are primarily denominated in British pounds sterling.

Operating Activities

Net cash provided by operating activities was $9.5 million for the six months ended June 30, 2013 compared to $13.8 million for the six months ended June 30, 2012. The decrease in cash provided by operating activities during 2013 of $4.3 million was primarily due to the increased deferred revenue related to systems integration projects accounted for under the percentage-of-completion method and the timing of collections of our accounts receivable, offset by the increased profitability of our core operations.

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

Investing Activities

Net cash used in investing activities was $14.5 million and $10.5 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used during the six months ended June 30, 2013 includes capital expenditures of $15.2 million. We expect capital expenditures to continue to increase during 2013 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash used in financing activities was $3.7 million and $4.2 million in the six months ended June 30, 2013 and 2012, respectively. Cash used by financing activities during these periods include $4.7 million and $4.4 million of principal payments on our long-term debt, respectively.

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

Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three and six months ended June 30, 2013 was 2.8% and 2.9%, respectively, with an interest rate of 2.7% at June 30, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2013, the Term Loan had outstanding principal of $56.9 million.

The Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.35 to 1.0. At June 30, 2013, our Adjusted EBITDA exceeded the minimum levels required by the: (i) fixed charge coverage ratio by $25.4 million (or 50.0% of our Adjusted EBITDA for the trailing twelve months) and (ii) funded debt to Adjusted EBITDA ratio by $28.1 million (or 55.4% of our Adjusted EBITDA for the trailing twelve months).

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Regulatory Matter

Our internal compliance program has recently detected potential violations of U.S. sanctions regulations by one of our foreign subsidiaries in connection with certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. We estimate that we received total revenue of approximately $0.1 million during the period related to the potential violations. These countries are subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to these countries administered by BIS. Our customers that are not based in the U.S. are not subject to the same restrictions on operating in these countries as we are, but we are prohibited from providing services or facilitating the provision of services to their rigs in transit to or while operating in a sanctioned country.

Failure to comply with applicable laws and regulations relating to sanctions and export restrictions may subject us to criminal sanctions and civil remedies, including fines, denial of export privileges, injunctions or seizures of our assets. We have voluntarily self-reported the potential violations to OFAC and BIS and retained outside counsel who conducted an investigation of the matter and submitted a report to OFAC and BIS. We continue to cooperate with these agencies with respect to resolution of the matter.

We incurred legal expenses of $0.9 million in connection with the investigation as of June 30, 2013. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our gross profit to Gross Profit (excluding depreciation and amortization).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Gross profit	$20,414	$14,476	$39,382	$27,777
Depreciation and amortization related to cost of revenue	4,988	3,602	9,716	7,330

Gross Profit (excluding depreciation and amortization)	$25,402	$18,078	$49,098	$35,107

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

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$4,915	$2,861	$8,690	$5,355
Interest expense	440	129	947	316
Depreciation and amortization	5,249	3,806	10,218	7,734
(Gain) loss on sales of property and equipment, net of retirements	33	(1)	74	(51)
Stock-based compensation	713	701	1,530	1,282
Acquisition costs	—	662	—	662
Income tax expense	2,552	1,932	5,064	4,075

Adjusted EBITDA (non-GAAP measure)	$13,902	$10,090	$26,523	$19,373

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

Adjusted EBITDA increased by $3.8 million to $13.9 million for the three months ended June 30, 2013, from $10.1 million for the three months ended June 30, 2012. Adjusted EBITDA increased by $3.8 million to $26.5 million for the six months ended June 30, 2013, from $19.4 million for the six months ended June 30, 2012. These increases resulted from the addition of Nessco operations, as well as organic growth in our core offshore operations partially offset by costs associated with head count additions and one-time costs related to potential violations of U.S. sanctions regulations (see “Regulatory Matter” section above).

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2013 and 2012, 40.2% and 21.3%, respectively of our revenues were earned in non-U.S. currencies. This increase in non-U.S. dollar denominated revenue resulted from the addition of our Nessco operations which are primarily denominated in British pounds sterling. At June 30, 2013 and 2012, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2013 and December 31, 2012, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2013	2012
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$565	$618
2% Decrease/increase in rate	$1,130	$1,235
3% Decrease/increase in rate	$1,695	$1,853

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 except that: our internal compliance program has identified and we have self-reported potential OFAC or BIS compliance issues involving certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. See “Part I- Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations -Regulatory Matter” of this report.

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

RIGNET, INC.

Date: August 5, 2013	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer
(Principal Financial & Accounting Officer)