Form 10-Q
period 2013-09-30
RigNet, Inc.
filed 2013-11-04
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

(281) 674-0100

Registrant’s telephone number, including area code

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

At October 31, 2013, there were outstanding 17,223,602 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$49,584	$59,744
Restricted cash	790	987
Accounts receivable, net	47,188	40,028
Prepaid expenses and other current assets	12,322	6,214

Total current assets	109,884	106,973
Property and equipment, net	57,167	46,650
Restricted cash	1,345	1,809
Goodwill	34,146	34,489
Intangibles, net	18,281	21,241
Deferred tax and other assets	5,540	4,770

TOTAL ASSETS	$226,363	$215,932

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,365	$11,763
Accrued expenses	13,635	8,686
Current maturities of long-term debt	9,384	9,422
Income taxes payable	2,933	5,520
Deferred revenue	3,485	6,774

Total current liabilities	41,802	42,165
Long-term debt	44,778	51,871
Deferred revenue	379	302
Deferred tax liability	1,621	1,645
Other liabilities	20,487	17,977

Total liabilities	109,067	113,960

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2013 or December 31, 2012	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 17,057,592 and 15,701,615 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	17	16
Additional paid-in capital	127,017	120,050
Accumulated deficit	(10,097)	(21,040)
Accumulated other comprehensive income	305	2,829

Total stockholders’ equity	117,242	101,855
Non-redeemable, non-controlling interest	54	117

Total equity	117,296	101,972

TOTAL LIABILITIES AND EQUITY	$226,363	$215,932

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Revenue	$56,856	$47,939	$161,003	$112,389

Expenses:
Cost of revenue (excluding depreciation and amortization)	31,140	24,850	86,189	54,193
Depreciation and amortization	5,450	4,837	15,668	12,571
Selling and marketing	937	891	2,753	2,278
General and administrative	13,036	10,428	36,326	26,833

Total expenses	50,563	41,006	140,936	95,875

Operating income	6,293	6,933	20,067	16,514
Other income (expense):
Interest expense	(432)	(611)	(1,379)	(927)
Other income (expense), net	(873)	(341)	54	(176)

Income before income taxes	4,988	5,981	18,742	15,411
Income tax expense	(2,581)	(2,808)	(7,645)	(6,883)

Net income	2,407	3,173	11,097	8,528
Less: Net income (loss) attributable to Non-redeemable, non-controlling interest	60	(65)	154	25

Net income attributable to RigNet, Inc. stockholders	$2,347	$3,238	$10,943	$8,503

COMPREHENSIVE INCOME
Net income	$2,407	$3,173	$11,097	$8,528
Foreign currency translation	3,553	2,643	(2,524)	2,422

Comprehensive income	5,960	5,816	8,573	10,950
Less: Comprehensive income (loss) attributable to non-controlling interest	60	(65)	154	25

Comprehensive income attributable to RigNet, Inc. stockholders	$5,900	$5,881	$8,419	$10,925

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$2,347	$3,238	$10,943	$8,503

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.15	$0.21	$0.69	$0.55

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.13	$0.19	$0.63	$0.50

Weighted average shares outstanding, basic	16,148	15,647	15,958	15,564

Weighted average shares outstanding, diluted	17,630	17,104	17,404	16,991

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$11,097	$8,528
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	15,668	12,571
Stock-based compensation	2,226	1,874
Amortization of deferred financing costs	122	58
Deferred taxes	(1,061)	5,443
(Gain) loss on sales of property and equipment, net of retirements	167	(141)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(7,653)	(6,090)
Prepaid expenses and other assets	(6,215)	546
Accounts payable	(1,403)	(1,751)
Accrued expenses	2,882	(2,551)
Deferred revenue	(2,990)	(3,879)
Other liabilities	2,513	2,851

Net cash provided by operating activities	15,353	17,459

Cash flows from investing activities:
Acquisition of Nessco, net of cash acquired	(85)	(40,548)
Capital expenditures	(22,054)	(16,609)
Proceeds from sales of property and equipment	87	328
(Increase) decrease in restricted cash	661	(2,862)

Net cash used in investing activities	(21,391)	(59,691)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,742	710
Repurchase of restricted shares from employees	—	(89)
Subsidiary distributions to non-controlling interest	(217)	(124)
Proceeds from borrowings	—	47,238
Repayments of long-term debt	(7,184)	(6,772)
Payments of financing fees	(69)	(579)

Net cash provided by (used in) financing activities	(2,728)	40,384

Net decrease in cash and cash equivalents	(8,766)	(1,848)

Cash and cash equivalents:
Balance, January 1,	59,744	53,106
Changes in foreign currency translation	(1,394)	2,422

Balance, September 30,	$49,584	$53,680

Supplemental disclosures:
Income taxes paid	$8,123	$4,703
Interest paid	$1,287	$873
Non-cash investing—capital expenditures accrued	$3,718	$1,555
Liabilities assumed—Nessco acquisition	$—	$19,041

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2012	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385
Issuance of common stock upon the	117	1	709	—	—	710	—	710
exercise of stock options and warrants
Issuance of restricted common stock,net of share repurchase from employees	118	—	(89)	—	—	(89)	—	(89)
and share cancellations
Stock-based compensation	—	—	1,874	—	—	1,874	—	1,874
Foreign currency translation	—	—	—	—	2,422	2,422	—	2,422
Non-controlling owner distributions	—	—	—	—	—	—	(124)	(124)
Net income	—	—	—	8,503	—	8,503	25	8,528

Balance, September 30, 2012	15,676	$16	$119,234	$(24,419)	$1,812	$96,643	$63	$96,706

Balance, January 1, 2013	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972
Issuance of common stock upon the exercise of stock options and warrants	1,279	1	4,741	—	—	4,742	—	4,742
Issuance of restricted common stock,	77	—	—	—	—	—	—	—
net of share cancellations
Stock-based compensation	—	—	2,226	—	—	2,226	—	2,226
Foreign currency translation	—	—	—	—	(2,524)	(2,524)	—	(2,524)
Non-controlling owner distributions	—	—	—	—	—	—	(217)	(217)
Net income	—	—	—	10,943	—	10,943	154	11,097

Balance, September 30, 2013	17,058	$17	$127,017	$(10,097)	$305	$117,242	$54	$117,296

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

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update amends Accounting Standards Updates Nos. 2011-05 and 2011-12. This update requires the presentation of the components of amounts reclassified out of accumulated other comprehensive income either on the face of the statement of income or in the notes to the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013. The adoption of ASU 2013-02 did not have any impact on the Company’s condensed consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company will adopt ASU 2013-11 as of January 1, 2014. The Company does not expect the adoption of ASU 2013-11 to have a significant impact on the Company’s consolidated financial statements.

Note 2 – Business Combinations

Nessco

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The goodwill of $19.7 million arising from the acquisition consists largely of the synergies and other benefits that the Company believes will result from combining the operations of the Company and Nessco, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.

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

Actual and Pro Forma Impact of the Nessco Acquisition

Nessco’s revenue and net loss included in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2012 were as follows (in thousands):

Three and Nine Months Ended September 30, 2012
Revenue	$10,333
Net loss	$(1,283)

The following table represents supplemental pro forma information as if the Nessco acquisition had occurred on January 1, 2011. Pro forma adjustments include:

•	Reverse Nessco depreciation and amortization and reporting depreciation and amortization based on estimated fair values and remaining lives of the acquired assets at the date of acquisition.

•	Adjust interest expense to recognize interest expense as if the acquisition-related debt of RigNet had been outstanding at January 1, 2011.

•	Record nonrecurring transaction costs as if they had been incurred in 2011 rather than 2012.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in thousands)
Revenue	$47,939	$141,981
Expenses	44,305	132,151

Net income from continuing operations	$3,634	$9,830

Income from continuing operations attributable to RigNet common stockholders	$3,699	$9,805

Income per share from continuing operations attributable to RigNet common stockholders
Basic	$0.24	$0.63

Diluted	$0.22	$0.58

Inmarsat’s Energy Broadband Operations

On August 1, 2013, RigNet reached a strategic agreement with Inmarsat plc (Inmarsat), a leading provider of global mobile satellite communications services.

RigNet has reached a definitive agreement to acquire Inmarsat’s Energy Broadband operations for a total cash consideration of $25.0 million, adding to RigNet’s technology solutions, customer base and geographic footprint. Under the terms of the agreement, Inmarsat will carve out and sell to RigNet all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners; VSAT interests in Russia, the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business. The energy carve-out includes assets, employees, contracts and working capital.

The overall transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in or before the first quarter of 2014. RigNet expects to finance the transaction with the new credit facility announced on October 3, 2013, and existing cash (see Note 13 – Subsequent Events).

For the three and nine months ended September 30, 2013, RigNet has spent $2.8 million on acquisition-related costs, which are reported as general and administrative expense in our condensed consolidated financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2013. This 2013 test resulted in no impairment as the fair value of each reporting unit exceeds the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through September 30, 2013. As of September 30, 2013 and December 31, 2012, goodwill was $34.1 million and $34.5 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp and Nessco acquisitions), as well as trade name, covenant not-to-compete and backlog (acquired as part of the Nessco acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of September 30, 2013. During the three months ended September 30, 2013 and 2012, the Company recognized amortization expense of $1.1 million and $1.1 million, respectively. During the nine months ended September 30, 2013 and 2012, the Company recognized amortization expense of $3.2 million and $1.7 million, respectively.

The following table sets forth amortization expense of intangibles for the remainder of 2013 and the following five years (in thousands):

2013	$1,061
2014	3,590
2015	3,409
2016	3,259
2017	3,259
Thereafter	3,703

$18,281

Note 5 – Restricted Cash

As of September 30, 2013, the Company had restricted cash of $0.8 million and $1.3 million, in current and long-term assets, respectively. As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of September 30, 2013 and December 31, 2012, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2013	2012
	(in thousands)
Term loan, net of unamortized deferred financing costs	$54,114	$61,184
Equipment notes	48	109

	54,162	61,293
Less: Current maturities of long-term debt	(9,384)	(9,422)

	$44,778	$51,871

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

Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three and nine months ended September 30, 2013 was 2.8% and 2.9%, respectively, with an interest rate of 2.7% at September 30, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2013, the Term Loan had outstanding principal of $54.6 million.

Revolving Loans

Under the amended and restated credit agreement dated July 2, 2012, the Company secured a $10.0 million revolving credit facility which, subject to a borrowing base calculation based upon eligible receivables, can be used for working capital, performance bonds and letters of credit. As of September 30, 2013, no draws have been made on the facility.

Performance Bonds

Prior to acquisition, NesscoInvsat Limited, had performance bonds for Nessco’s systems integration projects which are currently outstanding and require the Company to maintain restricted cash balances to collateralize these bonds. As of September 30, 2013, the Company had restricted cash of $0.8 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

On September 14, 2012, the Company, entered into an additional performance bond facility with a lender in the amount of £4.0 million, or $6.5 million. Interest of 1.5% per annum is paid quarterly on the utilized portion of the facility. This facility has a maturity date of June 30, 2017. As of September 30, 2013, the amount available under this facility was £2.5 million, or $4.0 million.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2013 and December 31, 2012, the Company believes it was in compliance with all covenants.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2013 and the following years (in thousands):

2013	$2,370
2014	9,343
2015	9,370
2016	9,398
2017	23,681

Total debt, including current maturities	$54,162

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 8 – Income Taxes

The Company’s effective income tax rate was 51.7% and 46.9% for the three months ended September 30, 2013 and 2012, respectively. The Company’s effective income tax rate was 40.8% and 44.7% for the nine months ended September 30, 2013 and 2012, respectively. The Company’s effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company and the Internal Revenue Service agreed to close an audit of the Company’s 2010 income tax return in March of 2013. The final settlement did not have a material impact on the Company’s financial position or results of operations for the nine months ended September 30, 2013.

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2013, the Company granted 106,415 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 89,295 shares, vest over a four year period of continued employment. Restricted shares issued to directors, totaling 17,120 shares, vest after a one year period of continued service.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the nine months ended September 30, 2013, the Company also granted 236,768 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $19.96 to $27.97, a contractual term of ten years and vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the nine months ended September 30, 2013 and 2012, were as follows:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	50%	50%
Expected term (in years)	7	7
Risk-free interest rate	1.3% - 2.2%	2.8%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was $11.25 and $9.45 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2013 and 2012 was $2.2 million and $1.9 million, respectively. As of September 30, 2013, there was $6.2 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.6 years.

Note 10 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the three months ended September 30, 2013 and 2012 was $0.4 million and $0.1 million, respectively. Revenue recognized for the nine months ended September 30, 2013 and 2012 was $1.3 million and $0.2 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

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

For the three months ended September 30, 2013 and 2012, 1,481,719 and 1,457,495 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the nine months ended September 30, 2013 and 2012, 1,445,639 and 1,427,828 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

The Company incurred legal expenses of $0.9 million in connection with the investigation as of September 30, 2013. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended September 30, 2013 and 2012, the Company recognized expense under operating leases of $0.5 million and $0.4 million, respectively. For the nine months ended September 30, 2013 and 2012, the Company recognized expense under operating leases of $1.8 million and $1.1 million, respectively.

As of September 30, 2013, future minimum lease obligations for the remainder of 2013 and future years were as follows (in thousands):

2013	$636
2014	1,572
2015	1,087
2016	483
2017	159
Thereafter	330

$4,267

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2013, the Company had the following commercial commitments related to satellite and network services (in thousands):

2013	$7,020
2014	18,073
2015	8,100
2016	2,982
2017	1,045

$37,220

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

The Company’s business segment information as of and for the three and nine months ended September 30, 2013 and 2012, is presented below. Prior year information has been recast to conform to the current year presentation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2013
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
	(in thousands)
Revenue	$13,884	$26,277	$16,695	$—	$56,856
Cost of revenue (excluding depreciation and amortization)	6,734	17,576	5,685	1,145	31,140
Depreciation and amortization	1,924	1,900	1,407	219	5,450
Selling, general and administrative	2,000	1,895	1,371	8,707	13,973

Operating income (loss)	$3,226	$4,906	$8,232	$(10,071)	$6,293

Capital expenditures	3,619	3,285	1,648	529	9,081

	Three Months Ended September 30, 2012
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
	(in thousands)
Revenue	$13,053	$21,972	$12,914	$—	$47,939
Cost of revenue (excluding depreciation and amortization)	5,765	13,536	4,512	1,037	24,850
Depreciation and amortization	1,909	1,774	1,153	1	4,837
Selling, general and administrative	2,012	2,655	1,088	5,564	11,319

Operating income (loss)	$3,367	$4,007	$6,161	$(6,602)	$6,933

Capital expenditures	2,620	690	1,722	98	5,130

	Nine Months Ended September 30, 2013
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
	(in thousands)
Revenue	$39,440	$76,906	$44,657	$—	$161,003
Cost of revenue (excluding depreciation and amortization)	18,164	47,905	16,196	3,924	86,189
Depreciation and amortization	5,566	5,458	4,074	570	15,668
Selling, general and administrative	5,767	6,414	5,403	21,495	39,079

Operating income (loss)	$9,943	$17,129	$18,984	$(25,989)	$20,067

Total assets	96,130	115,672	48,000	(33,439)	226,363
Capital expenditures	8,596	8,339	6,670	660	24,265

	Nine Months Ended September 30, 2012
				Corporate and	Consolidated
	Americas	Europe/Africa	MEAP	Eliminations	Total
	(in thousands)
Revenue	$37,065	$41,292	$34,032	$—	$112,389
Cost of revenue (excluding depreciation and amortization)	17,012	21,869	12,442	2,870	54,193
Depreciation and amortization	5,536	3,267	3,767	1	12,571
Selling, general and administrative	5,738	4,848	3,085	15,440	29,111

Operating income (loss)	$8,779	$11,308	$14,738	$(18,311)	$16,514

Total assets	90,064	168,474	38,918	(87,693)	209,763
Capital expenditures	7,237	2,638	5,963	125	15,963

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2013 and 2012. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Domestic	$10,497	$11,738	$28,417	$29,678
International	46,359	36,201	132,586	82,711

Total	$56,856	$47,939	$161,003	$112,389

The following table presents long-lived assets for the Company’s domestic and international operations as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
	2013	2012
	(in thousands)
Domestic	$34,096	$28,412
International	75,498	73,968

Total	$109,594	$102,380

Note 14 – Subsequent Events

On October 3, 2013, RigNet entered into a second amendment and restatement of its Term Loan. The amended and restated agreement provides for a $60.0 million term loan facility and $125.0 million revolving credit facility, which includes a $15.0 million sublimit for the issuance of standby letters of credit. The revolving credit facility is no longer subject to a borrowing base calculation. The Company had a $54.6 million outstanding balance on its Term Loan immediately prior to this agreement and a $60.0 million outstanding balance immediately after giving effect to the second amendment and restatement.

The term loan facility matures in October 2018 and requires quarterly scheduled principal payments of $2.1 million commencing March 2014 through October 2018, with the remainder due at maturity. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under both the term and revolving facilities carry an interest rate of LIBOR plus an applicable margin ranging from 1.50% to 2.50%, which varies as a function of the Company’s leverage ratio.

The agreement contains customary covenants that restrict, among other things, the Company’s ability to obtain additional debt financing and to pay cash dividends. The agreement also contains financial covenants that the Company must meet, including leverage and fixed charge ratios. The loans under the agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries. Loans under the agreement are subject to acceleration upon the occurrence of events of default that the Company considers usual and customary for an agreement of this type.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2012. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “would,” “expect,” “plan,” “project,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology that convey uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements.

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

Recent Developments

On August 1, 2013, RigNet reached a strategic agreement with Inmarsat plc (Inmarsat), a leading provider of global mobile satellite communications services. The agreement includes the purchase of Inmarsat’s Energy Broadband business and the appointment of RigNet to become a key distribution partner to deliver Inmarsat’s Global Xpress (GX) services to the energy sector worldwide.

We reached a definitive agreement to acquire Inmarsat’s Energy Broadband operations for a total cash consideration of $25.0 million, adding to our technology solutions, customer base and geographic footprint. Under the terms of the agreement, Inmarsat will carve out and sell to us all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners; VSAT interests in Russia, the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business. The energy carve-out includes assets, employees, contracts and working capital.

In addition, we have agreed, conditioned upon the closing of the acquisition, to become a key distributor of Inmarsat’s GX satellite communications network services, which will enable us to offer the next-generation satellite services to existing and new customers in the energy, energy maritime and natural resources industries. We have agreed to purchase, under certain conditions, capacity from the high-throughput GX network during the four years after it becomes operational in 2015. We expect to utilize the GX network capacity across its own business as well as that of the acquired Energy Broadband business.

The overall transaction is subject to customary closing conditions, including regulatory approvals, and is expected to close in or before the first quarter of 2014. We expect to finance the transaction with the new credit facility announced on October 3, 2013, and existing cash. For the three and nine months ended September 30, 2013, RigNet has spent $2.8 million on acquisition-related costs, which are reported as general and administrative expense in our condensed consolidated financial statements.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Revenue	$56,856	$47,939	$161,003	$112,389

Expenses:
Cost of revenue (excluding depreciation and amortization)	31,140	24,850	86,189	54,193
Depreciation and amortization	5,450	4,837	15,668	12,571
Selling and marketing	937	891	2,753	2,278
General and administrative	13,036	10,428	36,326	26,833

Total expenses	50,563	41,006	140,936	95,875

Operating income	6,293	6,933	20,067	16,514
Other income (expense), net	(1,305)	(952)	(1,325)	(1,103)

Income before income taxes	4,988	5,981	18,742	15,411
Income tax expense	(2,581)	(2,808)	(7,645)	(6,883)

Net income	2,407	3,173	11,097	8,528
Less: Net income (loss) attributable to non-controlling interests	60	(65)	154	25

Net income attributable to RigNet, Inc. stockholders	$2,347	$3,238	$10,943	$8,503

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$25,716	$23,089	$74,814	$58,196
Adjusted EBITDA	$14,450	$12,392	$40,973	$31,765

The following represents selected financial operating results for our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Americas:
Revenue	$13,884	$13,053	$39,440	$37,065
Cost of revenue (excluding depreciation and amortization)	6,734	5,765	18,164	17,012

Gross Profit (non-GAAP measure)	7,150	7,288	21,276	20,053
Depreciation and amortization	1,924	1,909	5,566	5,536
Selling, general and administrative	2,000	2,012	5,767	5,738

Americas operating income	$3,226	$3,367	$9,943	$8,779

Europe/Africa:
Revenue	$26,277	$21,972	$76,906	$41,292
Cost of revenue (excluding depreciation and amortization)	17,576	13,536	47,905	21,869

Gross Profit (non-GAAP measure)	8,701	8,436	29,001	19,423
Depreciation and amortization	1,900	1,774	5,458	3,267
Selling, general and administrative	1,895	2,655	6,414	4,848

Europe/Africa operating income	$4,906	$4,007	$17,129	$11,308

Middle East/Asia Pacific:
Revenue	$16,695	$12,914	$44,657	$34,032
Cost of revenue (excluding depreciation and amortization)	5,685	4,512	16,196	12,442

Gross Profit (non-GAAP measure)	11,010	8,402	28,461	21,590
Depreciation and amortization	1,407	1,153	4,074	3,767
Selling, general and administrative	1,371	1,088	5,403	3,085

Middle East/Asia Pacific operating income	$8,232	$6,161	$18,984	$14,738

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2013 and 2012

Revenue. Revenue increased by $9.0 million, or 18.6%, to $56.9 million for the three months ended September 30, 2013 from $47.9 million for the three months ended September 30, 2012. Americas revenue increased $0.8 million, or 6.4%, Europe/Africa revenue increased $4.3 million, or 19.6%, and MEAP revenue increased $3.8 million, or 29.3%. These increases are primarily due to increases in systems integration revenue, sites served and increased revenue-per-site.

Cost of Revenue. Costs increased by $6.2 million, or 24.9% to $31.1 million for the three months ended September 30, 2013 from $24.9 million for the three months ended September 30, 2012. This increase is primarily due to systems integration projects and incremental network services and capacity required to serve the increased sites.

Gross Profit (excluding depreciation and amortization) increased by $2.6 million, or 11.4%, to $25.7 million for the three months ended September 30, 2013 from $23.1 million for the three months ended September 30, 2012. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 45.2%, for the three months ended September 30, 2013 compared to 48.2% for the three months ended September 30, 2012. This decrease is primarily attributable to systems integration projects which were impacted by both margin profile and project timing compared to prior period.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million to $5.5 million for the three months ended September 30, 2013 from $4.8 million for the three months ended September 30, 2012. This increase is primarily attributable to the continued increase in our capital expenditures which support our growing operations.

Selling and Marketing. Selling and marketing expenses stayed consistent at approximately $0.9 million for the three months ended September 30, 2013 and 2012.

General and Administrative. General and administrative expenses increased by $2.6 million to $13.0 million for the three months ended September 30, 2013 from $10.4 million for the three months ended September 30, 2012. General and administrative costs increased primarily due to costs related to the upcoming acquisition of Inmarsat plc’s (Inmarsat) Energy Broadband business and increased compensation resulting from headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 51.7% and 46.9% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The unfavorable variance in the effective tax rate between the reporting periods was primarily impacted by recognizing a larger valuation allowance during the three months ended September 30, 2013 due to increased domestic losses caused by costs related to the upcoming acquisition of Inmarsat plc’s (Inmarsat) Energy Broadband business.

Nine Months Ended September 30, 2013 and 2012

Revenue. Revenue increased by $48.6 million, or 43.3%, to $161.0 million for the nine months ended September 30, 2013 from $112.4 million for the nine months ended September 30, 2012. This increase includes an increase of $29.6 million of revenue contributed by Nessco and is included in the Europe/Africa segment. Exclusive of Nessco, the revenue increased in each of our reportable segments. Americas revenue increased $2.3 million, or 6.4%, Europe/Africa revenue increased $6.0 million, or 19.4%, and MEAP revenue increased $10.7 million, or 31.2%. These increases are primarily due to an increase in sites served and increased revenue-per-site resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $32.0 million, or 59.0%, to $86.2 million for the nine months ended September 30, 2013 from $54.2 million for the nine months ended September 30, 2012. This increase includes an increase of $21.4 million of costs incurred by Nessco. Exclusive of Nessco, cost of revenue increased by $10.6 million, primarily due to incremental network services and capacity required to serve the increased sites and bandwidth upgrades.

Gross Profit (excluding depreciation and amortization) increased by $16.6 million, or 28.6%, to $74.8 million for the nine months ended September 30, 2013 from $58.2 million for the nine months ended September 30, 2012. This increase includes an increase of $8.2 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 54.5%, for the nine months ended September 30, 2013 compared to 56.4% for the nine months ended September 30, 2012. This decrease is primarily attributable to increased costs of bandwidth capacity associated with increased site counts, bandwidth upgrades and increased project lead-time.

Depreciation and Amortization. Depreciation and amortization expense increased by $3.1 million to $15.7 million for the nine months ended September 30, 2013 from $12.6 million for the nine months ended September 30, 2012. Amortization expense increased due to the intangible assets purchased in the Nessco acquisition as well as the continued increase in our capital expenditures, which support our growing operations.

Selling and Marketing. Selling and marketing expenses increased by $0.5 million, or 20.9%, to $2.8 million for the nine months ended September 30, 2013 from $2.3 million for the nine months ended September 30, 2012.

General and Administrative. General and administrative expenses increased by $9.5 million to $36.3 million for the nine months ended September 30, 2013 from $26.8 million for the nine months ended September 30, 2012. This increase includes an increase of $1.6 million in costs incurred by Nessco during the nine months ended September 30, 2013. Excluding Nessco, general and administrative costs increased $7.9 million primarily due to increased compensation resulting from headcount additions and increased stock-based compensation, costs related to the upcoming acquisition of Inmarsat’s Energy Broadband business, and a contingent liability, and related legal costs, accrued related to potential violations of U.S. sanctions regulations (see “Regulatory Matter” section below).

Income Tax Expense. Our effective income tax rate was 40.8% and 44.7% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The favorable variance in the effective tax rate between the reporting periods was primarily impacted as a result of strategic legal entity restructuring completed on December 31, 2012, which had tax implications.

Liquidity and Capital Resources

Our primary sources of liquidity and capital since our formation have been proceeds from private equity issuances, stockholder loans, cash flow from operations, bank borrowings and our IPO. To date, our primary use of capital has been to fund our growing operations and to finance acquisitions.

At September 30, 2013, we had working capital of $68.1 million, including cash and cash equivalents of $49.6 million, current restricted cash of $0.8 million, accounts receivable of $47.2 million and other current assets of $12.3 million, offset by $12.4 million in accounts payable, $13.6 million in accrued expenses, $9.4 million in current maturities of long-term debt, $2.9 million in tax related liabilities and $3.5 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $13.5 million to $21.9 million due to continued increase of sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, availability under our undrawn credit facility, as well as financing activities related to our anticipated acquisition of Inmarsat’s Energy Broadband retail business. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. land rig count trends, projected oil and natural gas prices, contracted and available satellite bandwidth and the additional operations acquired from Nessco.

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

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,744	$53,106
Net cash provided by operating activities	15,353	17,459
Net cash used in investing activities	(21,391)	(59,691)
Net cash provided by (used in) financing activities	(2,728)	40,384
Changes in foreign currency translation	(1,394)	2,422

Cash and cash equivalents, September 30,	$49,584	$53,680

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2013 and 2012, 62.1% and 72.1% of our revenue was denominated in U.S. dollars, respectively. This increase in non-U.S. dollar denominated revenue resulted from the addition of Nessco operations which are primarily denominated in British pounds sterling.

Operating Activities

Net cash provided by operating activities was $15.4 million for the nine months ended September 30, 2013 compared to $17.5 million for the nine months ended September 30, 2012. The decrease in cash provided by operating activities during 2013 of $2.1 million was primarily due to the increased deferred revenue related to systems integration projects accounted for under the percentage-of-completion method and the timing of collections of our accounts receivable, offset by the increased profitability of our core operations.

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

Investing Activities

Net cash used in investing activities was $21.4 million and $59.7 million for the nine months ended September 30, 2013 and 2012, respectively. Net cash used during the nine months ended September 30, 2012 includes cash paid for the acquisition of Nessco totaling $40.5 million, net of cash acquired of $6.0 million.

Additionally, net cash used during the nine months ended September 30, 2013 and 2012 includes capital expenditures of $22.1 million and $16.6 million, respectively. We expect capital expenditures to continue to increase during 2013 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash used in financing activities was $2.7 million and net cash provided by financing activities was $40.4 million in the nine months ended September 30, 2013 and 2012, respectively. Cash used by financing activities during these periods include $7.2 million and $6.8 million of principal payments on our long-term debt, respectively. Additionally, proceeds of $47.2 million from the amendment of our term loan in connection with the Nessco acquisition were received during the nine months ended September 30, 2012.

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

Interest is payable monthly along with quarterly principal installments of $2.4 million, with the balance due July 31, 2017. The weighted average interest rate for the three and nine months ended September 30, 2013 was 2.8% and 2.9%, respectively, with an interest rate of 2.7% at September 30, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2013, the Term Loan had outstanding principal of $54.6 million.

The Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.35 to 1.0. As of September 30, 2013 and December 31, 2012, we believe we were in compliance with all covenants.

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

We incurred legal expenses of $0.9 million in connection with the investigation as of September 30, 2013. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our gross profit to Gross Profit (excluding depreciation and amortization).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Gross profit	$20,564	$18,487	$59,946	$46,264
Depreciation and amortization related to cost of revenue	5,152	4,602	14,868	11,932

Gross Profit (excluding depreciation and amortization)	$25,716	$23,089	$74,814	$58,196

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

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$2,407	$3,173	$11,097	$8,528
Interest expense	432	611	1,379	927
Depreciation and amortization	5,450	4,837	15,668	12,571
(Gain) loss on sales of property and equipment, net of retirements	93	(90)	167	(141)
Stock-based compensation	696	592	2,226	1,874
Acquisition costs	2,791	461	2,791	1,123
Income tax expense	2,581	2,808	7,645	6,883

Adjusted EBITDA (non-GAAP measure)	$14,450	$12,392	$40,973	$31,765

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

Adjusted EBITDA increased by $2.1 million to $14.5 million for the three months ended September 30, 2013, from $12.4 million for the three months ended September 30, 2012. Adjusted EBITDA increased by $9.2 million to $41.0 million for the nine months ended September 30, 2013, from $31.8 million for the nine months ended September 30, 2012. These increases resulted from the addition of Nessco operations, as well as organic growth in our core offshore operations partially offset by costs associated with headcount additions and one-time costs related to potential violations of U.S. sanctions regulations (see “Regulatory Matter” section above).

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2013 and 2012, 37.9% and 27.9%, respectively of our revenues were earned in non-U.S. currencies. This increase in non-U.S. dollar denominated revenue resulted from the addition of our Nessco operations which are primarily denominated in British pounds sterling. At September 30, 2013 and 2012, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2013 and December 31, 2012, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2013	2012
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$542	$618
2% Decrease/increase in rate	$1,083	$1,235
3% Decrease/increase in rate	$1,625	$1,853

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 4, 2013	By:	/s/ MARTIN L. JIMMERSON, JR.

Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)