Form 10-K
period 2013-12-31
RigNet, Inc.
filed 2014-03-07
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $399.1 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At February 28, 2014, there were outstanding 17,240,369 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2013 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1. Business

Overview

We are a leading network infrastructure provider serving the remote communications needs of the oil and gas industry. Through a controlled and managed IP/MPLS (Internet Protocol/Multiprotocol Label Switching) global network, we deliver voice, data, video and other collaborative services under a multi-tenant revenue model. Our customers use our secure communications and private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications with their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, energy maritime vessels and regional support offices. To ensure the maximum reliability demanded by our customers, we deliver our services through our IP/MPLS global network, tuned and optimized for communications with remote endpoints, that serves oil and gas customers both in the United States and in international markets. As of December 31, 2013, we were the primary provider of remote communications and collaborative services to approximately 500 customers reaching about 1,100 remote sites located in over 45 countries on six continents. For the year ended December 31, 2013, our revenue generated from countries outside of the U.S. represented 82.8% of total revenue.

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

We believe we have lower capital expenditures than other remote communications providers because we do not own or operate any satellites, own terrestrial wireless facilities and landlines, or, as a general rule, own or operate teleport facilities and data centers. In order to provide our end-to-end services, we procure bandwidth from independent fixed satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. We generally own the network infrastructure and communications equipment we install at remote sites as well as co-located equipment in third party teleport facilities and data centers, all of which we procure through various high quality equipment providers. By owning the network infrastructure and communications equipment on the customer premises, we are better able to ensure the high quality of our products and services and diagnostically select the optimal equipment suite and solution for each customer. Our network and communications services are designed to accommodate all customers at remote oil and gas sites including rig owners (drillers), operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and other visitors. Our remote communications services are initially offered to drillers, and the initial capital investment is scaled by up-selling communications services to other parties present on the rigs, such as operators, service companies and pay-per-use individuals, as well as through the cross-selling of value-added services.

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

Operations

We are a global provider of managed remote communications, systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. Our business operations are divided into three reportable segments: Americas, Europe/Africa and Middle East/Asia Pacific. For financial information about our reportable segments, see Note 13—“Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

•	Americas. Our Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Americas segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•	Europe/Africa. Our Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our Europe/Africa segment services are performed out of our Norway and United Kingdom based offices for customers and rig sites located primarily off the coasts of the United Kingdom, Norway and West Africa. Our Europe/Africa segment also provides system integration services for both onshore and offshore customers in the oil and gas industry including drilling rigs and production facilities.

•	Middle East/Asia Pacific (MEAP). Our MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our MEAP segment services are primarily performed out of our Qatar and Singapore based offices for customers and rig sites located primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

As of December 31, 2013, we were serving approximately 262 jack up, semi-submersible and drillship rigs which we approximate to be a 32.0% market share of such rigs based on an IHS-Petrodata RigBase Current Activity report as of January 1, 2014. Additionally, as of December 31, 2013, we were serving approximately 266 onshore drilling rigs in the Continental U.S. We had approximately a 15.6% market share for U.S. onshore drilling rigs based on Baker Hughes North America Rotary Rig Count report for December 31, 2013. As of December 31, 2013, we were serving approximately 253 strategic initiative sites, which include production facilities, energy support vessels and international onshore rigs. As of December 31, 2013, we were also serving approximately 346 other sites, which include completion facilities, remote support offices and supply bases.

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

Expand our share of the growing number of offshore and onshore drilling rigs: We intend to expand our drilling rig market share by increasing our penetration of the market for newly-built rigs, capturing existing rigs from competitors because of our superior performance, landing fleet-wide opportunities with major drillers made available as a result of drilling rig industry consolidation, improving penetration in underserved and new geographic markets and capturing opportunities for reactivated stacked rigs (rig stacking refers to when a rig is expected to be taken out of service for a protracted period of time). For example, several of our largest customers have recently completed acquisitions of rigs that are currently served by competitors. Although there is no contractual obligation by our customers to transition these rigs to us, we believe we are strongly positioned to compete for these new rigs. Because of our established relationships with our customers, reliable and robust service offerings and best-in-class customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers. The table below presents global fixed and floating rigs which, as of January 1, 2014, are scheduled to be delivered between 2014 and 2017.

Fixed and Floating Rigs Scheduled for Delivery

Source: IHS-Petrodata RigBase Current Activity data as of January 1, 2014.

We intend to continue to expand our penetration of the U.S. and international onshore drilling rig market. Global onshore drilling rig count is expected to increase by a compounded annual growth rate (CAGR) of 2.0% between 2014 and 2017 according to projections provided by the Spears & Associates Drilling and Production Outlook. We believe we are well-positioned to increase our penetration in this segment because of our experience in the U.S. onshore drilling rig market, our in-depth understanding of the needs of oil and gas customers, high quality of service and global data network infrastructure.

Global Average Active Onshore Rigs

Source: Spears & Associates Outlook. (A) Rest of world, excluding Russia and Central Asia

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

In 2012, we expanded our services to include systems integration solutions through the acquisition of Nessco Group Holdings Ltd. (Nessco), an Aberdeen-based international leader in the field of telecommunications systems integration for the oil and gas industry. Nessco has provided us with increased visibility in existing and future planned offshore fixed and floating production facilities.

In 2014, with the acquisition of Inmarsat’s Energy Broadband business, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide telecommunications systems integration business and a global L-band MSS retail energy business.

Additionally, we finalized an agreement with Inmarsat to be a distribution partner to deliver Inmarsat’s Global Xpress (GX) and L-band services to the energy sector worldwide.

Competitive Strengths

As a leading communications network infrastructure provider within the oil and gas industry, our competitive strengths include:

•	mission-critical services delivered by a trusted provider with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS global platform;

•	scalable systems using standardized equipment that leverage our global infrastructure;

•	customized systems integration solutions provided by expert systems engineers;

•	flexible, provider-neutral technology platform;

•	long-term relationships with leading companies in the oil and gas industry; and

•	the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication.

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

High-quality customer support with full-time monitoring and regional service centers: Our IP/MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2013, we had 32 service operations centers and warehouses to support and service our customers’ remote sites. A Global Network Operations Center located in Houston, Texas is staffed 24 hours per day, 365 days per year. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity. As of December 31, 2013, our onshore services were supported through a network of 12 field service centers and equipment depots, located in major oil and gas regions in the continental United States. Our onshore footprint allows us to respond with high quality same-day service for the shorter drilling cycles inherent in onshore drilling where rapid installation, decommissioning and repair services are required. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service centers.

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

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a significant amount of excess capacity to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to rigs and other remote sites located anywhere in the world. We install standardized equipment on each rig or remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install on each rig are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2013, we leased capacity from 32 satellites, and are co-located in 22 teleports and 20 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment on each rig, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment on each rig tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

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

The ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication: We have the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication. These modes of communication include wired, wireless satellite Ku, C, L and Ka bands as well as wireless WiMAX and Line-of-Sight (LOS) microwave. This range of communications solutions allows us to offer competitive and reliable communications solutions in a broad range of remote geographic locations where our customer base of leading global drilling, exploration and production and oilfield service customers operate. This helps us meet our customer’s requirements for choosing their provider(s) based on maximum reliability while factoring price.

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

Wi-Fi Hotspot and Internet Kiosk

We offer WiFi hotspot and Internet kiosk solutions that facilitate access to the Internet by rig-based personnel. This is advantageous for rig owners who seek to improve the quality of life for employees by providing Internet access in the living quarters, and for service companies that seek office-like connectivity for their technicians and engineers. The WiFi hotspot and Internet kiosk solutions provide ready access with a familiar user interface without requiring specialized equipment to connect to the service. These solutions are generally paid for by the business customer as a benefit to its remote employees.

SOIL (Secure Oil Information Link)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary extranet enabling oil companies and their counterparties, such as rig owners, service companies and application service providers, to connect and collaborate on a high-speed, secure and reliable basis. As of December 31, 2013, SOIL’s value-added services were being provided to more than 200 oil and gas operators, service companies and other industry suppliers throughout the North Sea region. These customers use our SOIL services to collaborate with partners and suppliers or for internal company communications. We intend to extend the SOIL network to our other geographic areas of high oil and gas drilling and production activity.

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

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. Our largest customer, Noble Corporation, accounted for approximately 9.2% of our total revenue for 2013.

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

Our primary global competitor in upstream oil and gas is Harris Corporation’s Harris Cap Rock Communications. In addition, there are a range of regional providers serving smaller customers. Specifically in our U.S. onshore operations, we also face competition from: wireless network providers; drilling instrumentation providers; living quarters companies; and other pure-play providers like us.

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

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services we provide. In the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (FCC). Regulation of the telecommunications industry continues to change rapidly. Some of our U.S. services are currently provided on a private carrier basis and are therefore subject to light or no regulation by the FCC and other federal, state and local agencies. If the FCC or one or more state public utility commissions determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to the Communications Act, associated FCC regulations, and similar state laws, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

Similarly, VoIP services that permit subscribers to send calls to and receive calls from the traditional telephone network, known as interconnected VoIP services, are generally subject to the regulatory authority of the FCC. If our services that include VoIP are determined to constitute interconnected VoIP, we will become subject to a number of regulatory requirements including obligations to pay into the Universal Service Fund and other federal program funds, accommodate the needs of disabled persons, protect customer proprietary network information, provide E911 services, report outages etc. Compliance with these requirements may involve significant costs, and we could be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

In 2014, we completed the purchase of Inmarsat’s energy broadband business which included substantial common-carrier type services, facilities and licenses, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and leases for wireless communications service licenses. RigNet also acquired authorization to provide intrastate telecommunications services in two states: Texas and Louisiana. As a result of these additional product and service offerings and the multiple licenses acquired from Inmarsat, RigNet may be subject to more expansive, and in some cases, more stringent regulation by the FCC and state public utility commissions than in the past. We are currently in the process of reevaluating our compliance obligations in light of the recent acquisition.

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

Employees

As of December 31, 2013, we had approximately 481 full time employees consisting of 42 employees in sales and marketing, 152 employees in finance and administration, 267 employees in operations and technical support and 20 employees in management.

Effective January 1, 2014 we initiated matching contributions in our 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s salary and 50% of each employee’s contribution between 2% and 6% of such employee’s salary, up to the maximum amount permitted by law.

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

Our continued organic growth has also been complimented by several strategic acquisitions which have expanded our service offerings. In 2012, we added systems integration solutions to our portfolio through the acquisition of Nessco, an Aberdeen-based international leader in the field of telecommunications systems integration for the oil and gas industry. In 2014, with the acquisition of Inmarsat’s Energy Broadband business, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners; VSAT interests in Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a worldwide telecommunications systems integration business; and a global L-band MSS retail energy business.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs;

•	our strategy;

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage; and

•	the costs associated with being a public company.

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

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward looking statements due to factors listed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

About Third-Party Information

In this report, the Company relies on and refers to information regarding industry data obtained from market research, publicly available information, industry publications, and other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and have not independently verified it.

Item 1A. Risk Factors

Our business has many risks. Factors that could materially affect our business, financial position, operating results or liquidity and the trading price of our common stock are described below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the Securities and Exchange Commission, or the SEC.

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

Our business depends on the oil and natural gas industry and particularly on the level of activity for oil and natural gas exploration, development and production. Demand for our remote communication services and collaborative applications depends on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the regions in which we operate or may operate. Our business will suffer if these expenditures decline. Our customers’ willingness to explore, develop and produce oil and natural gas depends largely upon prevailing market conditions that are influenced by numerous factors over which we have no control, including:

•	the supply and demand for oil and natural gas;

•	the supply and demand for drilling rigs and services;

•	oil and natural gas prices and expectations about future prices;

•	the expected rate of decline in production;

•	the discovery rate of new oil and gas reserves;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to influence and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East and other crude oil and natural gas producing regions or further acts of terrorism in the United States, or elsewhere;

•	the impact of changing regulations and environmental and safety rules and policies, including changes to regulations, rules and policies, following oil spills and other pollution by the oil and gas industry, and legislative and regulatory interest to limit or further regulate drilling and hydraulic fracturing activities;

•	advances in exploration, development and production technology;

•	the global economic environment;

•	the political and legislative framework governing the activities of oil and natural gas companies; and

•	the price and availability of alternative fuels.

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

Our ability to retain our existing customers depends on many factors, including:

•	our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	Our ability to successfully obtain additional financing for the continued operation and build-out of our systems and networks;

•	actual or perceived quality and coverage of our networks;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential customers;

•	our ability to access additional bandwidth;

•	our ability to attract, hire and maintain qualified personnel to meet customer’s needs;

•	our ability to maintain and develop new sites for the placement of our equipment to provide our services;

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new technologies, products and services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

Our industry is highly competitive and if we do not compete successfully, our business, financial condition and results of operations will be harmed.

The telecommunications industry is generally highly competitive, and we expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our services decrease, we will need to sell more services and/or reduce the per-site costs to improve or maintain our results of operations. Our primary global competitor has been Harris Corporation’s Harris Cap Rock Communications and most recently ITC Global, backed by a private equity investment firm, has announced its intent to expand its presence as a premier satellite communications service provider to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. Some of our competitors have longer operating histories, substantially greater financial and other resources for developing new solutions as well as for recruiting and retaining qualified personnel. Their greater financial resources may also make them better able to withstand downturns in the market, expand into new areas more aggressively or operate in developing markets without immediate financial returns. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations, and due to their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

Furthermore, competition may emerge from companies that we have previously not perceived as competitors or consolidation of our industry may cause existing competitors to become bigger and stronger with more resources, market awareness and market share. As we expand into new markets and geographic regions we may experience increased competition from some of our competitors that have prior experience or other business in these markets or geographic regions. In addition, some of our customers may decide to insource some of the communications services and managed services solutions that we provide, in particular our terrestrial communication services (e.g., terrestrial Line-of-Sight (LOS) transport, microwave, Worldwide Interoperability for Microwave Access, or WiMAX), which do not require the same level of maintenance and support as our other services. Our success will depend on our ability to adapt to these competitive forces, to adapt to technological advances, to develop more advanced products more rapidly and less expensively than our competitors, to continue to develop and deepen our global sales and business development network, and to educate potential customers about the benefits of using our solutions rather than our competitors’ products and services or in sourced solutions. Our failure to successfully respond to these competitive challenges could harm our business, financial condition and results of operations.

Our industry is characterized by rapid technological change, and if we fail to keep up with these changes or if access to telecommunications in remote locations becomes easier or less expensive, our business, financial condition and results of operations may be harmed.

The communications industry is characterized by rapid changes in technology, new evolving standards, emerging competition and frequent new product and service introductions. As an example of technological change that could impact our business, some remote communications providers are exploring the use of Ka-band satellite service, compared to our use of the Ku-band and C-band satellite space segment today. When this Ka-band service is made available, which is expected to be in 2014, we may have to adapt to its use, contracting with other satellite operators, which might impair our business if other providers are more successful in using Ka-band services to meet customer needs than us.

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

We have contractual commitments, under certain conditions, for the purchase of GX space segment, and in the event that the GX Ka band service does not perform as expected or is not accepted by our customers, we may not be able to resell the capacity or sales may be at prices that impair our margins and financial results.

We do not own, lease or operate satellites, and we acquire space segment capacity from various providers. Historically, we have purchased space segment, on a regional basis, in contract amounts up to $5.0 million, primarily C band and Ku band. We have historically had multiple contracts with each provider. We have recently entered into an agreement with Inmarsat to purchase, under certain conditions, up to $65.0 million of Ka segment on Inmarsat’s GX system over five years. This commitment is subject to a number of technical and other requirements, which if not met, reduce the company’s obligations below $65.0 million. This capacity is expected to come online in 2015 and is expected to supplement a portion of existing Ku and C band services. In the event that the new GX service does not perform as expected, is not accepted by a portion of our customers as expected or is not sold at acceptable prices, our margins and financial results could be adversely impacted. The GX system deployment will require capital expenditures to place new equipment with our customers, and if the GX system is not successful, we will not be able to earn the financial returns consistent with prior investments and our margins and financial results could be adversely impacted.

Our information systems and network are protected by certain security measures, and in the event that the security measures fail or are otherwise not adequate, our systems may be damaged which could harm our business, financial conditions and results of operations.

We have in place layered security systems designed to protect against certain events, including intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems. Events of this type might be caused by computer hacking, computer viruses, worms and other destructive or disruptive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our plant, equipment and data. In addition, we could be adversely affected by the theft, destruction, loss, misappropriation or release of confidential customer data or intellectual property. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers. In addition, the networks and information systems of our third-party service providers and our customers may be vulnerable to the events described above. Our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry standard security systems, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems. We may be required to expend significant resources to protect against these events or to alleviate problems, including reputational harm and litigation, caused by these events or the failure or inadequacy of our security systems, which could have a material adverse effect on our business, financial condition and results of operations.

Information technology infrastructure and security are critical to supporting our accounting and back office functions; failure of our information technology infrastructure to operate effectively could adversely affect our business, financial conditions and results of operations.

We depend heavily on information technology infrastructure to achieve our back office functions of accounting, invoicing, purchasing, requisitioning, performing management’s analysis of results and payroll. We continue to replace and enhance our information systems. If a problem occurs that impairs or compromises this infrastructure, including due to security breaches or malicious attacks, or during systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to perform accounting, invoice, process orders, protect sensitive data of the company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal claims or proceedings. Additionally, any such events could adversely harm our legal, accounting and compliance capabilities including but not limited to: our ability to timely file reports with the Securities and Exchange Commission (SEC); timely file financial statements required by certain statutes; timely file compliance reports with our lenders under our credit agreement; and timely file income taxes with the Internal Revenue Service (IRS), foreign taxing authorities, and with local taxing authorities.

The implementation of a new enterprise resource planning (ERP) system could cause disruption to the Company’s operations.

The Company is evaluating a new enterprise resource planning (ERP) system and expects that it could transition to a new system as early as January 1, 2015. The Company estimates that it may spend $5.0 – $6.0 million during the implementation of a new ERP. The Company anticipates that significant internal and external resources will be required. However, if the implementation of the ERP does not proceed as expected, it could negatively impact the Company’s current operating service levels, require additional resources and significant financial commitments, result in potential transition delays, impede the Company’s ability to order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on the financial position and the financial results of the Company.

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

Customers may switch service providers without incurring significant expense relative to the annual cost of the service, and our agreements generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, many of our customer agreements may be terminated by our customers for no reason and upon short notice. Terms of customer agreements typically vary with a range from call out work to three years, with some customer agreement terms as long as five years, and work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the customer agreements. If we are not able to retain our customers, we would not receive expected revenues and may continue to incur costs, such as costs to secure satellite bandwidth for such customers under agreements with third party satellite communication services providers which may not be as easily or as quickly terminated without penalty, resulting in harm to our business, financial condition and results of operations. The loss of a drilling contractor customer site can also limit or eliminate our ability to provide services to other customers on the affected drilling rigs.

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

The termination or non-renewal of our SOIL management agreement could negatively affect financial results we recognize from our SOIL operations.

The North Sea consortium of companies who collectively oversee SOIL have contracted with us to operate this private extranet for them. This North Sea consortium of companies may find alternatives to the SOIL service that could cause them to terminate or not renew the current SOIL service with us. If the consortium of companies choose to eliminate the SOIL service, find an alternative communications solution, or if they contract with another provider to manage SOIL operations, our financial results would be harmed.

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

A significant part of our operations and growth depends on third party providers delivering reliable communications connections, networks, equipment, maintenance, repair and satellite transponder capacity, subjecting our business, reputation and customer revenue to risks beyond our control, such as:

•	telecommunications failures;

•	saturation of communication connection points, networks and third-party facilities;

•	in-orbit risks for satellites including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris;

•	satellite manufacturing or control system errors ;

•	lack of communication service alternatives;

•	providing access to faulty equipment;

•	human error;

•	natural disasters;

•	unexpected equipment failure;

•	power loss;

•	labor strikes or work stoppages;

•	unauthorized access or security risks; and

•	sabotage or other intentional acts of vandalism.

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

Further, significant portions of the work performed under our systems integration contracts are reliant upon third-party suppliers for equipment and materials. If the amounts we are required to pay for equipment and supplies exceed what we have estimated, especially in a fixed-price systems integration contract, we may suffer losses on these contracts. If a supplier fails to provide supplies or equipment as required under a negotiated contract for any reason, or provides supplies or equipment that are not an acceptable quality, we may be required to source those supplies or equipment on a delayed basis or at a higher price than anticipated, which could impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications. These risks may be intensified if these suppliers experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the materials or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or a small number of contracted suppliers, there can be no assurance that the marketplace can provide these products in a timely basis, or at the costs we had anticipated. A failure by a supplier to comply with applicable laws, rules or regulations could negatively impact our business.

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

We receive a significant part of our revenue from a relatively small number of large customers. For the year ended December 31, 2013, Noble Corporation and Ensco plc represented approximately 9.2% and 5.6%, respectively, of our consolidated revenue. Similarly, for the year ended December 31, 2012, these two significant customers, Noble Corporation and Ensco plc, represented approximately 11.6% and 6.1%, respectively, of our consolidated revenue. If a material customer terminates or significantly reduces its business with us, our business, financial condition and results of operations would be materially harmed.

Bad weather in the Gulf of Mexico or other areas where we operate could harm our business, financial condition and results of operations.

Certain areas in and near the Gulf of Mexico and other areas in which our clients operate experience unfavorable weather conditions, including hurricanes and other extreme weather conditions, on a relatively frequent basis. A major storm or threat of a major storm in these areas may harm our business. Our clients’ drilling rigs, production platforms and other vessels in these areas are susceptible to damage and/or total loss by these storms, which may cause them to no longer need our communication services. Our equipment on these rigs, platforms or vessels could be damaged causing us to have service interruptions and lose business. Even the threat of a very large storm will sometimes cause our clients to limit activities in an area and thus harm our business. To the extent that changes in climate cause more turbulent weather, any increase in unfavorable weather conditions could impair satellite connectivity, cause more sites to be shut down and generally cause activities to be limited so that our business may be harmed. This risk is more pronounced for Line-of-Site (LOS) microwave service as there is a likely loss of service for multiple subsequent microwave sites in the network relay.

The microwave network acquired as part of the Inmarsat transaction is a Line-of-Site (LOS) systems and the failure of one site in the microwave network will likely lead to disruption of service for subsequent microwave sites in the network relay.

A Line-of-Site (LOS) system operates by relaying microwave communications from one microwave site to another that are within visible sight of another in a microwave relay leg. Although the company makes reasonable attempts to build redundancy into the microwave system, when a microwave site on a microwave relay is rendered inoperable subsequent dependent sites are also rendered inoperable. As such the risk of a microwave site being rendered inoperable by weather, technical failure or other means will likely cascade to other dependent microwave sites. We do not insure for loss of a microwave site or business interruption caused by the loss of such a site as we believe the cost of such insurance outweighs the risk of potential loss.

Any loss of a rig on which our equipment is located will likely lead to a complete loss of our equipment on that rig and a loss of the revenue related to that rig.

At the commencement of a new service contract for a rig, we generally install approximately $0.1 million to $0.6 million and as high as $1.0 million worth of equipment on each offshore drilling rig. If a rig were to sink or incur substantial damage for any reason, we would most likely lose all of our equipment. We do not insure for such losses as we believe the cost of such insurance outweighs the risk of potential loss. In addition to the loss of the equipment, we would likely lose the revenue related to that rig under the terms of most of our existing contracts. Also, we may be committed to paying the costs to secure satellite bandwidth for that rig under agreements with third party satellite communication providers even after the rig is no longer in service. Losses of rigs can occur as a result of catastrophic events such as hurricanes, fire or sinking. Such catastrophic events can occur without notice, but have historically been infrequent.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Some of our U.S. services are provided on a private carrier basis subject to light or no regulation by the Federal Communications Commission (FCC) and other federal, state and local agencies. If the FCC or one or more state public utility commissions determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to the Communications Act, associated FCC regulations, and similar state laws, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

In 2014, we completed the purchase of Inmarsat’s energy broadband business which included substantial common carrier type services, facilities and licenses, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and leases for wireless communications service licenses. RigNet also acquired authorization to provide intrastate telecommunications services in two states: Texas and Louisiana. As a result of these additional product and service offerings and the multiple licenses acquired from Inmarsat, RigNet may be subject to more expansive, and in some cases, more stringent regulation by the FCC and state public utility commissions than in the past. We are currently in the process of reevaluating our compliance obligations in light of the recent acquisition.

The following is a summary of the regulatory environment in which we currently operate and does not describe all present and proposed international, federal, state and local legislation and regulations affecting the communications industry, some of which may change the way the industry operates as a result of administrative or judicial proceedings or legislative initiatives. We cannot predict the outcome of any of these matters or the impact on our business.

As an evolving non-dominant international and domestic carrier under the Communications Act, as amended (the “Act”), among other requirements, RigNet must offer service on a nondiscriminatory basis at just and reasonable rates, pay various fees including contribution of a percentage of its revenues from telecommunications services to the FCC’s Universal Service Fund and other federal program funds to subsidize certain user segments, file various reports, (including outage reports), comply with rules that protect customer information and the processing of emergency calls, and obtain regulatory approval prior to withdrawing from the provision of regulated service or any assignment of authorization or any transfer of legal or actual control of the Company. RigNet is also subject to the Communications Assistance for Law Enforcement Act (CALEA) and associated FCC regulations which require telecommunications service providers and VoIP providers to configure their networks to facilitate electronic surveillance by law enforcement authorities.

As a wireless licensee, RigNet is subject to the statutory limits on the permissible amount of direct and indirect foreign ownership in RigNet’s subsidiary holding wireless licenses. On January 28, 2014, the FCC granted a declaratory ruling to RigNet SatCom, Inc. permitting foreign ownership in its parent, RigNet, Inc., in excess of the 25 percent foreign ownership benchmark in Section 310(b)(4) of the Act, 47 U.S.C. §310(b)(4). The declaratory ruling permits aggregate foreign ownership in RigNet, Inc. up to 100 percent and grants specific approval for Digital Oilfield Investments LP and its upstream owners to hold their current interests in RigNet, Inc. and to increase those interests up to a non-controlling 49.99 percent in RigNet, Inc. RigNet will need to obtain additional FCC approval before its foreign ownership may increase in a manner that exceeds the statutory limits and FCC rules and not otherwise specified in this ruling. Such approval will likely require additional review and approval from “Team Telecom,” a group of executive agencies with oversight over national security matters, including the Department of Justice and the Department of Defense. As a wireless licensee, among other regulatory requirements, RigNet is also required to comply with antenna registration requirements and seek prior FCC authority to expand, modify or renew the licenses for its wireless facilities.

Like the FCC, the state public utility commissions impose various regulatory fee, universal service, reporting and prior approval requirements for transfer or assignments. The FCC and state public utility commissions have jurisdiction to hear complaints regarding the compliance or non-compliance with these and other common carrier requirements of the Act and the FCC’s rules, and similar state laws.

If the FCC or a state public utility commission determines that RigNet has not complied with federal and/or state regulatory requirements, we may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, license revocation, or other penalties.

Our international operations are also regulated by various non-U.S. governments and international bodies. These regulatory regimes frequently require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards and requirements The adoption of new laws or regulations, changes to the existing regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, results of operations and financial condition.

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

We own, and maintain certain intellectual property assets, including copyright and trademarks, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of RigNet might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and services are distributed. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

We operate in over 45 countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

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

Many of the countries in which we operate have legal systems that are less developed and less predictable than legal systems in Western Europe or the United States. It may be difficult for us to obtain effective legal redress in the courts of some jurisdictions, whether in respect of a breach of law or regulation, or in an ownership dispute because of: (i) a high degree of discretion on the part of governmental authorities, which results in less predictability; (ii) a lack of judicial or administrative guidance on interpreting applicable rules and regulations; (iii) inconsistencies or conflicts between or within various laws, regulations, decrees, orders and resolutions; (iv) the relative inexperience of the judiciary and courts in such matters or (v) a predisposition in favor of local claimants against United States companies. Similarly, many of our contracts are governed by the laws of these countries, which may create both legal and practical difficulties in case of a dispute or conflict. We operate in regions where the ability to protect contractual and other legal rights may be limited. In addition, having to pursue arbitration or litigation in some countries may be more difficult or expensive than pursuing litigation in the United States.

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

We may incur additional expenses and not be able to comply with SEC reporting requirements related to conflict minerals

In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding a company’s use of conflict minerals. These new SEC rules could result in us incurring additional costs to document and perform supplier due diligence. As these rules will likely impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and or raw material prices could increase. We may also have difficulty verifying the supply of conflict minerals to their source and, therefore, may not be able to comply with the SEC’s conflict minerals reporting requirement.

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

A proceeding pending before the FCC has the potential to significantly alter our Universal Service Fund, or USF, contribution obligations. The FCC is considering changing the basis upon which USF contributions are determined from a revenue percentage measurement, as well as increasing the breadth of the USF contribution base to include certain services now exempt from contribution. Adoption of these proposals could have a material adverse effect on our costs of providing service. We are unable to predict the timing or outcome of this proceeding.

We cannot predict the application and impact of changes to the federal or state universal service fund contribution requirements on the communications industry generally and on certain of our business activities in particular. We are currently reassessing the nature and extent of our federal and state universal service fund obligations by taking into consideration the acquisition of the legacy Inmarsat Energy Broadband assets. If the FCC or any state determines that we have incorrectly calculated or failed to remit any required universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Changes in the federal or state universal service fund requirements or findings that we have not met our obligations could materially increase our universal service fund contributions and have a material adverse effect on our business, financial condition and results of operations.

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

Acquisitions, such as our recent acquisition of Inmarsat plc’s energy broadband business and our acquisition of Nessco in 2012, bring new risks that could adversely affect our business and operations.

We expect to acquire and have a history of acquiring businesses, assets, technologies or products to enhance our business in the future if appropriate opportunities become available. In connection with any future acquisitions, we could:

•	issue additional equity securities which would dilute our current stockholders;

•	incur substantial debt to fund the acquisitions; or

•	assume significant liabilities.

Acquisitions, such as our recent acquisition of Inmarsat plc’s energy broadband business and our acquisition of Nessco in 2012, involve numerous risks, including problems integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core business, adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers, risks associated with entering markets and business lines in which we have no or limited prior experience and potential loss of key employees. We may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale and cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business.

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

The purchase of Inmarsat Energy Broadband assets brings risks that could adversely affect our business and operations.

Any problems integrating the expanded services and technologies acquired in this transaction could adversely impact our financial results. These expanded services and technologies include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide telecommunications systems integration business and a global L-band MSS retail energy business. Integrating these services and technologies may take considerable expense and management time.

Additionally we must integrate accounting and controls for the Inmarsat Energy Broadband assets. We did not acquire an accounting function as part of this transaction and must internally integrate accounting processes, procedures and controls for the assets purchased. Additionally we must perform a purchase price allocation which may require us to record goodwill, non-amortizable intangible assets that will be subject to impairment testing on a regular basis and potential periodic impairment charges, incur amortization expenses related to certain intangible assets and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. Integrating the accounting for this transaction may take considerable expense and management time.

If we fail in our integration efforts with respect to the Inmarsat Energy Broadband asset acquisition and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially harmed.

The systems integration line of service acquired through the 2012 purchase of Nessco and 2014 purchase of Inmarsat Energy Broadband assets brings risks that could adversely affect our business and operations.

To sustain results from our systems integration business, we must maintain a backlog or pipeline of future projects. Demand for systems integration projects is dependent on the capital expenditure budgets for systems integration projects of our customers in the global business of exploration, development and production of oil and natural gas. Reductions in our customer’s capital expenditure budgets for systems integration projects can have an adverse impact on our financial results.

A large portion of our systems integration profits and revenues are accounted for under the percentage of completion methodology which has unique risks described above in risk “Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.”

A large portion of systems integration projects are fixed price contract. If we fail to successfully keep costs to the budgeted margin and be able to pay for equipment, supplies and labor at budgeted costs and in a timely manner we may suffer losses.

We may incur substantial due diligence and acquisition costs for acquisitions. If we do not close a transaction, we may not be able to obtain a return on the due diligence and acquisition costs.

During the course of evaluating potential acquisition opportunities we may incur substantial due diligence and acquisition costs related to certain financial analysis, consulting, legal, investment banking and accounting fees. If we do not close a transaction, we may not be able to recoup these due diligence and acquisition costs through the expected return on investment from the potential acquisition opportunity. This may have an adverse impact on financial results.

If during our due diligence of an acquisition opportunity we do not discover legal, regulatory, accounting, finance or other adverse matter and close on the acquisition, it may have an adverse impact on financial results and the ability to operate an acquisition as part of a combined entity.

During our due diligence of an acquisition opportunity we attempt to identify legal, regulatory, financial or accounting problems that may prevent a successful integration that may include but are not limited to: Foreign Corrupt Practice Act (FCPA) matters, regulatory hurdles, fraudulent legal financial and accounting representations of the business to be purchased, undisclosed side agreements, undisclosed liabilities, potential liabilities, commitments, contingencies, future cash outflows, identity and role of key employees, state of customer relationships, major contractual arrangements and going-concern issues. If we do not discover material adverse legal, regulatory, accounting, finance or other matters and close, it may adversely impact financial results and the ability to operate as a combined entity.

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

Our credit agreement places financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.

The operating and financial restrictions and covenants in our credit agreement restrict, and any future financing agreements could restrict, our ability to finance future operations or capital needs or to engage, expand or pursue our business activities.

For example, our credit agreement restricts our ability to, among other things:

•	dispose of property;

•	enter into a merger, consolidate or acquire capital in or assets of other entities;

•	incur additional indebtedness;

•	incur liens on property;

•	make certain investments;

•	enter into transactions with affiliates;

•	pay cash dividends; and

•	enter into sales and lease back transactions.

These limitations are subject to a number of important qualifications and exceptions. Our credit agreement also requires us to maintain specified financial ratios. Our compliance with these provisions may materially adversely affect our ability to react to changes in market conditions, take advantage of business opportunities we believe to be desirable, obtain future financing, fund needed capital expenditures, finance acquisitions, equipment purchases and development expenditures, or withstand a future downturn in our business.

Our ability to comply with the covenants and restrictions contained in our credit agreement may be affected by events beyond our control. If market or other economic conditions deteriorate, our ability to comply with these covenants may be impaired. If we violate any of the restrictions, covenants, ratios or tests in our credit agreement, a significant portion of our indebtedness may become immediately due and payable, and our lenders’ commitment to make further loans to us may terminate. We might not have, or be able to obtain, sufficient funds to make these accelerated payments. Even if we could obtain alternative financing, that financing may not be on terms that are favorable or acceptable to us. If we are unable to repay amounts borrowed, the holders of the debt could initiate a bankruptcy proceeding or liquidation proceeding against the collateral. In addition, our obligations under our credit agreement are secured by substantially all of our assets and if we are unable to repay our indebtedness under our credit agreement, the lenders could seek to foreclose on our assets.

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

During the year ended December 31, 2013, 36.4% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

One of our stockholders could exert control over our Company.

As of February 28, 2014, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 28.4% of our outstanding voting power. As a result, this stockholder could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of this stockholder may not always coincide with the interests of the other holders of our common stock.

We have entered into a standstill agreement with Digital Oilfield Investments LP, or Digital, an affiliate of KKR, that prevents Digital and any of its affiliates engaged in the private equity business of KKR from taking certain actions through August 26, 2016, including participating in any sale transaction or tender offer that is not approved by our Board or any proposal to seek representation on our Board in excess of one board member or otherwise seeking to control or influence our management, Board or policies. There is no restriction, however, on Digital’s or KKR’s ability to vote against a sale transaction that is approved by our Board.

Upon expiration of the term of the standstill agreement, there will no longer be restrictions on Digital’s or KKR’s ability to buy additional shares, vote or participate in sale transactions or tender offers or otherwise control or influence our management, Board or policies. As a result, KKR will have the ability to exert influence on our management and operations, and matters requiring approval of its stockholders, including the approval of significant corporate transactions, such as a merger or other sale of us or our assets.

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

From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors (the “contingent purchase price”). The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the future contingent purchase price is higher than the amount accrued, then the difference must be accrued and charged to the statement of comprehensive income in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations. There are no purchase price contingencies outstanding as of December 31, 2013.

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

The trading price of our common stock has been and may continue to be volatile and may not reflect our actual operations and performance.

Market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by Nasdaq. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts expectations or prior company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on our stock price; changes in the valuation of our deferred tax assets;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base;

•	announcements by us or our competitors of acquisitions, new products, technologies, significant;

•	our GX commitment;

•	disruption to our operations or those of other companies critical to our network operations;

•	market speculation or announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions, in our common stock;

•	any significant change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

Our headquarters are located in Houston, Texas. We lease our headquarters facility, which comprises approximately 34,611 square feet of office space. The term of this lease runs through September 12, 2015. We also own a custom built, 3,000 square foot facility in Aberdeen, Scotland through which we provide, among other services, our systems integration solutions and that serves as one of our regional offices.

We have other regional offices under lease in Lafayette, Louisiana; Stavanger, Norway; Doha, Qatar and Singapore, and additional leased offices, warehouses and service centers in the United States, Brazil, Nigeria, Malaysia, Australia, United Arab Emirates and Saudi Arabia. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RigNet’s common stock, $0.001 par value, is traded on the NASDAQ Global Select Market (NASDAQ), under the ticker symbol RNET and began trading on December 15, 2010.

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low
Year Ended December 31, 2013
Fourth Quarter	$47.93	$35.61
Third Quarter	$37.51	$24.99
Second Quarter	$26.53	$22.88
First Quarter	$24.94	$19.56
Year Ended December 31, 2012
Fourth Quarter	$20.65	$17.35
Third Quarter	$19.30	$16.90
Second Quarter	$18.48	$15.20
First Quarter	$18.13	$15.81
Year Ended December 31, 2011
Fourth Quarter	$16.74	$14.52
Third Quarter	$17.50	$13.37
Second Quarter	$20.08	$15.50
First Quarter	$18.82	$13.22
Year Ended December 31, 2010
Fourth Quarter (From December 15, 2010)	$13.70	$12.55

There were approximately 95 holders of RigNet’s common stock on record as of February 28, 2014.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 15, 2010 (the first day our stock began trading on NASDAQ) through December 31, 2013, with the cumulative total return on the NASDAQ Composite Index, the PHLX Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 15, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
RigNet, Inc. (1)	$100	$109	$133	$163	$382
NASDAQ	$100	$101	$100	$115	$160
Oil Service Sector	$100	$104	$92	$93	$119
NASDAQ Telecommunications	$100	$102	$89	$91	$113

(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sales occurred.

Investors are cautioned against drawing any conclusions from the data contained in the graph as past results are not necessarily indicative of future performance.

Notwithstanding anything to the contrary set forth in any of the Company’s previous or future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate this Annual Report on Form 10-K or future filings with the SEC, in whole or in part, the preceding performance information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or incorporated by reference into any filing except to the extent this performance presentation is specifically incorporated by reference therein.

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

Our continued organic growth has also been complimented by several strategic acquisitions which have expanded our service offerings. In 2012, we added systems integration solutions to our portfolio through the acquisition of Nessco, an Aberdeen-based international leader in the field of telecommunications systems integration for the oil and gas industry. In 2014, with the acquisition of Inmarsat’s Energy Broadband business, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide telecommunications systems integration business and a global L-band MSS retail energy business.

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:
Revenue	$220,710	$161,669	$109,355	$92,921	$80,936

Expenses:
Cost of revenue (excluding depreciation and amortization)	118,881	81,071	48,645	42,479	35,165
Depreciation and amortization	21,049	17,534	14,584	14,983	12,554
Impairment of goodwill	—	—	—	—	2,898
Selling and marketing	3,785	3,081	2,276	2,103	2,187
General and administrative	48,770	37,184	26,960	20,756	16,444

Total expenses	192,485	138,870	92,465	80,321	69,248

Operating income	28,225	22,799	16,890	12,600	11,688
Interest expense	(2,283)	(1,552)	(1,249)	(1,618)	(5,146)
Other income (expense), net	(240)	(493)	613	(399)	304
Change in fair value of preferred stock derivatives	—	—	—	(17,190)	(21,009)

Income (loss) before income taxes	25,702	20,754	16,254	(6,607)	(14,163)
Income tax expense	(9,158)	(8,733)	(6,502)	(8,669)	(5,457)

Net income (loss)	16,544	12,021	9,752	(15,276)	(19,620)
Less: Net income attributable to:
Non-redeemable, non-controlling interest	208	139	234	292	292
Redeemable, non-controlling interest	—	—	—	25	10

Net income (loss) attributable to RigNet, Inc. stockholders	$16,336	$11,882	$9,518	$(15,593)	$(19,922)

Net income (loss) attributable to RigNet, Inc. common stockholders	$16,336	$11,882	$9,518	$(18,807)	$(22,118)

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$1.00	$0.76	$0.62	$(3.38)	$(4.16)

Diluted	$0.93	$0.70	$0.57	$(3.38)	$(4.16)

Weighted average shares outstanding:
Basic	16,268	15,591	15,387	5,571	5,312

Diluted	17,557	17,017	16,814	5,571	5,312

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$101,829	$80,598	$60,710	$50,442	$45,771

Adjusted EBITDA	$56,178	$43,583	$33,456	$29,740	$29,093

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$59,822	$59,744	$53,106	$50,435	$11,379
Restricted cash—current portion	509	987	—	2,500	2,500
Restricted cash—long-term portion	1,321	1,809	—	7,500	7,500
Total assets	238,803	215,932	140,922	129,785	88,810
Current maturities of long-term debt	8,388	9,422	8,735	8,655	8,664
Long-term debt	51,175	51,871	14,785	23,484	21,022
Long-term deferred revenue	621	302	457	325	348
Preferred stock derivatives	—	—	—	—	30,446
Preferred stock	—	—	—	—	17,333

Non-GAAP Financial Measures

Generally accepted accounting principles, or GAAP, defines gross profit as revenue less cost of revenue, and includes in costs of revenue depreciation and amortization expenses related to revenue-generating long-lived and intangible assets. We define Gross Profit (excluding depreciation and amortization) as revenue less cost of revenue (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit as we do not include the impact of depreciation and amortization expenses related to revenue-generating long-lived and intangible assets which represent non-cash expenses. We use this measure to evaluate operating margins and the effectiveness of cost management.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Gross Profit to Gross Profit (excluding depreciation and amortization):
Gross profit	$81,950	$63,964	$46,890	$36,053	$33,130
Depreciation and amortization related to cost of revenue	19,879	16,634	13,820	14,389	12,641

Gross Profit (excluding depreciation and amortization)	$101,829	$80,598	$60,710	$50,442	$45,771

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, stock-based compensation and IPO or merger/acquisition costs and related bonuses. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The table below provides a reconciliation of this non-GAAP financial measure to net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income	$16,544	$12,021	$9,752	$(15,276)	$(19,620)
Interest expense	2,283	1,552	1,249	1,618	5,146
Depreciation and amortization	21,049	17,534	14,584	14,983	12,554
Impairment of goodwill	—	—	—	—	2,898
(Gain) loss on sales of property, plant and equipment, net of retirements	66	(131)	(165)	294	111
Change in fair value of preferred stock derivatives	—	—	—	17,190	21,009
Stock-based compensation	2,963	2,502	1,534	437	277
Acquisition / IPO costs	4,115	1,372	—	1,825	1,261
Income tax expense	9,158	8,733	6,502	8,669	5,457

Adjusted EBITDA (non-GAAP measure)	$56,178	$43,583	$33,456	$29,740	$29,093

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

We enable our customers to deliver voice, fax, video and data, in real-time, between remote sites and home offices throughout the world while we manage and operate the infrastructure from our land-based network operations center. We serve offshore drilling rigs and production platforms, land rigs and remote locations including offices and supply bases, in approximately 45 countries on six continents.

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

•	Americas. Our Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Americas segment services are performed out of our United States and Brazil based offices for customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•	Europe/Africa. Our Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites, as well as, systems integration projects. Our Europe/Africa segment services are performed out of our Norway and United Kingdom based offices for customers and rig sites located primarily off the coasts of the United Kingdom, Norway and West Africa. Our Europe/Africa segment also provides system integration services for both onshore and offshore customers in the oil and gas industry including drilling rigs and production facilities.

•	Middle East/Asia Pacific (MEAP). Our MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. Our MEAP segment services are primarily performed out of our Qatar and Singapore based offices for customers and rig sites located primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for systems integration projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability increases at a site as we add customers and value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On January 31, 2014, we executed an agreement that closed the acquisition of Inmarsat’s Energy Broadband business including working capital for a total cash consideration in the agreement of $25.0 million. Under the terms of the deal, Inmarsat plc (LSE: ISAT.L) sold to us substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business. The energy business includes assets, employees, contracts and working capital.

We financed the transaction with borrowings under our new credit facility announced on October 3, 2013, and existing cash.

For the year ended December 31, 2013, we spent $4.1 million on acquisition-related costs in connection with this acquisition, which are reported as general and administrative expense in our consolidated financial statements.

Additionally, on January 31, 2014, we finalized an agreement with Inmarsat to be a distributor of Inmarsat’s Global Xpress (GX) and L-band satellite communications network services, which will enable us to offer the next-generation satellite services to existing and new customers in the global energy sector worldwide. We have agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. We expect to utilize GX and L-band services across our own business as well as that of the acquired Energy Broadband business.

Known Trends and Uncertainties

Uncertainties that could impact profitability include oil and gas market trends (exploration and development plans and capital expenditures of that industry), service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, export restrictions, licenses and other trade barriers. These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations.

Uncertainties that could impact operating cash flows include the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs.

We cannot predict the ultimate outcome of the OFAC and BIS investigation (described in this Item under the heading “Regulatory Matter”), the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

We review all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. As of December 31, 2013, the amount of unbilled revenue related to systems integration projects was $7.2 million. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period. The full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the consolidated balance sheet, respectively.

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess property, plant and equipment for impairment when events indicate the carrying value exceeds fair value. Maintenance and repair costs are charged to expense when incurred. During the year ended December 31, 2013, we impaired fixed assets by $0.5 million related to the loss of a certain customer. We have reached a legal settlement with said customer which reimburses us for the cost of impaired equipment.

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp),and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangibles assets. Goodwill is reviewed for impairment annually, as of July 31st, with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

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

We recorded no goodwill impairments in 2013, 2012 or 2011. As of July 31, 2013, our latest completed goodwill impairment testing date, the fair values of our reporting units are in excess of their carrying values. As such, the test resulted in no impairment and no additional impairment indicators have been identified through December 31, 2013.

During our annual July 31, 2013 impairment test the fair value of goodwill held by our U.S. Land reporting unit, in our Americas reportable segment, exceeded carrying value by 11.1%. As of December 31, 2013, the goodwill balance held by our U.S. Land reporting unit was $10.9 million. Any future downturn in our U.S. Land business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Stock-Based Compensation

We have three stock-based compensation plans; the 2010 Omnibus Incentive Plan (2010 Plan), the RigNet, Inc. 2006 Long-Term Incentive Plan (2006 Plan) and the RigNet Inc. 2001 Performance Stock Option Plan (2001 Plan). All equity instruments granted under either the 2001 Plan or the 2006 Plan are settled in stock. All equity instruments currently outstanding under the 2010 Plan will be settled in stock, however future awards granted subsequent to December 31, 2013 may be settled in stock or cash and may be classified as equity or liability instruments, as determined by the type of award granted.

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

Taxes

Current income taxes are determined based on the tax laws and rates in effect in the jurisdictions and countries that the Company operates in and revenue is earned. Deferred income taxes reflect the tax effect of net operating losses, foreign tax credits and the tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. U.S Federal deferred tax liabilities are recorded for the unremitted earnings of foreign subsidiaries that are not permanently reinvested, net of potential foreign tax credits; otherwise, no U.S. Federal deferred taxes are provided on foreign subsidiaries. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In October 2013, Norway passed a regulation to limit the deduction of interest on related party debt. We expect this tax law change will negatively affect our estimated annual effective tax rate for 2014 by approximately 3.0%. In addition, Norway and the United Kingdom’s corporate income tax rates are decreasing 1.0% and 2.0%, respectively in 2014.

New Accounting Pronouncements

No standard implemented during 2013 or 2012 had a material effect on our financial position, cash flow or results of operation. See our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2012 to	2011 to
	2013	2012	2011	2013	2012
	(in thousands, except percentages)
Revenue	$220,710	$161,669	$109,355	36.5%	47.8%

Expenses:
Cost of revenue (excluding depreciation and amortization)	118,881	81,071	48,645	46.6%	66.7%
Depreciation and amortization	21,049	17,534	14,584	20.0%	20.2%
Selling and marketing	3,785	3,081	2,276	22.8%	35.4%
General and administrative	48,770	37,184	26,960	31.2%	37.9%

Total expenses	192,485	138,870	92,465	38.6%	50.2%

Operating income	28,225	22,799	16,890	23.8%	35.0%
Other expense, net	(2,523)	(2,045)	(636)	23.4%	221.5%

Income before income taxes	25,702	20,754	16,254	23.8%	27.7%
Income tax expense	(9,158)	(8,733)	(6,502)	4.9%	34.3%

Net income	16,544	12,021	9,752	37.6%	23.3%
Less: Net income attributable to non-controlling interests	208	139	234	49.6%	(40.6)%

Net income attributable to RigNet, Inc. stockholders	$16,336	$11,882	$9,518	37.5%	24.8%

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$101,829	$80,598	$60,710	26.3%	32.8%
Adjusted EBITDA	$56,178	$43,583	$33,456	28.9%	30.3%

Our business operations are managed through three reportable operating segments: Americas, Europe/Africa and Middle East/Asia Pacific. The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2012 to	2011 to
	2013	2012	2011	2013	2012
	(in thousands, except percentages)
Americas:
Revenue	$54,221	$49,881	$41,517	8.7%	20.1%
Cost of revenue (excluding depreciation and amortization)	25,062	22,598	20,484	10.9%	10.3%

Gross Profit (non-GAAP measure)	29,159	27,283	21,033	6.9%	29.7%
Depreciation and amortization	7,149	7,409	6,743	(3.5)%	9.9%
Selling, general and administrative	7,847	7,385	7,894	6.3%	(6.4)%

Americas operating income	$14,163	$12,489	$6,396	13.4%	95.3%

Europe/Africa:
Revenue	$103,678	$65,205	$34,371	59.0%	89.7%
Cost of revenue (excluding depreciation and amortization)	65,694	37,385	13,168	75.7%	183.9%

Gross Profit (non-GAAP measure)	37,984	27,820	21,203	36.5%	31.2%
Depreciation and amortization	7,603	5,073	3,053	49.9%	66.2%
Selling, general and administrative	8,980	7,559	5,411	18.8%	39.7%

Europe/Africa operating income	$21,401	$15,188	$12,739	40.9%	19.2%

Middle East/Asia Pacific:
Revenue	$62,811	$46,583	$33,784	34.8%	37.9%
Cost of revenue (excluding depreciation and amortization)	22,701	17,113	12,335	32.7%	38.7%

Gross Profit (non-GAAP measure)	40,110	29,470	21,449	36.1%	37.4%
Depreciation and amortization	5,467	5,010	4,968	9.1%	0.8%
Selling, general and administrative	7,025	4,331	3,558	62.2%	21.7%

Middle East/Asia Pacific operating income	$27,618	$20,129	$12,923	37.2%	55.8%

Note: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2013 and 2012

Revenue. Revenue increased by $59.0 million, or 36.5%, to $220.7 million for the year ended December 31, 2013 from $161.7 million for the year ended December 31, 2012. This increase includes an increase of $28.9 million of revenue contributed by Nessco and is included in the Europe/Africa Segment. Exclusive of Nessco, the revenue increased in each of our reportable segments. Americas revenue increased $4.3 million, or 8.7%. Europe/Africa revenue increased $38.5 million, or 59.0%, including an increase of 28.9 million contributed by Nessco. Exclusive of Nessco Europe/Africa revenue increased $9.6 million, or 22.9%. MEAP revenue increased $16.2 million, or 34.8%. These increases are primarily due to increases in sites served and increased revenue-per-site resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for systems integration projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Cost of revenue increased by $37.8 million, or 46.6%, to $118.9 million for the year ended December 31, 2013 from $81.1 million for the year ended December 31, 2012. This increase includes an increase of $20.7 million of costs incurred by Nessco. Exclusive of Nessco, cost of revenue increased by $17.1 million, primarily due to incremental network services and capacity required to serve the increased sites and bandwidth upgrades across all segments.

Gross Profit (excluding depreciation and amortization) increased by $21.2 million, or 26.3%, to $101.8 million for the year ended December 31, 2013 from $80.6 million for the year ended December 31, 2012. This increase includes an increase of $8.2 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 53.6%, for the year ended December 31, 2013 compared to 55.9% for the year ended December 31, 2012. This decrease is primarily attributable to increased costs of bandwidth capacity associated with increased site counts, bandwidth upgrades and increased project lead-time.

Depreciation and Amortization. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Depreciation and amortization expenses increased by $3.5 million, or 20.0%, to $21.0 million for the year ended December 31, 2013 from $17.5 million for the year ended December 31, 2012. Amortization expense increased due to the intangible assets purchased in the Nessco acquisition. Additionally, depreciation expense increased due to continued increases in our capital expenditures, which support our growing operations.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. Selling and marketing expenses increased by $0.7 million, or 22.8%, to $3.8 million for the year ended December 31, 2013 from $3.1 million for the year ended December 31, 2012.

General and Administrative. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions. General and administrative expenses increased by $11.6 million, or 31.2%, to $48.8 million for the year ended December 31, 2013 from $37.2 million for the year ended December 31, 2012. This increase includes an increase of $0.9 million in costs incurred by Nessco during 2013. Excluding Nessco, general and administrative costs increased $10.7 million primarily due to increased compensation resulting from headcount additions and increased stock-based compensation, costs related to the acquisition of Inmarsat’s Energy Broadband business that closed on January 31, 2014, and a contingent liability and related legal costs reserved for potential violations of U.S. sanctions regulations (see “Regulatory Matter” section below).

Income Tax Expense. Our effective income tax rate was 35.6% and 42.1% for the years ended December 31, 2013 and 2012, respectively. Our effective tax rates are affected by factors including fluctuations in income across international jurisdictions with varying tax rates, changes in the valuation allowance related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves. See Note 14 — “Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2012 and 2011

Revenue. Revenue increased by $52.3 million, or 47.8%, to $161.7 million for the year ended December 31, 2012 from $109.4 million for the year ended December 31, 2011. This increase included $23.4 million of revenue contributed by Nessco during the year ended December 31, 2012 and was included in the Europe/Africa segment. Exclusive of Nessco, revenue increased in each of our reportable segments. Americas revenue increased $8.6 million, or 20.6%, Europe/Africa revenue increased $7.4 million, or 21.5% and MEAP revenue increased $12.8 million, or 37.9%. The increases were primarily due to increases in site counts and increased revenue-per-site resulting from bandwidth upgrades and additional value-added services provided.

Cost of Revenue. Costs increased by $32.5 million, or 66.7%, to $81.1 million for the year ended December 31, 2012 from $48.6 million for the year ended December 31, 2011. This increase included $20.1 million of costs incurred by Nessco during the year ended December 31, 2012. Exclusive of Nessco, cost of revenue increased by $12.4 million primarily due to incremental satellite charges and capacity required to serve the increased site counts.

Gross Profit (excluding depreciation and amortization) increased by $19.9 million, or 32.8%, to $80.6 million for the year ended December 31, 2012 from $60.7 million for the year ended December 31, 2011. This increase included $3.3 million of Gross Profit (excluding depreciation and amortization) contributed by Nessco during the year ended December 31, 2012. Excluding Nessco, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 55.9%, for the year ended December 31, 2012 compared to 55.5% for the year ended December 31, 2011. This increase was primarily attributable to efficiencies in our management of bandwidth capacity.

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

General and Administrative. General and administrative expenses increased by $10.2 million, or 37.9%, to $37.2 million for the year ended December 31, 2012 from $27.0 million for the year ended December 31, 2011. This increase included $2.4 million of costs contributed by Nessco during the year ended December 31, 2012. Exclusive of Nessco, general and administrative expenses increased $7.8 million during 2012. This increase was primarily due to increases in (i) technical personnel to support growth initiatives, (ii) costs related to the Nessco acquisition, (iii) costs related to legal entity restructuring activities designed to allow more efficient and better optimization of our global cash and (iv) other professional fees related to efforts to strengthen our internal control over financial reporting.

Other Income (Expense). Other income (expense) netted to an expense of $2.0 million for the year ended December 31, 2012 from a net expense of $0.6 million for the year ended December 31, 2011. This was an increased expense of $1.4 million, or 221.5% for 2012. This increased expense was primarily due to increased interest expense resulting from our July 2012 amendment to our term loan agreement which increased the principal balance of our long-term debt by $47.2 million.

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

At December 31, 2013, we had working capital of $77.6 million, including cash and cash equivalents of $59.8 million, current restricted cash of $0.5 million, accounts receivable of $45.4 million and other current assets of $14.2 million, offset by $13.7 million in accounts payable, $12.9 million in accrued expenses, $8.4 million in current maturities of long-term debt, $4.4 million in tax related liabilities and $2.9 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $19.2 million to $30.2 million due to continued increase of sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise.

We financed the January 31, 2014 purchase of Inmarsat’s Energy Broadband business with borrowings under our new credit facility announced on October 3, 2013, and existing cash.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities and availability under our undrawn credit facility. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. land rig count trends, projected oil and natural gas prices, contracted and available satellite bandwidth and the additional operations acquired from the purchase of Inmarsat’s Energy Broadband business.

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,744	$53,106	$50,435
Net cash provided by operating activities	28,045	32,255	16,592
Net cash used in investing activities	(28,844)	(66,763)	(8,996)
Net cash provided by (used in) financing activities	3,202	37,707	(4,310)
Changes in foreign currency translation	(2,325)	3,439	(615)

Cash and cash equivalents, December 31,	$59,822	$59,744	$53,106

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2013, 2012 and 2011, 63.6%, 68.1% and 79.5% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $28.0 million for the year ended December 31, 2013 compared to $32.3 million for the year ended December 31, 2012. The decrease in cash provided by operating activities during 2013 of $4.3 million was primarily due to the timing of collections of our accounts receivable, changes in our prepaid expenses due to systems integration projects partially offset by increased profitability of our core operations.

Net cash provided by operating activities was $32.3 million for the year ended December 31, 2012 compared to $16.6 million for the year ended December 31, 2011. The increase in cash provided by operating activities during 2012 of $15.7 million was primarily due to to the increased profitability of our core operations, changes in our tax liabilities and the timing of collections of our accounts receivable.

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

Investing Activities

Net cash used in investing activities was $28.8 million, $66.8 million and $9.0 million in the years ended December 31, 2013, 2012 and 2011, respectively. Of these amounts $30.2 million, $21.9 million, and $19.2 million, respectively, were for capital expenditures, an increase of $8.3 million and $2.7 million for the years ended December 31, 2013 and 2012, respectively, compared to each of the respective prior periods. We expect capital expenditures to continue this growth during 2014 primarily resulting from growth opportunities arising from increasing demand for deepwater drilling.

For the year ended December 31, 2013, net cash used in investing activities also included a decrease in restricted cash of $1.0 million due to lower levels of required restricted cash for our performance bonds. For the year ended December 31, 2012, net cash used in investing activities also included cash used of $42.6 million for the acquisition of Nessco, and an increase in restricted cash of $2.7 million related to Nessco performance bonds.

Financing Activities

Net cash provided by (used in) financing activities was $3.2 million, $37.7 million and $(4.3) million in the years ended December 31, 2013, 2012 and 2011, respectively. Cash provided by financing activities during the year ended December 31, 2013 was attributable to $5.5 million in borrowings in connection with the amendment of our term loan and $5.0 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. This inflow was partially offset by $7.2 million of principal payments on our long-term debt. Cash provided by financing activities during the year ended December 31, 2012 was attributable to the $47.2 million increase in the principal balance of our long term debt, which was partially offset by $9.2 million of principal payments on our long-term debt.

Credit Agreement

The Company has a $60.0 million term loan and $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The term loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the year ended December 31, 2013 was 2.8%, with an interest rate of 1.9% at December 31, 2013. The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2013, the outstanding principal amount of the term loan was $60.0 million.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At December 31, 2013, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under revolving facility carries an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of December 31, 2013, no draws have been made on the facility.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2013, we had contractual obligations and commercial commitments as follows:

	Total	2014	2015 – 2016	2017 – 2018	2019 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$59,321	$8,362	$16,811	$34,148	$—
Equipment notes	242	26	56	160	—
Interest (1)	3,687	1,059	1,629	999	—
Operating leases	3,709	1,732	1,488	276	213
Commercial Commitments:
Satellite and network services	36,276	20,792	14,276	1,208	—

	$103,235	$31,971	$34,260	$36,791	$213

(1)	Computed on the expected outstanding principle balance through the term of the loan, at the interest rate in effect at December 31, 2013.

As of December 31, 2013, the Company’s other noncurrent liabilities in the Consolidated Balance Sheet consist primarily of deferred tax liabilities ($0.7 million), gross unrecognized tax benefits ($13.2 million) and the related gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

Regulatory Matter

Our internal compliance program has detected potential violations of U.S. sanctions regulations by one of our foreign subsidiaries in connection with certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. We estimate that we received total revenue of approximately $0.1 million during the period related to the potential violations. These countries are subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to these countries administered by BIS. Our customers that are not based in the U.S. are not subject to the same restrictions on operating in these countries as we are, but we are prohibited from providing services or facilitating the provision of services to their rigs in transit to or while operating in a sanctioned country.

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

We incurred legal expenses of $1.0 million in connection with the investigation as of December 31, 2013. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

The following table presents a reconciliation of gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Gross profit	$81,950	$63,964	$46,890
Depreciation and amortization related to cost of revenue	19,879	16,634	13,820

Gross Profit (excluding depreciation and amortization)	$101,829	$80,598	$60,710

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA.

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income	$16,544	$12,021	$9,752
Interest expense	2,283	1,552	1,249
Depreciation and amortization	21,049	17,534	14,584
(Gain) loss on sales of property, plant and equipment, net of retirements	66	(131)	(165)
Stock-based compensation	2,963	2,502	1,534
Acquisition costs	4,115	1,372	—
Income tax expense	9,158	8,733	6,502

Adjusted EBITDA (non-GAAP measure)	$56,178	$43,583	$33,456

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

During the year ended December 31, 2013, Adjusted EBITDA increased by $12.6 million, or 28.9%, from $43.6 million in 2012 to $56.2 million in 2013, which resulted primarily from the addition of Nessco operations, in the middle of 2012, as well as organic growth in our core offshore operations partially offset by costs associated with headcount. During the year ended December 31, 2012, Adjusted EBITDA increased by $10.1 million, or 30.3%, from $33.5 million in 2011 to $43.6 million in 2012 which resulted primarily from increases in sites served and additional demand for our services, partially offset by costs associated with head count additions and other professional fees.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2013 and 2012, 36.4% and 31.9%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2013 and 2012, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on and December 31, 2013 and 2012, assuming those liabilities were outstanding for the entire year.

	December 31,
	2013	2012
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$596	$618
2% Decrease/increase in rate	$1,191	$1,235
3% Decrease/increase in rate	$1,787	$1,853

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2013, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2013 which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees,” “Our Executive Officers” and “Corporate Governance” in the 2014 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement to be filed with the SEC.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics (code of conduct) applicable to our principal executive, financial and accounting officers. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any principal executive, financial and accounting officers or material amendment to the code of conduct, if any, are available, without charge, on our website at www.rig.net.

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to “Corporate Governance” and “Executive Compensation” in the 2014 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the 2014 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2014 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2014 Proxy Statement to be filed with the SEC.

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

RIGNET, INC.

By:	/s/ MARK B. SLAUGHTER	March 6, 2014
Mark B. Slaughter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK B. SLAUGHTER	Chief Executive Officer, President and Director	March 6, 2014
Mark B. Slaughter	(Principal Executive Officer)

/s/ MARTIN L. JIMMERSON, JR.	Chief Financial Officer	March 6, 2014
Martin L. Jimmerson, Jr.	(Principal Financial & Accounting Officer)

/s/ JAMES H. BROWNING	Chairman of the Board	March 6, 2014
James H. Browning

/s/ MATTIA CAPRIOLI	Director	March 6, 2014
Mattia Caprioli

/s/ CHARLES L. DAVIS IV	Director	March 6, 2014
Charles L. Davis IV

/s/ DITLEF DE VIBE	Director	March 6, 2014
Ditlef de Vibe

/s/ KEVIN MULLOY	Director	March 6, 2014
Kevin Mulloy

/s/ KEVIN A. NEVEU	Director	March 6, 2014
Kevin A. Neveu

/s/ KEVIN J. O’HARA	Director	March 6, 2014
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	March 6, 2014
Keith Olsen

/s/ BRENT K. WHITTINGTON	Director	March 6, 2014
Brent K. Whittington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 6, 2014

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59,822	$59,744
Restricted cash	509	987
Accounts receivable, net	45,388	40,028
Prepaid expenses and other current assets	14,233	6,214

Total current assets	119,952	106,973
Property, plant and equipment, net	59,051	46,650
Restricted cash	1,321	1,809
Goodwill	34,520	34,489
Intangibles, net	17,580	21,241
Deferred tax and other assets	6,379	4,770

TOTAL ASSETS	$238,803	$215,932

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,744	$11,763
Accrued expenses	12,943	8,686
Current maturities of long-term debt	8,388	9,422
Income taxes payable	4,350	5,520
Deferred revenue	2,907	6,774

Total current liabilities	42,332	42,165
Long-term debt	51,175	51,871
Deferred revenue	621	302
Deferred tax liability	665	1,645
Other liabilities	19,222	17,977

Total liabilities	114,015	113,960

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2013 and 2012	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 17,236,620 and 15,701,615 shares issued and outstanding at December 31, 2013 and 2012, respectively	17	16
Additional paid-in capital	128,932	120,050
Accumulated deficit	(4,704)	(21,040)
Accumulated other comprehensive income	435	2,829

Total stockholders’ equity	124,680	101,855
Non-redeemable, non-controlling interest	108	117

Total equity	124,788	101,972

TOTAL LIABILITIES AND EQUITY	$238,803	$215,932

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenue	$220,710	$161,669	$109,355

Expenses:
Cost of revenue (excluding depreciation and amortization)	118,881	81,071	48,645
Depreciation and amortization	21,049	17,534	14,584
Selling and marketing	3,785	3,081	2,276
General and administrative	48,770	37,184	26,960

Total expenses	192,485	138,870	92,465

Operating income	28,225	22,799	16,890
Other income (expense):
Interest expense	(2,283)	(1,552)	(1,249)
Other income (expense), net	(240)	(493)	613

Income before income taxes	25,702	20,754	16,254
Income tax expense	(9,158)	(8,733)	(6,502)

Net income	16,544	12,021	9,752
Less: Net income attributable to:
Non-redeemable, non-controlling interest	208	139	234

Net income attributable to RigNet, Inc. stockholders	$16,336	$11,882	$9,518

COMPREHENSIVE INCOME
Net income	$16,544	$12,021	$9,752
Foreign currency translation	(2,394)	3,439	(615)

Comprehensive income	14,150	15,460	9,137
Less: Comprehensive income attributable to non-controlling interest	208	139	234

Comprehensive income attributable to RigNet, Inc. stockholders	$13,942	$15,321	$8,903

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$16,336	$11,882	$9,518

Net income per share attributable to RigNet, Inc. common stockholders, basic	$1.00	$0.76	$0.62

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.93	$0.70	$0.57

Weighted average shares outstanding, basic	16,268	15,591	15,387

Weighted average shares outstanding, diluted	17,557	17,017	16,814

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$16,544	$12,021	$9,752
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,049	17,534	14,584
Stock-based compensation	2,963	2,502	1,534
Amortization of deferred financing costs	525	102	95
Deferred taxes	(2,760)	(1,383)	(3,046)
Impairment of property, plant and equipment	502	—	—
(Gain) loss on sales of property, plant and equipment, net of retirements	66	(131)	(165)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(5,507)	(877)	(10,297)
Prepaid expenses and other assets	(7,861)	1,133	(312)
Accounts payable	1,413	(339)	449
Accrued expenses	3,240	2,537	778
Deferred revenue	(3,383)	(4,302)	369
Other liabilities	1,254	3,458	2,851

Net cash provided by operating activities	28,045	32,255	16,592

Cash flows from investing activities:
Acquisition of Nessco, net of cash acquired	(85)	(42,555)	—
Capital expenditures	(30,187)	(21,864)	(19,220)
Proceeds from sales of property, plant and equipment	462	355	224
(Increase) decrease in restricted cash	966	(2,699)	10,000

Net cash used in investing activities	(28,844)	(66,763)	(8,996)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of cash issuance costs	4,998	897	4,638
Repurchase of restricted shares from employees	—	(88)	—
Payment of stock appreciation rights	—	(500)	—
Subsidiary distributions to non-controlling interest	(217)	(184)	(234)
Proceeds from borrowings	5,457	47,238	75
Repayments of long-term debt	(7,157)	(9,164)	(8,789)
Excess tax benefits from stock-based compensation	922	—	—
Payments of financing fees	(801)	(492)	—

Net cash provided by (used in) financing activities	3,202	37,707	(4,310)

Net increase in cash and cash equivalents	2,403	3,199	3,286

Cash and cash equivalents:
Balance, January 1,	59,744	53,106	50,435
Changes in foreign currency translation	(2,325)	3,439	(615)

Balance, December 31,	$59,822	$59,744	$53,106

Supplemental disclosures:
Income taxes paid	$10,623	$7,660	$5,763
Interest paid—other	$1,662	$1,461	$1,168
Non-cash investing—capital expenditures	$2,167	$1,508	$2,202
Liabilities assumed—Nessco acquisition	$—	$19,041	$—

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

			Additional Paid-In		Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Common Stock			Accumulated
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
				(in thousands)
Balance, January 1, 2011	14,761	$15	$110,118	$(42,440)	$5	$67,698	$162	$67,860
Issuance of common stock upon the exercise of stock options and warrants	45	—	73	—	—	73	—	73
Issuance of restricted common stock, net of share cancellations	135	—	—	—	—	—	—	—
Sale of common stock	500	—	5,515	—	—	5,515	—	5,515
Stock-based compensation	—	—	1,034	—	—	1,034	—	1,034
Foreign currency translation	—	—	—	—	(615)	(615)	—	(615)
Non-controlling owner distributions	—	—	—	—	—	—	(234)	(234)
Net income	—	—	—	9,518	—	9,518	234	9,752

Balance, December 31, 2011	15,441	15	116,740	(32,922)	(610)	83,223	162	83,385
Issuance of common stock upon the exercise of stock options and warrants	144	1	896	—	—	897	—	897
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	117	—	(88)	—	—	(88)	—	(88)
Stock-based compensation	—	—	2,502	—	—	2,502	—	2,502
Foreign currency translation	—	—	—	—	3,439	3,439	—	3,439
Non-controlling owner distributions	—	—	—	—	—	—	(184)	(184)
Net income	—	—	—	11,882	—	11,882	139	12,021

Balance, December 31, 2012	15,702	16	120,050	(21,040)	2,829	101,855	117	101,972
Issuance of common stock upon the exercise of stock options and warrants	1,458	1	4,997	—	—	4,998	—	4,998
Issuance of restricted common stock, net of share cancellations	77	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,963	—	—	2,963	—	2,963
Excess tax benefits from stock-based compensation	—	—	922	—	—	922	—	922
Foreign currency translation	—	—	—	—	(2,394)	(2,394)	—	(2,394)
Non-controlling owner distributions	—	—	—	—	—	—	(217)	(217)
Net income	—	—	—	16,336	—	16,336	208	16,544

Balance, December 31, 2013	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788

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

The Company’s corporate offices are located in Houston, Texas. The Company serves the owners and operators of offshore drilling rigs and production facilities, land rigs, remote offices and supply bases in approximately 45 countries including the United States, Brazil, Norway, the United Kingdom, Nigeria, Qatar, Saudi Arabia, Singapore and Australia.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2013, 2012 and 2011, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods, as well as certain financial statement disclosures. The estimates that are particularly significant to the financial statements include estimates related to the Company’s use of the percentage-of-completion method, as well as the Company’s valuation of goodwill, intangibles, stock-based compensation, income tax valuation allowance and uncertain tax positions. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, future results could differ from these estimates. Further, volatile equity and energy markets combine to increase uncertainty in such estimates and assumptions. As such, estimates and assumptions are adjusted when facts and circumstances dictate and any changes will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on-hand and highly-liquid investments purchased with original maturities of three months or less.

Restricted Cash

As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively. As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds, related to Nessco Group Holdings Ltd. (Nessco) systems integration projects (see Note 7 – “Long-Term Debt”).

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses property, plant and equipment for impairment when events indicate the carrying value exceeds fair value. During the year ended December 31, 2013, the Company impaired fixed assets by $0.5 million related to the loss of a certain customer. The Company has reached a legal settlement with said customer which reimburses the Company for the cost of the impaired equipment.

Maintenance and repair costs are charged to expense when incurred.

Derivatives

All contracts are evaluated for embedded derivatives which are bifurcated when (i) the economic characteristics and risks of such instruments are not clearly and closely related to the economic characteristics and risks of the agreement, (ii) the contract is not already reported at fair value and (iii) such instruments meet the definition of a derivative instrument and are not scope exceptions under the Financial Accounting Standards Board’s (FASB) guidance on derivatives and hedging. No derivatives were outstanding as of December 31, 2013 or 2012.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel Communications LLC (LandTel), OilCamp AS (OilCamp) and Nessco acquisitions, as well as brand name, backlog and covenants not to compete acquired as part of the Nessco acquisition. Intangibles also includes internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of December 31, 2013.

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible assets and intangibles. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2013. This 2013 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through December 31, 2013. As of December 31, 2013 and 2012, goodwill was $34.5 million and $34.5 million, respectively. In addition to the impact of acquisitions, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company reviews all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. As of December 31, 2013, the amount of unbilled revenue related to systems integration projects was $7.2 million. Amounts billed to customers in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period. The full amount of contracts in process and billings in excess of costs and estimated earnings on uncompleted contracts is included in current assets and current liabilities on the consolidated balance sheet, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. In October 2013, Norway passed a regulation to limit the deduction of interest on related party debt. The Company expects this tax law change will negatively affect our estimated annual effective tax rate for 2014 by approximately 3.0%. In addition, Norway and the United Kingdom’s corporate income tax rates are decreasing 1.0% and 2.0%, respectively in 2014.

Foreign Currency Translation

The U.S. dollar serves as the currency of measurement and reporting for the Company’s consolidated financial statements. The Company has certain subsidiaries with functional currencies of Norwegian kroner, British pound sterling, Australian dollar or Brazilian real. Functional currencies of all the Company’s other subsidiaries are U.S. dollar.

Transactions occurring in currencies other than the functional currency of a subsidiary have been converted to the functional currency of that subsidiary at the exchange rate in effect at the transaction date with resulting gains and losses included in current earnings. Carrying values of monetary assets and liabilities in functional currencies other than U.S. dollars have been translated to U.S. dollars based on the U.S. exchange rate at the balance sheet date and the resulting foreign currency translation gain or loss is included in comprehensive income (loss) in the consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 (ASU 2012-02), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The Company adopted ASU 2012-02 as of January 1, 2013. The adoption of ASU 2012-02 did not have any impact on the Company’s consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update amends Accounting Standards Updates Nos. 2011-05 and 2011-12. This update requires the presentation of the components of amounts reclassified out of accumulated other comprehensive income either on the face the statement of comprehensive income or in the notes to the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013. The adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

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

Note 2—Preferred Stock and Warrants

Preferred Stock

RigNet is authorized to issue ten million shares of preferred stock. As of December 31, 2013 and 2012, no shares of preferred stock were outstanding.

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

No warrants were issued in the years ended December 31, 2013 or 2012.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

RigNet has warrants outstanding with exercise prices of $0.04 and $7.00 per share. The following table summarizes the Company’s warrant activity for the years ended December 31, 2013, 2012 and 2011:

	Number of	Weighted
	Underlying	Average
	Shares	Exercise Price
	(in thousands)
Outstanding, January 1, 2011	1,565	$4.70
Issued	—	$—
Exercised	(31)	$0.04

Outstanding, December 31, 2011	1,534	$4.79
Issued	—	$—
Exercised	—	$—

Outstanding, December 31, 2012	1,534	$4.79
Issued	—	$—
Exercised	(1,329)	$4.51

Outstanding, December 31, 2013	205	$6.60

The weighted average remaining life in years of outstanding warrants as of December 31, 2013, 2012 and 2011 was 2.0, 3.0 and 4.0 years, respectively.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Accounts receivable	$47,235	$41,835	$28,087

Allowance for doubtful accounts, January 1,	(1,807)	(1,737)	(2,620)
Current year provision for doubtful accounts	(602)	(264)	65
Write-offs	562	194	818

Allowance for doubtful accounts, December 31,	(1,847)	(1,807)	(1,737)

Accounts receivable, net	$45,388	$40,028	$26,350

During 2013, 2012 and 2011, the Company had one significant customer comprising 9.2%, 11.6% and 12.0% of its revenue, respectively.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2013, 2012 or 2011. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7—“Long-Term Debt”).

Note 4—Acquisitions

Nessco

On July 5, 2012, RigNet acquired 100% of Nessco, an Aberdeen-based international company operating in the field of telecommunications systems integration for the oil and gas industry, for an aggregate purchase price of $42.6 million, net of cash acquired of $6.0 million. The purchase price includes $2.2 million of payments made under a $2.5 million arrangement, based on the collection of specific third-party receivables. As the collection period of these receivables has lapsed, no further payments will be made related to this arrangement. This acquisition broadens and strengthens RigNet’s communications offerings to the oil and gas industry, allowing the Company to provide its services over the life of the field from drilling through production, both offshore and onshore, around the globe.

The assets and liabilities of Nessco have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $19.7 million, arising from the acquisition, consisted largely of the synergies and other benefits that the Company believes will result from combining the operations of the Company and Nessco, as well as, other intangible assets that did not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes.

The acquisition of Nessco, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Europe/Africa reporting segment.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Weighted Average
	Estimated Useful
	Life (Years)	Fair Market Values
		(in thousands)
Current assets			$22,298	(a)(b)
Property and equipment			7,744
Identifiable intangible assets:
Trade name	7.0	$4,353
Covenant not to compete	1.7	151
Backlog	1.7	1,116
Customer relationships	7.0	11,706

Total identifiable intangible assets			17,326
Goodwill			19,678	(b)
Other assets			575
Liabilities			(19,041)

Total purchase price			$48,580

(a)	Includes $2.2 million of working capital adjustments paid between July 2012 and March 2013 based on the collection of specific third-party revenue.
(b)	Includes $0.5 million tax impact related to the adjustments mentioned above.

In connection with the Nessco acquisition, the Company incurred incremental expenses for the year ended December 31, 2012 of $1.4 million related to legal, accounting and valuation services, which are reflected in general and administrative expenses.

Actual and Pro Forma Impact of the Nessco Acquisition

Nessco’s revenue and net loss included in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2012 were as follows (in thousands):

Year Ended
December 31, 2012
(in thousands)
Revenue	$23,417
Net loss	$(1,246)

As RigNet has a fiscal year ending on December 31 and Nessco had a fiscal year ending on March 31, the unaudited pro forma combined statements of income for year ended December 31, 2011 combined the historical results of RigNet for the year ended December 31, 2011 with the historical results of Nessco for the year ended March 31, 2012.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2012	2011
	(in thousands)
Revenue	$191,261	$162,270
Expenses	177,938	153,929

Net income from continuing operations	$13,323	$8,341

Net income from continuing operations attributable to RigNet, Inc. common stockholders	$13,184	$8,107

Net income per share from continuing operations attributable to RigNet, Inc. common stockholders:
Basic	$0.85	$0.53

Diluted	$0.77	$0.48

Inmarsat’s Energy Broadband Operations

On January 31, 2014, RigNet executed an agreement that closed the acquisition of Inmarsat’s Energy Broadband business including working capital for a total cash consideration in the agreement of $25.0 million. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business. The energy business includes assets, employees, contracts and working capital. Inmarsat’s energy interests in Russia have been excluded from the transaction.

RigNet financed the transaction with the new credit facility announced on October 3, 2013, and existing cash (see Note 7—Long-Term Debt).

For the year ended December 31, 2013, RigNet has spent $4.1 million on acquisition-related costs, which are reported as general and administrative expense in our consolidated statement of comprehensive income.

Pro Forma Impact of the Inmarsat’s Energy Broadband Operations Acquisition

For the year ended December 31, 2013, RigNet’s supplemental pro forma revenue was $293.4 million, calculated as if the Inmarsat’s Energy Broadband Operations acquisition had occurred on January 1, 2012.

RigNet has not disclosed supplemental pro-forma earnings as there is no practicable method. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intents of the management of Inmarsat’s Energy Broadband Operation prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

RigNet has not yet finalized the analysis required to complete the purchase price accounting for this acquisition and the related disclosures.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Goodwill and Intangibles

Goodwill

Goodwill consists of amounts recognized from the acquisitions of LandTel, included in the Americas reporting segment, and OilCamp and Nessco, included in the Europe/Africa reporting segment. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquirees and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2013 and 2012 are as follows:

	Americas	Europe/Africa	Total
		(in thousands)
Balance, January 1, 2012	$10,893	$2,903	$13,796
Nessco acquisition	—	19,678	19,678
Foreign currency translation	—	1,015	1,015

Balance, December 31, 2012	10,893	23,596	34,489
Foreign currency translation	—	31	31

Balance, December 31, 2013	$10,893	$23,627	$34,520

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel, OilCamp and Nessco acquisitions, as well as brand name, backlog and covenants not to compete acquired as part of the Nessco acquisition. Intangibles also includes internal-use software. The following table reflects intangibles activities for the years ended December 31, 2013 and 2012:

				Customer
		Covenant Not		Relation-
	Brand Name	To Compete	Backlog	ships	Software	Total
		(in thousands, except estimates lives)
Intangibles Acquired	—	—	—	9,778	1,645	11,423
Accumulated amortization and foreign currency translation, January 1, 2012	—	—	—	(4,804)	(770)	(5,574)

Balance, January 1, 2012	—	—	—	4,974	875	5,849
Additions	4,353	151	1,116	11,706	135	17,461
Amortization expense	(317)	(46)	(341)	(1,772)	(328)	(2,804)
Foreign currency translation	173	5	38	523	(4)	735

Balance, December 31, 2012	4,209	110	813	15,431	678	21,241
Additions	—	—	—	—	676	676
Amortization expense	(657)	(95)	(707)	(2,567)	(330)	(4,356)
Foreign currency translation	60	1	12	12	(66)	19

Balance, December 31, 2013	$3,612	$16	$118	$12,876	$958	$17,580

Weighted average estimated lives (years)	7.0	1.7	1.7	7.9	5.0

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2014	3,648
2015	3,469
2016	3,319
2017	3,317
2018	2,615
Thereafter	1,212

$17,580

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Lives	2013	2012
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$140,492	$114,000
Furniture and other	5 - 7	9,145	6,817
Building	10	4,642	4,576
Land	—	1,484	1,463

		155,763	126,856
Less: Accumulated depreciation		(96,712)	(80,206)

		$59,051	$46,650

Depreciation expense associated with property, plant and equipment was $16.7 million, $14.7 million and $13.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Note 7—Long-Term Debt

As of December 31, 2013 and 2012, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2013	2012
	(in thousands)
Term loan, net of unamortized deferred financing costs	$59,537	$61,184
Equipment notes	26	109

	59,563	61,293
Less: Current maturities of long-term debt	(8,388)	(9,422)

	$51,175	$51,871

Term Loan

The Company has a term loan (Term Loan) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60 million from $54.6 million and extends the maturity of the loan from July 2017 to October 2018.

Additionally, the amended the Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the years ended December 31, 2013, 2012 and 2011 were 2.8%, 3.3% and 4.0%, respectively, with an interest rate of 1.9% at December 31, 2013.

The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2013, the Term Loan had outstanding principal of $60.0 million.

Revolving Loans

Under the amended and restated credit agreement dated October 3, 2013, the Company secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of December 31, 2013, no draws have been made on the facility.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet Inc., secured a performance bond facility with a lender in the amount of £4.0 million, or $6.6 million. This facility has a maturity date of June 30, 2017. As of December 31, 2013, the amount available under this facility was £2.3 million or $3.9 million. These performance bonds also require the Company to maintain restricted cash balances to collateralize these outstanding performance bonds. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2012, the Company had restricted cash of $1.0 million and $1.8 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2013 and 2012, the Company believes it was in compliance with all covenants.

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2013 and 2012, deferred financing cost amortization of $0.2 million and $0.1 million, respectively, is included in interest expense in the Company’s consolidated financial statements.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2014	$8,388
2015	8,447
2016	8,420
2017	8,610
2018	25,698

Total debt, including current maturities	$59,563

Note 8—Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized for the years ended December 31, 2013, 2012 and 2011 were $1.3 million, $1.5 million and $0.6 million, respectively, for services performed by the Company in the ordinary course of business.

Beginning in 2013, one of the Company’s consulting vendors is wholly owned by a significant shareholder of RigNet’s. Expense recognized for the year ended December 31, 2013 was $0.3 million. All expenses were incurred by RigNet in the ordinary course of business.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company had no derivatives as of December 31, 2013, 2012 or 2011.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Commitments and Contingencies

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. The Company recognized expense under operating leases of $2.4 million, $2.1 million and $1.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, future minimum lease obligations were as follows (in thousands):

2014	$1,732
2015	1,042
2016	446
2017	159
2018	117
Thereafter	213

$3,709

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers. As of December 31, 2013, the Company had the following commercial commitments related to satellite and network services (in thousands):

2014	$20,792
2015	9,893
2016	4,383
2017	1,208
2018	—

$36,276

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Regulatory Matter

RigNet’s internal compliance program has detected potential violations of U.S. sanctions regulations by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS. The Company continues cooperating with OFAC and BIS with respect to resolution of the matter.

The Company incurred legal expenses of $1.0 million in connection with the investigation as of December 31, 2013. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Taxes

The Company and the Internal Revenue Service agreed to close an audit of the Company’s 2010 income tax return in March of 2013. The final settlement did not have an impact on the Company’s financial position or results of operations for the year ended December 31, 2013.

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

During the year ended December 31, 2013, the Company granted 107,398 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Plan. Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 90,278 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 17,120 shares, generally either vest immediately or vest over a two year period of continued service, with 50% of shares vesting on each of the first two anniversaries of the grant date. As of December 31, 2013, 134,414 shares of restricted stock have vested, 47,874 shares of restricted stock have been forfeited and 199,944 shares of restricted stock were outstanding.

During the year ended December 31, 2013, the Company also granted 238,684 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $19.96 to $39.97, a contractual term of ten years and vest over a four year period of continued employment, with 25% of options vesting on each of the first four anniversaries of the grant date.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2013, the Company has issued 981,125 options under the 2006 Plan, of which 339,563 options have been exercised, 210,622 options have been returned or forfeited and 430,940 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2001 Stock Option Plan

The 2001 Performance Stock Option Plan (2001 Plan) was authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. Options granted under the 2001 Plan vest either (a) over a four-year term, with 25.0% of the options vesting on each of the first four anniversary dates of the grant or (b) over a three-year term, with 25.0% of the options vesting 30 days after the grant date and 25.0% vesting on each of the first three anniversary dates of the grant. Vested options, which have not been forfeited, are exercisable in whole or in part during the option term, which does not exceed ten years. The 2001 Plan authorized the issuance of 0.6 million options. As of December 31, 2013, the Company has issued 130,967 options under the 2001 Plan, of which 103,307 options have been exercised, 22,660 options have been returned and 5,000 options are outstanding. The Company will issue no additional options under the 2001 Plan as the Company’s Board of Directors has resolved to freeze the 2001 Plan.

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

During 2012, all remaining SARs were exercised and cash totaling $0.5 million was paid to the employees holding the SARs. No SARs were outstanding as of December 31, 2013 and 2012. No other SARs have been issued by the Company other than those issued by LandTel in August 2006. The Company has not issued nor does it currently have plans to issue any additional SARs or any other awards which would be classified as a liability awards or settled in cash.

There are no dividends related to stock options, restricted stock, SARs or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2013, 2012 and 2011 was $3.0 million, $2.5 million and $1.5 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013 and 2012, there were $5.6 million and $4.6 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest, under the 2010 Plan, the 2006 Plan and the 2001 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The assumptions used for grants made in the years ended December 31, 2013, 2012 and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	50%	50%	50%
Expected term (in years)	7	7	7
Risk-free interest rate	1.3% - 2.2%	2.8%	2.8%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2013, 2012 and 2011 was $11.31, $9.45 and $9.73, respectively.

The fair value of each restricted stock award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of restricted stock granted, per share, for the year ended December 31, 2013 and 2012 was $21.85 and $17.02, respectively.

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	1,017	$11.27	976	$9.36	810	$7.13
Granted	239	$20.43	216	$17.08	208	$17.99
Exercised	(215)	$8.44	(144)	$6.22	(14)	$5.54
Forfeited	(43)	$17.73	(31)	$14.88	(28)	$11.35
Expired	—	$—	—	$—	—	$—

Balance, December 31,	998	$13.79	1,017	$11.27	976	$9.36

Exercisable, December 31,	524	$9.67	589	$8.21	588	$7.12

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Intrinsic value of options exercised	$6,083	$2,566	$240
Fair value of options vested	$1,138	$738	$435

The following table summarizes the Company’s restricted stock activity as of and for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Balance, January 1,	205	135
Granted	107	131
Vested	(83)	(52)
Forfeited	(29)	(9)

Balance, December 31,	200	205

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2013, 2012 and 2011 was 5.2 years. At December 31, 2013 equity awards vested and expected to vest totaled 1.1 million with awards available for grant of approximately 2.1 million.

The following is a summary of changes in unvested equity awards, including stock options and restricted stock, as of and for the years ended December 31, 2013, 2012 and 2011:

	Number of	Weighted
	Underlying	Average Grant
	Shares	Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2011	394	$2.82
Granted	352	$13.20
Vested	(189)	$2.31
Forfeited	(38)	$9.09

Unvested equity awards, December 31, 2011	519	$9.59
Granted	347	$12.48
Vested	(192)	$8.67
Forfeited	(36)	$10.04

Unvested equity awards, December 31, 2012	638	$11.41
Granted	346	$14.58
Vested	(242)	$10.62
Forfeited	(68)	$14.10

Unvested equity awards, December 31, 2013	674	$13.05

Note 12—Income per Share

Basic earnings per share (EPS) are computed by dividing net income attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to exercise of stock options, exercise of warrants. Diluted EPS is computed by dividing net income attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income attributable to RigNet, Inc. common stockholders:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income attributable to RigNet, Inc. common stockholders	$16,336	$11,882	$9,518

Weighted average shares outstanding, basic	16,268	15,591	15,387
Effect of dilutive securities	1,289	1,426	1,427

Weighted average shares outstanding, diluted	17,557	17,017	16,814

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet considers its business to consist of three reportable segments:

•	Americas. The Americas segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Americas segment services are performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Mexico and Brazil, and within the Gulf of Mexico.

•	Europe/Africa. The Europe/Africa segment provides remote communications services for offshore drilling rigs, production facilities, energy support vessels and other remote sites. The Europe/Africa segment services are performed out of the Company’s Norway and United Kingdom based offices for customers and rig sites located primarily off the coasts of the United Kingdom, Norway and West Africa. The Europe/Africa segment also provides system integration services for both onshore and offshore customers in the oil and gas industry including drilling rigs and production facilities.

•	Middle East/Asia Pacific (MEAP). The MEAP segment provides remote communications services for onshore and offshore drilling rigs, production facilities, energy support vessels and other remote sites. The MEAP segment services are primarily performed out of the Company’s Qatar and Singapore based offices for customers and rig sites located primarily around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s business segment information as of and for the years ended December 31, 2013, 2012 and 2011 is presented below. 2011 information has been recast to conform to the current year presentation.

	Americas	Europe/ Africa	MEAP	Corporate and Eliminations	Consolidated Total
			(in thousands)
2013
Revenue	$54,221	$103,678	$62,811	$—	$220,710
Cost of revenue (excluding depreciation and amortization)	25,062	65,694	22,701	5,424	118,881
Depreciation and amortization	7,149	7,603	5,467	830	21,049
Selling, general and administrative	7,847	8,980	7,025	28,703	52,555

Operating income (loss)	$14,163	$21,401	$27,618	$(34,957)	$28,225

Total assets	100,596	118,781	52,085	(32,659)	238,803
Capital expenditures	12,392	9,618	8,234	849	31,093
2012
Revenue	$49,881	$65,205	$46,583	$—	$161,669
Cost of revenue (excluding depreciation and amortization)	22,598	37,385	17,113	3,975	81,071
Depreciation and amortization	7,409	5,073	5,010	42	17,534
Selling, general and administrative	7,385	7,559	4,331	20,990	40,265

Operating income (loss)	$12,489	$15,188	$20,129	$(25,007)	$22,799

Total assets	88,152	115,649	42,157	(30,026)	215,932
Capital expenditures	9,122	3,623	8,197	141	21,083
2011
Revenue	$41,517	$34,371	$33,784	$(317)	$109,355
Cost of revenue (excluding depreciation and amortization)	20,484	13,168	12,335	2,658	48,645
Depreciation and amortization	6,743	3,053	4,968	(180)	14,584
Selling, general and administrative	7,894	5,411	3,558	12,373	29,236

Operating income (loss)	$6,396	$12,739	$12,923	$(15,168)	$16,890

Total assets	86,155	33,215	34,311	(12,759)	140,922
Capital expenditures	10,505	3,734	5,281	247	19,767

The following table presents revenue earned from both our domestic and international operations for the years ended December 31, 2013, 2012 and 2011. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of our customer base and the services we render, we work closely with our customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2013	2012	2011
		(in thousands)
Domestic	$37,969	$36,937	$35,023
International	182,741	124,732	74,332

Total	$220,710	$161,669	$109,355

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents long-lived assets for both our domestic and international operations as of December 31, 2013 and 2012.

	December 31,
	2013	2012
	(in thousands)
Domestic	$33,588	$28,412
International	77,563	73,968

Total	$111,151	$102,380

Note 14—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$954	$14	$(137)
State	166	275	98
Foreign	9,246	6,564	5,994

Total current	10,366	6,853	5,955

Deferred:
Federal	764	2,371	1,220
State	(194)	—	(60)
Foreign	(1,778)	(491)	(613)

Total deferred	(1,208)	1,880	547

Income tax expense	$9,158	$8,733	$6,502

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income (loss) before income taxes:
United States	$(11,389)	$(5,936)	$(5,799)
Foreign	37,091	26,690	22,053

	$25,702	$20,754	$16,254

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States statutory federal income tax rate	$8,996	$7,264	$5,689
Non-deductible expenses	419	596	491
Non-taxable financial income and expense	(1,711)	—	—
Noncash compensation	473	—	—
U.S. tax on foreign earnings, net of tax credits	708	(4,235)	(32)
Changes in valuation allowances	4,003	4,679	1,004
Tax credits	(2,823)	(39)	(137)
State taxes	72	334	38
Effect of operating in foreign jurisdictions	(1,670)	(599)	(984)
Changes in prior year estimates	51	(283)	(253)
Changes in uncertain tax benefits	593	1,023	735
Revisions of deferred tax accounts	(77)	(144)	(143)
Other	124	137	94

Income tax expense	$9,158	$8,733	$6,502

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$706	$173
Federal, state and foreign tax credits	12,859	9,052
Depreciation and amortization	7,626	5,899
Allowance for doubtful accounts	664	657
Accruals not currently deductible	542	186
Stock-based compensation	683	391
Other	28	17
Valuation allowance	(14,532)	(10,571)

Total deferred tax assets	8,576	5,804

Deferred tax liabilities:
Depreciation and amortization	(3,088)	(4,113)
Tax on foreign earnings	(1,271)	(564)
Other	(397)	(48)

Total deferred tax liabilities	(4,756)	(4,725)

Net deferred tax assets	$3,820	$1,079

At December 31, 2013, on an as filed basis, the Company had a federal net operating loss carry forward of $2.2 million which will expire in 2034, state net operating loss carry forwards of approximately $1.1 million which will expire in varying amounts beginning in 2024, and foreign net operating losses of $1.1 million which can be carried forward for an unlimited period. As of December 31, 2013, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $5.7 million which begin expiring in varying amounts in 2018. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As a result of certain realization requirements in the Compensation – Stock Compensation standards, the table of deferred tax assets and liabilities shown above does not include certain deferred assets as of December 31, 2013 that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. Equity will be increased by $0.4 million if and when such deferred tax assets are ultimately realized. The Company uses the tax law ordering method to determine when excess tax benefits have been realized.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2013, a valuation allowance of $14.5 million had been recorded for primarily US federal deferred tax assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits, of $1.3 million have been provided on the Qatar subsidiary for which the undistributed earnings as of December 31, 2013, were no longer considered permanently reinvested due to non-controlling ownership issues. In December of 2012, the Company restructured its foreign legal entities. This restructuring provides the Company with a vehicle whereby cash may be moved amongst the foreign entities efficiently. Therefore, all other foreign subsidiaries’ undistributed earnings are considered permanently reinvested and the Company removed any deferred tax liability previously recognized. As of December 31, 2013, the Company has not recognized $8.1 million in U.S. federal deferred taxes, net of foreign tax credits.

Because the Company has asserted that all foreign undistributed earnings, excluding Qatar’s earnings, are permanently reinvested, no provision is recorded for the deferred tax liability related to other comprehensive income.

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2013 and 2012, no amount has been included in the income tax payable accounts. The amount included in income tax expense not related to uncertain tax benefits for the year ending December 31, 2013 and 2012, is $0.1 million and $(0.1) million, respectively.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2013, 2012 and 2011, the Company’s uncertain tax benefits totaling $19.2 million, $18.0 million and $14.1 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Balance, January 1,	$12,163	$10,730	$9,110
Additions for the current year tax	2,102	1,863	1,548
Additions related to prior years	—	386	2,884
Reductions related to settlements with taxing authorities	—	—	(1,664)
Reductions related to lapses in statue of limitations	(529)	(130)	(173)
Reductions related to prior years	(514)	(686)	(975)

Balance, December 31,	$13,222	$12,163	$10,730

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2013, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $13.2 million. In addition, as of December 31, 2013, the Company has recorded related assets, net of a valuation allowance of $4.6 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, 2012 and 2011, the Company has accrued penalties and interest of approximately $6.0 million, $5.9 million and $4.6 million, respectively. The Company has recognized $0.1 million, $1.2 million and $1.1 million of interest and penalties in income tax expense for the years ended December 31, 2013, 2012 and 2011, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Due to net operating losses, all of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2003.

The Company and the Internal Revenue Service agreed to close an audit of the Company’s 2010 income tax return in March of 2013. The final settlement did not have an impact on the Company’s financial position or results of operations for the year ended December 31, 2013.

Tangible Property Regulations

On September 13, 2013, the US Treasury and IRS issued final Tangible Property Regulations (TPR) under IRC Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring a IRC Section 481(a) adjustment related to fixed and real asset deferred taxes. The accounting rules for income taxes treat the release of the regulations as a change in tax laws as of the date of issuance and require the Company to determine whether there will be an impact on its financial statements for the period ended September 30, 2013. Any such impact of the final tangible property regulations would affect temporary deferred taxes only and result in a balance sheet reclassification between current and deferred taxes. The Company has analyzed the expected impact of the TPR on the Company and concluded that the expected impact is minimal. The Company will continue to monitor the impact of any future changes to the TPR on the Company prospectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2013 and 2012 are as follows:

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$52,818	$51,329	$56,856	$59,707
Operating income	$6,180	$7,594	$6,293	$8,158
Net income	$3,775	$4,915	$2,407	$5,447
Net income attributable to RigNet, Inc. common stockholders	$3,735	$4,861	$2,347	$5,393
Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.24	$0.30	$0.15	$0.31

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.22	$0.28	$0.13	$0.30

Weighted average shares outstanding, basic	15,759	15,963	16,148	17,190

Weighted average shares outstanding, diluted	17,327	17,480	17,630	17,792

	2012 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$31,210	$33,240	$47,939	$49,280
Operating income	$4,898	$4,683	$6,933	$6,285
Net income	$2,494	$2,861	$3,173	$3,493
Net income attributable to RigNet, Inc. common stockholders	$2,412	$2,853	$3,238	$3,379
Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.16	$0.18	$0.21	$0.22

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.14	$0.17	$0.19	$0.20

Weighted average shares outstanding, basic	15,464	15,566	15,647	15,680

Weighted average shares outstanding, diluted	16,948	16,977	17,104	17,151

Note 16—Subsequent Events

On January 31, 2014 the Company finalized an agreement with Inmarsat plc (LSE: ISAT.L) to be a distribution partner to deliver Inmarsat’s Global Xpress (GX) and L-band services to the energy sector worldwide. RigNet has agreed to become a distributor of Inmarsat’s GX satellite communications network services, which will enable the company to offer the next-generation satellite services to existing and new customers in the global energy sector. The company has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. RigNet expects to utilize GX and L-band services across its own business as well as that of the acquired Energy Broadband business.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between the Registrant and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

4.2	Amended and Restated Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.3+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.4+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.5+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.6+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.7+	Employment Agreement between the Registrant and Mark Slaughter effective February 20, 2012 (filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2011, and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Martin Jimmerson dated March 14, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Jim Crenshaw dated December 28, 2012 (filed as Exhibit 10.9 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.10+	Employment Agreement between the Registrant and Morten Hansen dated February 8, 2013 (filed as Exhibit 10.10 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.11+	Employment Agreement between the Registrant and William Sutton dated March 14, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)

10.12+	Employment Agreement between the Registrant and Hector Maytorena dated March 14, 2012 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)

10.13	Second Amended and Restated Credit Agreement, dated as of October 3, 2013 by and among the Registrant and Bank of America, N.A., among others (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2013, and incorporated herein by reference)

10.14	Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.15	Eighth Amendment dated September 25, 2012 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended (filed as Exhibit 10.18 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.16	Ninth Amendment dated September 4, 2013 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003

10.17	Pledge and Assignation Over Accounts between Nessco Invsat, Ltd. And Clydesdale Bank PLC dated September 28, 2012 (filed as Exhibit 10.19 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.18	Press release dated as of February 3, 2014 announcing the closing of the purchase of Inmarsat’s Energy Broadband business and becoming a Global Xpress distribution partner (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2014, and incorporated herein by reference)

10.19	Non-Disclosure and Standstill agreement dated as of November 5, 2013 by and among the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

10.20	Registration Rights Agreement dated November 5, 2013 between the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Spears & Associates, Inc. dated March 1, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.