Form 10-Q
period 2014-03-31
RigNet, Inc.
filed 2014-05-12
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2014, there were outstanding 17,572,078 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2014	December 31, 2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,747	$59,822
Restricted cash	919	509
Accounts receivable, net	65,146	45,388
Prepaid expenses and other current assets	13,620	14,233

Total current assets	146,432	119,952
Property, plant and equipment, net	73,426	59,051
Restricted cash	929	1,321
Goodwill	34,744	34,520
Intangibles, net	21,198	17,580
Deferred tax and other assets	7,115	6,379

TOTAL ASSETS	$283,844	$238,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,542	$13,744
Accrued expenses	21,163	12,943
Current maturities of long-term debt	8,382	8,388
Income taxes payable	4,235	4,350
Deferred revenue	3,507	2,907

Total current liabilities	58,829	42,332
Long-term debt	74,070	51,175
Deferred revenue	548	621
Deferred tax liability	695	665
Other liabilities	19,622	19,222

Total liabilities	153,764	114,015

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2014 or December 31, 2013	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 17,361,630 and 17,236,620 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	17	17
Additional paid-in capital	131,053	128,932
Accumulated deficit	(2,509)	(4,704)
Accumulated other comprehensive income	1,447	435

Total stockholders’ equity	130,008	124,680
Non-redeemable, non-controlling interest	72	108

Total equity	130,080	124,788

TOTAL LIABILITIES AND EQUITY	$283,844	$238,803

The accompanying notes are an integral part of the condensed consolidated financial statements .

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Revenue	$75,043	$52,818

Expenses:
Cost of revenue (excluding depreciation and amortization)	46,521	29,122
Depreciation and amortization	6,797	4,969
Selling and marketing	1,529	787
General and administrative	14,843	11,760

Total expenses	69,690	46,638

Operating income	5,353	6,180
Other income (expense):
Interest expense	(481)	(507)
Other income net	651	614

Income before income taxes	5,523	6,287
Income tax expense	(3,215)	(2,512)

Net income	2,308	3,775
Less: Net income attributable to
Non-redeemable, non-controlling interest	113	40

Net income attributable to RigNet, Inc. stockholders	$2,195	$3,735

COMPREHENSIVE INCOME (LOSS)
Net income	$2,308	$3,775
Foreign currency translation	1,012	(4,591)

Comprehensive income (loss)	3,320	(816)
Less: Comprehensive income attributable to non-controlling interest	113	40

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$3,207	$(856)

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$2,195	$3,735

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.13	$0.24

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.12	$0.22

Weighted average shares outstanding, basic	17,267	15,759

Weighted average shares outstanding, diluted	17,993	17,327

The accompanying notes are an integral part of the condensed consolidated financial statements ..

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$2,308	$3,775
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	6,797	4,969
Stock-based compensation	1,148	817
Amortization of deferred financing costs	52	38
Deferred taxes	207	(250)
(Gain) loss on sales of property, plant and equipment, net of retirements	(73)	41
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	858	(1,077)
Prepaid expenses and other assets	4,816	(3,352)
Accounts payable	(850)	886
Accrued expenses	2,370	(80)
Deferred revenue	(2,978)	(2,690)
Other liabilities	398	813

Net cash provided by operating activities	15,053	3,890

Cash flows from investing activities:
Acquisitions, net of cash acquired	(23,260)	(85)
Capital expenditures	(9,382)	(5,571)
Proceeds from sales of property, plant and equipment	715	50
(Increase) decrease in restricted cash	(18)	341

Net cash used in investing activities	(31,945)	(5,265)

Cash flows from financing activities:
Proceeds from issuance of common stock	821	464
Subsidiary distributions to non-controlling interest	(149)	(103)
Proceeds from borrowings	25,000	—
Repayments of long-term debt	(2,163)	(2,396)
Excess tax benefits from stock-based compensation	152	—

Net cash provided by (used in) financing activities	23,661	(2,035)

Net increase (decrease) in cash and cash equivalents	6,769	(3,410)

Cash and cash equivalents:
Balance, January 1,	59,822	59,744
Changes in foreign currency translation	156	(1,618)

Balance, March 31,	$66,747	$54,716

Supplemental disclosures:
Income taxes paid	$2,664	$3,232
Interest paid	$429	$479
Non-cash investing—capital expenditures accrued	$270	$2,760
Liabilities assumed—Inmarsat’s Enterprise Energy business unit acquisition	$11,652	$—

The accompanying notes are an integral part of the condensed consolidated financial statements .

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

					Accumulated
			Additional		Other	Total	Non-Redeemable,
	Common Stock		Paid-In	Accumulated	Comprehensive	Stockholders’	Non-Controlling
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	Interest	Total Equity
				(in thousands)
Balance, January 1, 2013	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972
Issuance of common stock upon the exercise of stock options	66	—	464	—	—	464	—	464
Issuance of restricted common stock, net of share cancellations	78	—	—	—	—	—	—	—
Stock-based compensation	—	—	817	—	—	817	—	817
Foreign currency translation	—	—	—	—	(4,591)	(4,591)	—	(4,591)
Non-controlling owner distributions	—	—	—	—	—	—	(103)	(103)
Net income	—	—	—	3,735	—	3,735	40	3,775

Balance, March 31, 2013	15,846	$16	$121,331	$(17,305)	$(1,762)	$102,280	$54	$102,334

Balance, January 1, 2014	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options	77	—	821	—	—	821	—	821
Issuance of restricted common stock, net of share cancellations	48	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,148	—	—	1,148	—	1,148
Excess tax benefits from stock-based compensation	—	—	152	—	—	152	—	152
Foreign currency translation	—	—	—	—	1,012	1,012	—	1,012
Non-controlling owner distributions	—	—	—	—	—	—	(149)	(149)
Net income	—	—	—	2,195	—	2,195	113	2,308

Balance, March 31, 2014	17,362	$17	$131,053	$(2,509)	$1,447	$130,008	$72	$130,080

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the “Company” or “RigNet”) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2013 for information regarding the Company’s accounting policies.

Recently Issued Accounting Pronouncements

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company adopted ASU 2013-11 as of January 1, 2014. The adoption of ASU 2013-11 did not have any impact on the Company’s condensed consolidated financial statements.

Note 2—Business Combinations

Inmarsat’s Enterprise Energy Business Unit

On January 31, 2014, RigNet closed the acquisition of Inmarsat Plc’s Energy Broadband Operations (Inmarsat) for an aggregate purchase price of $29.1 million, including $13.0 million of working capital. Of this aggregate purchase price, RigNet has paid $23.3 million to Inmarsat with $5.8 million to be paid upon the finalization of any post-close working capital adjustments. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

The assets and liabilities of Inmarsat’s Enterprise Energy business unit have been recorded at their estimated fair values at the date of acquisition. The Company’s allocation of the purchase price in preliminary as the amounts related to working capital, long-lived assets, identifiable intangible assets, and the effects of income taxes resulting from the transaction, are still being finalized. Any material measurement adjustments will be recorded retroactively to the acquisition date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average
	Estimated Useful
	Life (Years)	Fair Market Values
		(in thousands)
Current assets			$24,630	(a)
Property, plant and equipment			11,280
Identifiable intangible assets:
Backlog	2	$1,800
Licenses	7	2,000
Customer relationships	7	240

Total identifiable intangible assets			4,040
Other assets			760
Liabilities			(11,652	)(a)

Total purchase price			$29,058	(a)

(a)	Subject to customary working capital adjustments .

RigNet financed the transaction with the credit facility announced on October 3, 2013 and existing cash on hand (see Note 6—Long-Term Debt).

For the three months ended March 31, 2014, RigNet has spent $2.3 million on acquisition-related costs, which are reported as general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the end of the period (in thousands):

Three Months Ended March 31, 2014
Revenue	$13,718
Net Income	$221

For the three months ended March 31, 2014 and 2013, RigNet’s supplemental pro forma revenue was $80.8 million and $71.1 million, respectively, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the three months ended March 31, 2014 and 2013 as there is no practicable method. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intents of the management of Inmarsat’s Energy Broadband Operation prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2014 or 2013. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco Group Holdings Ltd. (Nessco) as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2013. The 2013 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through March 31, 2014. As of March 31, 2014 and December 31, 2013, goodwill was $34.7 million and $34.5 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), as well as trade name and covenant not-to-compete (acquired as part of the Nessco acquisition), backlog (acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), licenses (acquired as part of the Inmarsat’s Enterprise Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of March 31, 2014. As of March 31, 2014 and December 31, 2013, intangibles were $21.2 million and $17.6 million, respectively. During the three months ended March 31, 2014 and 2013, the Company recognized amortization expense of $1.3 million and $1.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth amortization expense of intangibles for the remainder of 2014 and the following years (in thousands):

2014	$3,506
2015	4,836
2016	3,862
2017	3,785
2018	3,082
Thereafter	2,127

$21,198

Note 5 – Restricted Cash

As of March 31, 2014, the Company had restricted cash of $0.9 million and $0.9 million, in current and long-term assets, respectively. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecom systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of March 31, 2014 and December 31, 2013, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31, 2014	December 31, 2013
	(in thousands)
Term loan, net of unamortized deferred financing costs	$57,439	$59,537
Revolving loan	25,000	—
Equipment notes	13	26

	82,452	59,563
Less: Current maturities of long-term debt	(8,382)	(8,388)

	$74,070	$51,175

Term Loan

The Company has a term loan (Term Loan) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2014 and 2013 were 1.9% and 3.1%, respectively, with an interest rate of 1.9% at March 31, 2014.

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2014, the Term Loan had outstanding principal of $57.9 million.

Revolving Loans

Under the amended and restated credit agreement dated October 3, 2013, the Company also secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. During the three months ended March 31, 2014, RigNet drew $25.0 million of this credit facility related to the acquisition of Inmarsat’s Enterprise Energy business unit (see Note 2 – Business Combinations). As of March 31, 2014, $25.0 million in draws have been made on the facility. The weighted average interest rate for the three months ended March 31, 2014 was 1.8%, with an interest rate of 1.9% at March 31, 2014.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $6.7 million. This facility has a maturity date of June 30, 2017. As of March 31, 2014, the amount available under this facility was £2.1 million or $3.4 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of March 31, 2014, the Company had restricted cash of $0.9 million and $0.9 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2014 and December 31, 2013, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2014 and the following years (in thousands):

2014	$6,509
2015	8,403
2016	8,420
2017	8,439
2018	50,681

Total debt, including current maturities	$82,452

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 8 – Income Taxes

The Company’s effective income tax rate was 58.2% and 40.0% for the three months ended March 31, 2014 and 2013, respectively. The Company’s effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2014, the Company granted 50,752 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares issued to officers and employees, totaling 42,024 shares, vest over a four year period of continued employment. Restricted shares issued to directors, totaling 8,728 shares, vest in May 2014 with continued service.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the three months ended March 31, 2014, the Company also granted 113,261 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $47.17, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the three months ended March 31, 2014 and 2013, were as follows:

	Three Months Ended March 31,
	2014	2013
Expected volatility	43%	50%
Expected term (in years)	7	7
Risk-free interest rate	2.2%	1.3%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2014 and 2013 was $25.74 and $11.11 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2014 and 2013 was $1.1 million and $0.8 million, respectively. As of March 31, 2014, there was $6.7 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

Note 10 – Related Party Transactions

One of the Company’s directors is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized from that corporation for the three months ended March 31, 2014 and 2013 was $0.3 million and $0.4 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2014 and 2013, 726,449 and 1,568,917 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

Regulatory Matter

In 2013, RigNet’s internal compliance program detected potential violations of U.S. sanctions regulations by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS. The Company continues cooperating with OFAC and BIS with respect to resolution of the matter.

The Company incurred legal expenses of zero and $0.3 million in connection with the investigation as of March 31, 2014 and 2013, respectively. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended March 31, 2014 and 2013, the Company recognized expense under operating leases of $0.6 million and $0.7 million, respectively.

As of March 31, 2014, future minimum lease obligations for the remainder of 2014 and future years were as follows (in thousands):

2014	$1,837
2015	1,807
2016	1,103
2017	724
2018	602
Thereafter	726

$6,799

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2014, the Company had the following commercial commitments related to satellite and network services for the remainder of 2014 and future years were as follows (in thousands):

2014	$19,865
2015	11,970
2016	8,330
2017	16,654
2018	16,000

$72,819

On January 31, 2014, RigNet finalized an agreement with Inmarsat to become a distributor of Inmarsat’s Global Xpress (GX) and L-band satellite communications network services. RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. The Company expects to utilize GX and L-band services across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2018 is reflected in the table above.

Note 13 – Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, the Company evaluated its current core assets and operations, and organized them into segments. The company is now presenting Telecom Systems Integration as a separate reportable segment, as this is now a greater portion of the company’s core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet now considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecom Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three months ended March 31, 2014 and 2013, is presented below. Prior year information has been recast to conform to the current year presentation.

	Three Months Ended March 31, 2014
	Eastern Hemisphere	Western Hemisphere	Telecom Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$38,022	$21,408	$15,613	$—	$75,043
Cost of revenue (excluding depreciation and amortization)	18,693	12,672	12,942	2,214	46,521
Depreciation and amortization	2,723	2,763	1,055	256	6,797
Selling, general and administrative	2,984	2,289	653	10,446	16,372

Operating income (loss)	$13,622	$3,684	$963	$(12,916)	$5,353

Total assets	130,646	123,819	65,497	(36,118)	283,844
Capital expenditures	5,172	3,749	4	727	9,652

	Three Months Ended March 31, 2013
	Eastern Hemisphere	Western Hemisphere	Telecom Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$28,615	$12,415	$11,788	$—	$52,818
Cost of revenue (excluding depreciation and amortization)	13,199	5,281	9,331	1,311	29,122
Depreciation and amortization	1,943	1,794	1,085	147	4,969
Selling, general and administrative	3,523	1,677	130	7,217	12,547

Operating income (loss)	$9,950	$3,663	$1,242	$(8,675)	$6,180

Total assets	116,629	94,425	72,051	(70,321)	212,784
Capital expenditures	3,790	2,725	39	93	6,647

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2014 and 2013. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Domestic	$13,748	$7,736
International	61,295	45,082

Total	$75,043	$52,818

The following table presents long-lived assets for the Company’s domestic and international operations as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
	2014	2013
	(in thousands)
Domestic	$50,367	$33,588
International	79,001	77,563

Total	$129,368	$111,151

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Operations

We are a global provider of managed remote communications, telecom systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated in a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

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

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, we evaluated our current core assets and operations, and organized them into segments. We are now presenting Telecom Systems Integration as a separate reportable segment, as this is now a greater portion of our core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, we operate three reportable segments, which are managed as distinct business units by our chief operating decision-maker.

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of the our United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecom Systems Integration (TSI). Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. Our TSI segment services are primarily performed out of our United Kingdom and United States based offices for customers globally.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for telecom systems integration projects and direct service labor. Direct Service labor consists of field technicians, our Network Operations Center (NOC) employees, and other employees who directly provide services to customers. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability increases at a site as we add customers and value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On January 31, 2014, we closed our acquisition of Inmarsat Plc’s Energy Broadband Operations (Inmarsat) for an aggregate purchase price of $29.1 million, including $13.0 million of working capital. Under the terms of the deal, Inmarsat sold to us substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

We financed the transaction with borrowings under our new credit facility announced on October 3, 2013 and existing cash on hand.

For the three months ended March 31, 2014, we spent $2.3 million on acquisition-related costs in connection with this acquisition, which are reported as general and administrative expense in our condensed consolidated financial statements.

Additionally, on January 31, 2014, we finalized an agreement with Inmarsat to become a distributor of Inmarsat’s Global Xpress (GX) and L-band satellite communications network services, which will enable us to offer next-generation satellite services to existing and new customers in the global energy sector worldwide. We have agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. We expect to utilize GX and L-band services across our own business as well as that of the acquired Energy Broadband business.

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

During our annual July 31, 2013 impairment test, the fair value of goodwill held by our U.S. Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by 11.1%. As of March 31, 2014, the goodwill balance held by our North America Land (previously known as U.S. Land) reporting unit was $10.9 million. Any future downturn in our North America Land business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenue	$75,043	$52,818

Expenses:
Cost of revenue (excluding depreciation and amortization)	46,521	29,122
Depreciation and amortization	6,797	4,969
Selling and marketing	1,529	787
General and administrative	14,843	11,760

Total expenses	69,690	46,638

Operating income	5,353	6,180
Other income (expense), net	170	107

Income before income taxes	5,523	6,287
Income tax expense	(3,215)	(2,512)

Net income	2,308	3,775
Less: Net income attributable to non-controlling interests	113	40

Net income attributable to RigNet, Inc. stockholders	$2,195	$3,735

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$28,522	$23,696
Adjusted EBITDA	$16,208	$12,621

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Eastern Hemisphere:
Revenue	$38,022	$28,615
Cost of revenue (excluding depreciation and amortization)	18,693	13,199

Gross Profit (non-GAAP measure)	19,329	15,416
Depreciation and amortization	2,723	1,943
Selling, general and administrative	2,984	3,523

Eastern Hemisphere operating income	$13,622	$9,950

Western Hemisphere:
Revenue	$21,408	$12,415
Cost of revenue (excluding depreciation and amortization)	12,672	5,281

Gross Profit (non-GAAP measure)	8,736	7,134
Depreciation and amortization	2,763	1,794
Selling, general and administrative	2,289	1,677

Western Hemisphere operating income	$3,684	$3,663

Telecom Systems Integration:
Revenue	$15,613	$11,788
Cost of revenue (excluding depreciation and amortization)	12,942	9,331

Gross Profit (non-GAAP measure)	2,671	2,457
Depreciation and amortization	1,055	1,085
Selling, general and administrative	653	130

Telecom Systems Integration operating income	$963	$1,242

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2014 and 2013

Revenue. Revenue increased by $22.2 million, or 42.1%, to $75.0 million for the three months ended March 31, 2014 from $52.8 million for the three months ended March 31, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit contributed $13.7 million for the three months ended March 31, 2014, across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, revenue increased by $8.5 million or 16.1%. This increase was driven by the Eastern Hemisphere which increased $6.8 million, or 23.8%, and the Western Hemisphere which increased $2.2 million, or 17.6%. These increases are primarily due to increased sites served and increased revenue-per-site across the Eastern and Western Hemisphere segments.

Cost of Revenue. Costs increased by $17.4 million, or 59.7%, to $46.5 million for the three months ended March 31, 2014 from $29.1 million for the three months ended March 31, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $11.4 million to costs for the three months ended March 31, 2014. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $6.0 million or 20.7%, to $35.1 million for the three months ended March 31, 2014 from $29.1 million for the three months ended March 31, 2013. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and due to increased costs for our TSI projects.

Gross Profit (excluding depreciation and amortization) increased by $4.8 million, or 20.4%, to $28.5 million for the three months ended March 31, 2014 from $23.7 million for the three months ended March 31, 2013. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 38.0%, for the three months ended March 31, 2014 compared to 44.9% for the three months ended March 31, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) increased by $2.5 million, or 10.5%, to $26.2 million for the three months ended March 31, 2014 from $23.7 million for the three months ended March 31, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 42.7%, for the three months ended March 31, 2014 compared to 44.9% for the three months ended March 31, 2013. The increased Gross Profit (excluding depreciation and amortization) on lower margins is primarily attributable to TSI projects which were impacted by both margin profile and project timing compared to prior period.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.8 million to $6.8 million for the three months ended March 31, 2014 from $5.0 million for the three months ended March 31, 2013. This increase is primarily attributable to the continued increase in our capital expenditures and the acquisition of depreciable property, plant and equipment and amortizable intangibles as part of the Inmarsat’s Enterprise Energy business unit acquisition.

Selling and Marketing. Selling and marketing expense increased by $0.7 million to $1.5 million for the three months ended March 31, 2014 from $0.8 million for the three months ended March 31, 2013.

General and Administrative. General and administrative expenses increased by $3.1 million to $14.8 million for the three months ended March 31, 2014 from $11.8 million for the three months ended March 31, 2013. General and administrative costs increased primarily due to costs related to the acquisition of Inmarsat’s Enterprise Energy business unit and increased compensation resulting from headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 58.2% and 40.0% for the three months ended March 31, 2014 and 2013, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The increase in the effective tax rate was primarily attributable to our recognizing a larger valuation allowance during the three months ended March 31, 2014 as a result of increased domestic losses caused by costs related to the acquisition of Inmarsat’s Enterprise Energy business unit.

Liquidity and Capital Resources

At March 31, 2014, we had working capital of $87.6 million, including cash and cash equivalents of $66.7 million, current restricted cash of $0.9 million, accounts receivable of $65.1 million and other current assets of $13.6 million, offset by $21.5 million in accounts payable, $21.2 million in accrued expenses, $8.4 million in current maturities of long-term debt, $4.2 million in tax related liabilities and $3.5 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $19.2 million to $30.2 million due to continued increase of sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents and availability under our credit facility. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. land rig count trends, projected oil and natural gas prices, contracted and available satellite bandwidth and the additional operations acquired from Inmarsat’s Enterprise Energy business unit.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year which could require additional financing, either debt or equity.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our credit facility and additional financing activities we may pursue, which may include debt or equity offerings.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,822	$59,744
Net cash provided by operating activities	15,053	3,890
Net cash used in investing activities	(31,945)	(5,265)
Net cash provided by (used in) financing activities	23,661	(2,035)
Changes in foreign currency translation	156	(1,618)

Cash and cash equivalents, March 31,	$66,747	$54,716

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2014 and 2013, 71.4% and 52.2% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $15.1 million for the three months ended March 31, 2014 compared to $3.9 million for the three months ended March 31, 2013. The increase in cash provided by operating activities during 2014 of $11.2 million was primarily due to changes in our prepaid expenses due to TSI projects, increased accrued expenses, the timing of collections of our accounts receivable and increased depreciation and amortization.

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

Investing Activities

Net cash used in investing activities was $31.9 million and $5.3 million for the three months ended March 31, 2014 and 2013, respectively. Net cash used during the three months ended March 31, 2014 includes cash paid for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $23.3 million.

Additionally, net cash used during the three months ended March 31, 2014 and 2013 includes capital expenditures of $9.4 million and $5.6 million, respectively. We expect capital expenditures to continue to increase during 2014 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash provided by financing activities was $23.7 million compared to cash used in financing activities of $2.0 million for the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities for the three months ended March 31, 2014 consisted primarily of $25.0 million in draws on our credit facility, which was and will be used, along with cash on hand, to finance our acquisition of Inmarsat’s Enterprise Energy business unit. Cash used in financing activities during these periods include $2.2 million and $2.4 million of principal payments on our long-term debt, respectively.

Credit Agreement

The Company has a $60.0 million term loan and $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The term loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2014 was 1.9%, with an interest rate of 1.9% at March 31, 2014. The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2014, the outstanding principal amount of the term loan was $57.9 million.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At March 31, 2014, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under revolving facility carries an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of March 31, 2014, $25.0 million in draws have been made on the facility. The weighted average interest rate for the three months ended March 31, 2014 was 1.8%, with an interest rate of 1.9% at March 31, 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Regulatory Matter

In 2013, our internal compliance program detected potential violations of U.S. sanctions regulations by one of our foreign subsidiaries in connection with certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. We estimate that we received total revenue of approximately $0.1 million during the period related to the potential violations. These countries are subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to these countries administered by BIS. Our customers that are not based in the U.S. are not subject to the same restrictions on operating in these countries as we are, but we are prohibited from providing services or facilitating the provision of services to their rigs in transit to or while operating in a sanctioned country.

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

We incurred legal expenses of zero and $0.3 for the three months ended March 31, 2014 and 2013, respectively. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross profit	$22,054	$18,968
Depreciation and amortization related to cost of revenue	6,468	4,728

Gross Profit (excluding depreciation and amortization)	$28,522	$23,696

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

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$2,308	$3,775
Interest expense	481	507
Depreciation and amortization	6,797	4,969
(Gain) loss on sales of property, plant and equipment, net of retirements	(73)	41
Stock-based compensation	1,148	817
Acquisition costs	2,332	—
Income tax expense	3,215	2,512

Adjusted EBITDA (non-GAAP measure)	$16,208	$12,621

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

Adjusted EBITDA increased by $3.6 million to $16.2 million for the three months ended March 31, 2014, from $12.6 million for the three months ended March 31, 2013. The increase resulted from organic growth in our core offshore operations, and to a lesser extent, the acquisition of Inmarsat’s Enterprise Energy business unit partially offset by increased compensation associated with headcount additions.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2014 and 2013, 28.6% and 47.8%, respectively of our revenues were earned in non-U.S. currencies. At March 31, 2014 and 2013, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2014 and December 31, 2013, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2014	2013
	(in thousands)
Effect on Net Income and Equity – Increase/Decrease:
1% Decrease/increase in rate	$825	$596
2% Decrease/increase in rate	$1,649	$1,191
3% Decrease/increase in rate	$2,474	$1,787

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

4.1	Registration Rights Agreement dated effective as of September 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: May 12, 2014	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)