Form 10-Q
period 2014-06-30
RigNet, Inc.
filed 2014-08-04
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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
    Yes  ☐     No  ☒

At July 31, 2014, there were outstanding 17,617,638 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,007	$59,822
Restricted cash	475	509
Accounts receivable, net	83,048	45,388
Prepaid expenses and other current assets	12,774	14,233

Total current assets	157,304	119,952
Property, plant and equipment, net	76,269	59,051
Restricted cash	950	1,321
Goodwill	35,176	34,520
Intangibles, net	20,695	17,580
Deferred tax and other assets	7,755	6,379

TOTAL ASSETS	$298,149	$238,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,365	$13,744
Accrued expenses	25,345	12,943
Current maturities of long-term debt	8,395	8,388
Income taxes payable	2,914	4,350
Deferred revenue	6,978	2,907

Total current liabilities	59,997	42,332
Long-term debt	76,929	51,175
Deferred revenue	866	621
Deferred tax liability	774	665
Other liabilities	20,636	19,222

Total liabilities	159,202	114,015

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2014 or December 31, 2013	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 17,617,638 and 17,236,620 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18	17
Additional paid-in capital	133,330	128,932
Retained Earnings (Accumulated Deficit)	3,158	(4,704)
Accumulated other comprehensive income	2,288	435

Total stockholders’ equity	138,794	124,680
Non-redeemable, non-controlling interest	153	108

Total equity	138,947	124,788

TOTAL LIABILITIES AND EQUITY	$298,149	$238,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenue	$80,656	$51,329	$155,699	$104,147

Expenses:
Cost of revenue (excluding depreciation and amortization)	45,656	25,927	92,177	55,049
Depreciation and amortization	7,280	5,249	14,077	10,218
Selling and marketing	1,764	1,029	3,293	1,816
General and administrative	16,154	11,530	30,997	23,290

Total expenses	70,854	43,735	140,544	90,373

Operating income	9,802	7,594	15,155	13,774
Other income (expense):
Interest expense	(565)	(440)	(1,046)	(947)
Other income (expense) net	(51)	313	600	927

Income before income taxes	9,186	7,467	14,709	13,754
Income tax expense	(3,438)	(2,552)	(6,653)	(5,064)

Net income	5,748	4,915	8,056	8,690
Less: Net income attributable to Non-redeemable, non-controlling interest	81	54	194	94

Net income attributable to RigNet, Inc. stockholders	$5,667	$4,861	$7,862	$8,596

COMPREHENSIVE INCOME
Net income	$5,748	$4,915	$8,056	$8,690
Foreign currency translation	841	(1,486)	1,853	(6,077)

Comprehensive income	6,589	3,429	9,909	2,613
Less: Comprehensive income attributable to non-controlling interest	81	54	194	94

Comprehensive income attributable to RigNet, Inc. stockholders	$6,508	$3,375	$9,715	$2,519

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$5,667	$4,861	$7,862	$8,596

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.32	$0.30	$0.45	$0.54

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.31	$0.28	$0.44	$0.50

Weighted average shares outstanding, basic	17,490	15,963	17,379	15,861

Weighted average shares outstanding, diluted	18,108	17,480	18,029	17,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$8,056	$8,690
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	14,077	10,218
Stock-based compensation	2,343	1,530
Amortization of deferred financing costs	96	29
Deferred taxes	(380)	(552)
(Gain) loss on sales of property, plant and equipment, net of retirements	(83)	74
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(18,852)	(7,639)
Prepaid expenses and other assets	9,191	(3,301)
Accounts payable	(11,978)	2,444
Accrued expenses	5,970	(1,212)
Deferred revenue	188	(2,572)
Other liabilities	1,412	1,764

Net cash provided by operating activities	10,040	9,473

Cash flows from investing activities:
Acquisitions, net of cash acquired	(23,260)	(85)
Capital expenditures	(15,753)	(15,153)
Proceeds from sales of property, plant and equipment	733	55
Decrease in restricted cash	405	644

Net cash used in investing activities	(37,875)	(14,539)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,409	1,168
Subsidiary distributions to non-controlling interest	(149)	(103)
Proceeds from borrowings	30,000	—
Repayments of long-term debt	(4,335)	(4,743)
Excess tax benefits from stock-based compensation	647	—
Payments of financing fees	—	(69)

Net cash provided by (used in) financing activities	27,572	(3,747)

Net decrease in cash and cash equivalents	(263)	(8,813)

Cash and cash equivalents:
Balance, January 1,	59,822	59,744
Changes in foreign currency translation	1,448	(2,330)

Balance, June 30,	$61,007	$48,601

Supplemental disclosures:
Income taxes paid	$7,207	$5,938
Interest paid	$950	$888
Non-cash investing — capital expenditures accrued	$5,471	$1,860
Liabilities assumed — Inmarsat’s Enterprise Energy business unit acquisition	$11,795	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total	Non-Redeemable,
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’	Non-Controlling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
				(in thousands)
Balance, January 1, 2013	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972
Issuance of common stock upon the exercise of stock options and warrants	215	—	1,168	—	—	1,168	—	1,168
Issuance of restricted common stock,net of share cancellations	84	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,530	—	—	1,530	—	1,530
Foreign currency translation	—	—	—	—	(6,077)	(6,077)	—	(6,077)
Non-controlling owner distributions	—	—	—	—	—	—	(103)	(103)
Net income	—		—	8,596	—	8,596	94	8,690
Balance, June 30, 2013	16,001	$16	$122,748	$(12,444)	$(3,248)	$107,072	$108	$107,180

Balance, January 1, 2014	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options and warrants	320	1	1,408	—	—	1,409	—	1,409
Issuance of restricted common stock, net of share cancellations	61	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,343	—	—	2,343	—	2,343
Excess tax benefits from stock-based compensation	—	—	647	—	—	647	—	647
Foreign currency translation	—	—	—	—	1,853	1,853	—	1,853
Non-controlling owner distributions	—	—	—	—	—	—	(149)	(149)
Net income	—		—	7,862	—	7,862	194	8,056
Balance, June 30, 2014	17,618	$18	$133,330	$3,158	$2,288	$138,794	$153	$138,947

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2014.

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

In May 2014, FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

Inmarsat’s Enterprise Energy Business Unit

On January 31, 2014, RigNet closed the acquisition of Inmarsat Plc’s Energy Broadband Operations (Inmarsat) for an aggregate purchase price of $26.1 million, including $12.3 million of working capital. Of this aggregate purchase price, RigNet has paid $23.3 million to Inmarsat with the additional $2.8 million paid to Inmarsat in July 2014. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of Inmarsat’s Enterprise Energy business unit have been recorded at their estimated fair values at the date of acquisition. The Company’s allocation of the purchase price is preliminary as the amounts related to working capital, long-lived assets, identifiable intangible assets, and the effects of income taxes resulting from the transaction, are still being finalized. Any material measurement adjustments will be recorded retroactively to the acquisition date.

	Weighted Average
	Estimated Useful
	Life (Years)	Fair Market Values
		(in thousands)
Current assets			$24,130	(a)
Property, plant and equipment			8,948
Identifiable intangible assets:
Backlog	2	$1,800
Licenses	7	2,000
Customer relationships	7	240

Total identifiable intangible assets			4,040
Other assets			760
Liabilities			(11,795	)(a)

Total purchase price			$26,083	(a)

(a)	Subject to customary working capital adjustments.

RigNet financed the transaction with the credit facility announced on October 3, 2013 and existing cash on hand (see Note 6—Long-Term Debt).

For the three and six months ended June 30, 2014, RigNet has spent $0.6 million and $2.9 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the end of the period (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue	$19,192	$32,910
Net Income	$926	$1,147

For the three months ended June 30, 2014 and 2013, RigNet’s supplemental pro forma revenue was $80.7 million and $69.6 million, respectively, and for the six months ended June 30, 2014 and 2013, RigNet’s supplemental pro forma revenue was $161.4 million and $140.6 million, respectively, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the three and six months ended June 30, 2014 and 2013 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intents of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company typically does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income in the Company’s condensed consolidated financial statements.

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco Group Holdings Ltd. (Nessco) as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2013. The 2013 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through June 30, 2014. As of June 30, 2014 and December 31, 2013, goodwill was $35.2 million and $34.5 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), as well as trade name and covenant not-to-compete (acquired as part of the Nessco acquisition), backlog (acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), licenses (acquired as part of the Inmarsat’s Enterprise Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of June 30, 2014. As of June 30, 2014 and December 31, 2013, intangibles were $20.7 million and $17.6 million, respectively. During the three months ended June 30, 2014 and 2013, the Company recognized amortization expense of $1.2 million and $1.0 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recognized amortization expense of $2.5 million and $2.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth expected amortization expense of intangibles for the remainder of 2014 and the following years (in thousands):

2014	$2,408
2015	4,962
2016	3,990
2017	3,915
2018	3,211
Thereafter	2,209

$20,695

Note 5 – Restricted Cash

As of June 30, 2014, the Company had restricted cash of $0.5 million and $1.0 million, in current and long-term assets, respectively. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of June 30, 2014 and December 31, 2013, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2014	2013
	(in thousands)
Term loan, net of unamortized deferred financing costs	$55,324	$59,537
Revolving loan	30,000	—
Equipment notes	—	26

	85,324	59,563
Less: Current maturities of long-term debt	(8,395)	(8,388)

	$76,929	$51,175

Term Loan

The Company has a term loan (Term Loan) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

Additionally, the amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2014 and 2013 were 2.1% and 2.8%. The weighted average interest rate for the six months ended June 30, 2014 and 2013 were 2.0% and 2.9%, respectively, with an interest rate of 2.2% at June 30, 2014.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2014, the Term Loan had outstanding principal of $55.7 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Loans

Under the amended and restated credit agreement dated October 3, 2013, the Company also secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. During the six months ended June 30, 2014, RigNet drew $30.0 million of this credit facility related to the acquisition of Inmarsat’s Enterprise Energy business unit (see Note 2 – Business Combinations). As of June 30, 2014, $30.0 million in draws have been made on the facility. The weighted average interest rate for the three and six months ended June 30, 2014 was 2.1% and 2.0%, respectively, with an interest rate of 2.2% at June 30, 2014.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $6.8 million. This facility has a maturity date of June 30, 2017. As of June 30, 2014, the amount available under this facility was £2.1 million or $3.5 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of June 30, 2014, the Company had restricted cash of $0.5 million and $1.0 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2014 and December 31, 2013, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2014 and the following years (in thousands):

2014	$4,384
2015	8,403
2016	8,420
2017	8,439
2018	55,678

Total debt, including current maturities	$85,324

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

The Company’s effective income tax rate was 37.4% and 34.2% for the three months ended June 30, 2014 and 2013, respectively. The Company’s effective income tax rate was 45.2% and 36.8% for the six months ended June 30, 2014 and 2013, respectively. The Company’s effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2014, the Company granted 66,682 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares issued to officers and employees, totaling 43,212 shares, vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 23,470 shares, vested in May 2014.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the six months ended June 30, 2014, the Company also granted 115,500 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $47.17 to $47.47, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the six months ended June 30, 2014 and 2013, were as follows:

	Six Months Ended June 30,
	2014	2013
Expected volatility	43%	50%
Expected term (in years)	7	7
Risk-free interest rate	2.2%	1.3%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2014 and 2013 was $25.72 and $11.11 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2014 and 2013 was $2.3 million and $1.5 million, respectively. As of June 30, 2014, there was $8.8 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.5 years.

Note 10 – Related Party Transactions

One of the Company’s former directors, who served on the board until May 2014, is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized from that corporation for the three months ended June 30, 2014 and 2013 was $0.3 million and $0.4 million, respectively. Revenue recognized from that corporation for the six months ended June 30, 2014 and 2013 was $0.7 million and $0.9 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the Company’s consulting vendors is wholly owned by one of RigNet’s significant shareholders. Expense recognized for the three and six months ended June 30, 2014 was $0.5 million. All expenses were incurred by RigNet in the ordinary course of business.

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

For the three months ended June 30, 2014 and 2013, 618,341 and 1,516,867 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the six months ended June 30, 2014 and 2013, 650,460 and 1,500,596 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

The Company incurred legal expenses of $0.0 million and $0.9 million in connection with the investigation as of June 30, 2014 and 2013, respectively. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended June 30, 2014 and 2013, the Company recognized expense under operating leases of $0.7 million and $0.6 million, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized expense under operating leases of $1.3 million and $1.3 million, respectively.

As of June 30, 2014, future minimum lease obligations for the remainder of 2014 and future years were as follows (in thousands):

2014	$1,410
2015	2,111
2016	1,257
2017	728
2018	602
Thereafter	726

$6,834

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2014, the Company had the following commercial commitments related to satellite and network services for the remainder of 2014 and future years were as follows (in thousands):

2014	$15,790
2015	17,530
2016	12,293
2017	17,347
2018	16,084

$79,044

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Segment Information

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, the Company evaluated its current core assets and operations, and organized them into segments. The Company is now presenting Telecoms Systems Integration as a separate reportable segment, as this is now a greater portion of the Company’s core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet now considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

The Company’s business segment information as of and for the three and six months ended June 30, 2014 and 2013, is presented below. Prior year information has been recast to conform to the current year presentation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2014
			Telecoms
	Eastern	Western	Systems	Corporate and	Consolidated
	Hemisphere	Hemisphere	Integration	Eliminations	Total
			(in thousands)
Revenue	$39,842	$30,053	$10,761	$—	$80,656
Cost of revenue (excluding depreciation and amortization)	19,204	16,572	7,466	2,414	45,656
Depreciation and amortization	3,353	2,682	954	291	7,280
Selling, general and administrative	3,783	4,039	843	9,253	17,918

Operating income (loss)	$13,502	$6,760	$1,498	$(11,958)	$9,802

Capital expenditures	5,668	5,062	367	475	11,572

	Three Months Ended June 30, 2013
			Telecoms
	Eastern	Western	Systems	Corporate and	Consolidated
	Hemisphere	Hemisphere	Integration	Eliminations	Total
			(in thousands)
Revenue	$31,185	$13,141	$7,003	$—	$51,329
Cost of revenue (excluding depreciation and amortization)	13,607	6,149	4,703	1,468	25,927
Depreciation and amortization	2,122	1,848	1,075	204	5,249
Selling, general and administrative	4,614	2,090	284	5,571	12,559

Operating income (loss)	$10,842	$3,054	$941	$(7,243)	$7,594

Capital expenditures	6,206	2,252	41	38	8,537

	Six Months Ended June 30, 2014
			Telecoms
	Eastern	Western	Systems	Corporate and	Consolidated
	Hemisphere	Hemisphere	Integration	Eliminations	Total
			(in thousands)
Revenue	$77,864	$51,461	$26,374	$—	$155,699
Cost of revenue (excluding depreciation and amortization)	37,897	29,244	20,408	4,628	92,177
Depreciation and amortization	6,076	5,445	2,009	547	14,077
Selling, general and administrative	6,767	6,328	1,496	19,699	34,290

Operating income (loss)	$27,124	$10,444	$2,461	$(24,874)	$15,155

Total assets	141,963	135,259	61,643	(40,716)	298,149
Capital expenditures	10,840	8,811	371	1,202	21,224

	Six Months Ended June 30, 2013
			Telecoms
	Eastern	Western	Systems	Corporate and	Consolidated
	Hemisphere	Hemisphere	Integration	Eliminations	Total
			(in thousands)
Revenue	$59,800	$25,556	$18,791	$—	$104,147
Cost of revenue (excluding depreciation and amortization)	26,806	11,430	14,034	2,779	55,049
Depreciation and amortization	4,065	3,642	2,160	351	10,218
Selling, general and administrative	8,137	3,767	414	12,788	25,106

Operating income (loss)	$20,792	$6,717	$2,183	$(15,918)	$13,774

Total assets	83,553	94,603	71,280	(33,846)	215,590
Capital expenditures	9,996	4,977	80	131	15,184

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2014 and 2013. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Domestic	$26,740	$10,184	$40,488	$17,920
International	53,916	41,145	115,211	86,227

Total	$80,656	$51,329	$155,699	$104,147

The following table presents long-lived assets for the Company’s domestic and international operations as of June 30, 2014 and December 31, 2013.

	June 30,	December 31,
	2014	2013
	(in thousands)
Domestic	$50,096	$33,588
International	82,044	77,563

Total	$132,140	$111,151

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2013 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Operations

We are a global provider of managed remote communications, telecoms systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated in a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

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

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, we evaluated our current core assets and operations, and organized them into segments. We are now presenting Telecoms Systems Integration as a separate reportable segment, as this is now a greater portion of our core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, we operate three reportable segments, which are managed as distinct business units by our chief operating decision-maker.

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of the our United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. Our TSI segment services are primarily performed out of our United Kingdom and United States based offices for customers globally.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for telecoms systems integration projects and direct service labor. Direct service labor consists of field technicians, our Network Operations Center (NOC) employees, and other employees who directly provide services to customers. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability increases at a site as we add customers and value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On January 31, 2014, we closed our acquisition of Inmarsat Plc’s Energy Broadband Operations (Inmarsat) for an aggregate purchase price of $26.1 million, including $12.3 million of working capital. Under the terms of the deal, Inmarsat sold to us substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

We financed the transaction with borrowings under our new credit facility announced on October 3, 2013 and existing cash on hand.

For the three and six months ended June 30, 2014, we spent $0.6 million and $2.9 million, respectively, on acquisition-related costs in connection with this acquisition, which are reported as general and administrative expense in our condensed consolidated financial statements.

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

During our annual July 31, 2013 impairment test, the fair value of goodwill held by our U.S. Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by 11.1%. As of June 30, 2014, the goodwill balance held by our North America Land (previously known as U.S. Land) reporting unit was $10.9 million. Any future downturn in our North America Land business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$80,656	$51,329	$155,699	$104,147
Expenses:
Cost of revenue (excluding depreciation and amortization)	45,656	25,927	92,177	55,049
Depreciation and amortization	7,280	5,249	14,077	10,218
Selling and marketing	1,764	1,029	3,293	1,816
General and administrative	16,154	11,530	30,997	23,290

Total expenses	70,854	43,735	140,544	90,373

Operating income	9,802	7,594	15,155	13,774
Other expense, net	(616)	(127)	(446)	(20)

Income before income taxes	9,186	7,467	14,709	13,754
Income tax expense	(3,438)	(2,552)	(6,653)	(5,064)

Net income	5,748	4,915	8,056	8,690
Less: Net income attributable to non-controlling interests	81	54	194	94

Net income attributable to RigNet, Inc. stockholders	$5,667	$4,861	$7,862	$8,596

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$35,000	$25,402	$63,522	$49,098
Adjusted EBITDA	$18,806	$13,902	$35,014	$26,523

The following represents selected financial operating results for our segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands)
Eastern Hemisphere:
Revenue	$39,842	$31,185	$77,864	$59,800
Cost of revenue (excluding depreciation and amortization)	19,204	13,607	37,897	26,806

Gross Profit (non-GAAP measure)	20,638	17,578	39,967	32,994
Depreciation and amortization	3,353	2,122	6,076	4,065
Selling, general and administrative	3,783	4,614	6,767	8,137

Eastern Hemisphere operating income	$13,502	$10,842	$27,124	$20,792

Western Hemisphere:
Revenue	$30,053	$13,141	$51,461	$25,556
Cost of revenue (excluding depreciation and amortization)	16,572	6,149	29,244	11,430

Gross Profit (non-GAAP measure)	13,481	6,992	22,217	14,126
Depreciation and amortization	2,682	1,848	5,445	3,642
Selling, general and administrative	4,039	2,090	6,328	3,767

Western Hemisphere operating income	$6,760	$3,054	$10,444	$6,717

Telecoms Systems Integration:
Revenue	$10,761	$7,003	$26,374	$18,791
Cost of revenue (excluding depreciation and amortization)	7,466	4,703	20,408	14,034

Gross Profit (non-GAAP measure)	3,295	2,300	5,966	4,757
Depreciation and amortization	954	1,075	2,009	2,160
Selling, general and administrative	843	284	1,496	414

Telecom Systems Integration operating income	$1,498	$941	$2,461	$2,183

Three Months Ended June 30, 2014 and 2013

Revenue. Revenue increased by $29.3 million, or 57.1%, to $80.7 million for the three months ended June 30, 2014 from $51.3 million for the three months ended June 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit contributed $19.2 million for the three months ended June 30, 2014, across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, revenue increased by $10.1 million, or 19.7%. This organic increase was driven by the Eastern Hemisphere segment which increased $5.8 million, or 18.6%, and the Western Hemisphere segment which increased $4.1 million, or 31.3%. These increases are primarily due to increased revenue-per-site and increased sites served across the Eastern and Western Hemisphere segments.

Cost of Revenue. Costs increased by $19.7 million, or 76.1%, to $45.7 million for the three months ended June 30, 2014 from $25.9 million for the three months ended June 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $13.5 million to costs for the three months ended June 30, 2014. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $6.2 million, or 24.0%, to $32.2 million for the three months ended June 30, 2014 from $25.9 million for the three months ended June 30, 2013. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and due to increased costs for our TSI projects.

Gross Profit (excluding depreciation and amortization) increased by $9.6 million, or 37.8%, to $35.0 million for the three months ended June 30, 2014 from $25.4 million for the three months ended June 30, 2013. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 43.4%, for the three months ended June 30, 2014 compared to 49.5% for the three months ended June 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) increased by $3.9 million, or 15.4%, to $29.3 million for the three months ended June 30, 2014 from $25.4 million for the three months ended June 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 47.7%, for the three months ended June 30, 2014 compared to 49.5% for the three months ended June 30, 2013. The increased Gross Profit (excluding depreciation and amortization) on lower margins is primarily attributable to growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and due to increased costs for our TSI projects, which have supported our growing revenues and Gross Profit (excluding depreciation and amortization) albeit at lower margin percentages.

Depreciation and Amortization. Depreciation and amortization expense increased by $2.0 million to $7.3 million for the three months ended June 30, 2014 from $5.2 million for the three months ended June 30, 2013. This increase is primarily attributable to the continued increase in our capital expenditures and the acquisition of depreciable property, plant and equipment and amortizable intangibles as part of the Inmarsat’s Enterprise Energy business unit acquisition.

Selling and Marketing. Selling and marketing expense increased by $0.7 million to $1.8 million for the three months ended June 30, 2014 from $1.0 million for the three months ended June 30, 2013.

General and Administrative. General and administrative expenses increased by $4.6 million to $16.2 million for the three months ended June 30, 2014 from $11.5 million for the three months ended June 30, 2013. General and administrative costs increased primarily due to costs and increased office space related to the acquisition of Inmarsat’s Enterprise Energy business unit, increased compensation resulting from headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 37.4% and 34.2% for the three months ended June 30, 2014 and 2013, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2014 and 2013

Revenue. Revenue increased by $51.6 million, or 49.5%, to $155.7 million for the six months ended June 30, 2014 from $104.1 million for the six months ended June 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit contributed $32.9 million for the six months ended June 30, 2014 across all reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, revenue increased by $18.6 million, or 17.9%. This organic increase was driven by the Eastern Hemisphere segment which increased $12.6 million or 21.1% and the Western Hemisphere segment which increased $6.3 million, or 24.7%. These increases are primarily due to increased revenue-per-site and increased sites served across the Eastern and Western Hemisphere segments.

Cost of Revenue. Costs increased by $37.1 million, or 67.4%, to $92.2 million for the six months ended June 30, 2014 from $55.0 million for the six months ended June 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $24.9 million to costs for the six months ended June 30, 2014. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $12.3 million, or 22.3%, to $67.3 million for the six months ended June 30, 2014 from $55.0 million for the six months ended June 30, 2013. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and due to increased costs for our TSI projects.

Gross Profit (excluding depreciation and amortization) increased by $14.4 million, or 29.4%, to $63.5 million for the six months ended June 30, 2014 from $49.1 million for the six months ended June 30, 2013. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 40.8% for the six months ended June 30, 2014 compared to 47.1% for the six months ended June 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) increased by $6.4 million, or 13.0%, to $55.5 million for the six months ended June 30, 2014 from $49.1 million for the six months ended June 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 45.2% for the six months ended June 30, 2014 compared to 47.1% for the six months ended June 30, 2013. The increased Gross Profit (excluding depreciation and amortization) on lower margins is primarily attributable to growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and due to increased costs for our TSI projects, which have supported our growing revenues and Gross Profit (excluding depreciation and amortization) albeit at lower margins.

Depreciation and Amortization. Depreciation and amortization expense increased by $3.9 million to $14.1 million for the six months ended June 30, 2014 from $10.2 million for the six months ended June 30, 2013. This increase is primarily attributable to the continued increase in our capital expenditures and the acquisition of depreciable property, plant and equipment and amortizable intangibles as part of the Inmarsat’s Enterprise Energy business unit acquisition.

Selling and Marketing. Selling and marketing expense increased by $1.5 million to $3.3 million for the six months ended June 30, 2014 from $1.8 million for the six months ended June 30, 2013.

General and Administrative. General and administrative expenses increased by $7.7 million to $31.0 million for the six months ended June 30, 2014 from $23.3 million for the six months ended June 30, 2013. General and administrative costs increased primarily due to costs and increased office space related to the acquisition of Inmarsat’s Enterprise Energy business unit, increased compensation resulting from headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 45.2% and 36.8% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The increase in the effective tax rate was primarily attributable to our recognizing a larger valuation allowance during the six months ended June 30, 2014 as a result of increased domestic losses caused by costs related to the acquisition of Inmarsat’s Enterprise Energy business unit.

Liquidity and Capital Resources

At June 30, 2014, we had working capital of $97.3 million, including cash and cash equivalents of $61.0 million, current restricted cash of $0.5 million, accounts receivable of $83.0 million and other current assets of $12.8 million, offset by $16.4 million in accounts payable, $25.3 million in accrued expenses, $8.4 million in current maturities of long-term debt, $2.9 million in tax related liabilities and $7.0 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $19.2 million to $30.2 million due to continued increase of sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment in, businesses, products, services or technologies complementary to our current business.

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

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,822	$59,744
Net cash provided by operating activities	10,040	9,473
Net cash used in investing activities	(37,875)	(14,539)
Net cash provided by (used in) financing activities	27,572	(3,747)
Changes in foreign currency translation	1,448	(2,330)

Cash and cash equivalents, June 30,	$61,007	$48,601

Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2014 and 2013, 75.5% and 59.8% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $10.0 million for the six months ended June 30, 2014 compared to $9.5 million for the six months ended June 30, 2013. The increase in cash provided by operating activities during 2014 of $0.6 million was primarily due to changes in our prepaid expenses due to TSI projects, increased accrued expenses, increased depreciation and increased deferred revenue and amortization offset by the timing of collections of our accounts receivable and paying our accounts payable.

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

Investing Activities

Net cash used in investing activities was $37.9 million and $14.5 million for the six months ended June 30, 2014 and 2013, respectively. Net cash used during the six months ended June 30, 2014 includes cash paid for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $23.3 million.

Additionally, net cash used during the six months ended June 30, 2014 and 2013 includes capital expenditures of $15.8 million and $15.2 million, respectively. We expect capital expenditures to continue to increase during 2014 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash provided by financing activities was $27.6 million compared to cash used in financing activities of $3.7 million for the six months ended June 30, 2014 and 2013, respectively. Cash provided by financing activities for the six months ended June 30, 2014 consisted primarily of $30.0 million in draws on our credit facility, which was and will be used, along with cash on hand, to finance our acquisition of Inmarsat’s Enterprise Energy business unit. Cash used in financing activities during these periods include $4.3 million and $4.7 million of principal payments on our long-term debt, respectively.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2014 and 2013 were 2.1% and 2.8%. The weighted average interest rate for the six months ended June 30, 2014 and 2013 were 2.0% and 2.9%, respectively, with an interest rate of 2.2% at June 30, 2014. The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2014, the outstanding principal amount of the Term Loan was $55.7 million.

Our Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At June 30, 2014, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under revolving facility carries an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of June 30, 2014, $30.0 million in draws have been made on the facility. The weighted average interest rate for the three and six months ended June 30, 2014 was 2.1% and 2.0%, respectively, with an interest rate of 2.2% at June 30, 2014.

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

We incurred legal expenses of $0.0 million and $0.9 million for the six months ended June 30, 2014 and 2013, respectively. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit	$28,073	$20,414	$50,127	$39,382
Depreciation and amortization related to cost of revenue	6,927	4,988	13,395	9,716

Gross Profit (excluding depreciation and amortization)	$35,000	$25,402	$63,522	$49,098

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

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$5,748	$4,915	$8,056	$8,690
Interest expense	565	440	1,046	947
Depreciation and amortization	7,280	5,249	14,077	10,218
(Gain) loss on sales of property, plant and equipment, net of retirements	(10)	33	(83)	74
Stock-based compensation	1,195	713	2,343	1,530
Acquisition costs	590	—	2,922	—
Income tax expense	3,438	2,552	6,653	5,064

Adjusted EBITDA (non-GAAP measure)	$18,806	$13,902	$35,014	$26,523

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

Adjusted EBITDA increased by $4.9 million to $18.8 million for the three months ended June 30, 2014, from $13.9 million for the three months ended June 30, 2013. Adjusted EBITDA increased by $8.5 million to $35.0 million for the six months ended June 30, 2014, from $26.5 million for the six months ended June 30, 2013. The increase resulted from organic growth in our core offshore operations and, to a lesser extent, results from our acquisition of Inmarsat’s Enterprise Energy business unit partially offset by increased compensation associated with headcount additions.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2014 and 2013, 24.5% and 40.2%, respectively of our revenues were earned in non-U.S. currencies. At June 30, 2014 and 2013, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2014 and December 31, 2013, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2014	2013
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$853	$596
2% Decrease/increase in rate	$1,706	$1,191
3% Decrease/increase in rate	$2,560	$1,787

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RIGNET, INC.

Date: August 4, 2014	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)