Form 10-Q
period 2014-09-30
RigNet, Inc.
filed 2014-11-04
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

At October 31, 2014, there were outstanding 17,614,606 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2014	2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,052	$59,822
Restricted cash	687	509
Accounts receivable, net	83,817	45,388
Prepaid expenses and other current assets	16,933	14,233

Total current assets	162,489	119,952
Property, plant and equipment, net	77,542	59,051
Restricted cash	630	1,321
Goodwill	34,041	34,520
Intangibles, net	20,289	17,580
Deferred tax and other assets	8,125	6,379

TOTAL ASSETS	$303,116	$238,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,079	$13,744
Accrued expenses	26,938	12,943
Current maturities of long-term debt	8,400	8,388
Income taxes payable	4,529	4,350
Deferred revenue	5,397	2,907

Total current liabilities	62,343	42,332
Long-term debt	74,814	51,175
Deferred revenue	715	621
Deferred tax liability	614	665
Other liabilities	21,870	19,222

Total liabilities	160,356	114,015

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2014 or December 31, 2013	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 17,614,606 and 17,236,620 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	18	17
Additional paid-in capital	135,484	128,932
Retained Earnings (Accumulated Deficit)	9,015	(4,704)
Accumulated other comprehensive income (loss)	(1,838)	435

Total stockholders’ equity	142,679	124,680
Non-redeemable, non-controlling interest	81	108

Total equity	142,760	124,788

TOTAL LIABILITIES AND EQUITY	$303,116	$238,803

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenue	$87,819	$56,856	$243,518	$161,003

Expenses:
Cost of revenue (excluding depreciation and amortization)	49,217	31,140	141,394	86,189
Depreciation and amortization	7,530	5,450	21,607	15,668
Selling and marketing	1,599	937	4,892	2,753
General and administrative	17,772	13,036	48,769	36,326

Total expenses	76,118	50,563	216,662	140,936

Operating income	11,701	6,293	26,856	20,067
Other income (expense):
Interest expense	(588)	(432)	(1,634)	(1,379)
Other income (expense) net	(432)	(873)	168	54

Income before income taxes	10,681	4,988	25,390	18,742
Income tax expense	(4,751)	(2,581)	(11,404)	(7,645)

Net income	5,930	2,407	13,986	11,097
Less: Net income attributable to Non-redeemable, non-controlling interest	73	60	267	154

Net income attributable to RigNet, Inc. stockholders	$5,857	$2,347	$13,719	$10,943

COMPREHENSIVE INCOME
Net income	$5,930	$2,407	$13,986	$11,097
Foreign currency translation	(4,126)	3,553	(2,273)	(2,524)

Comprehensive income	1,804	5,960	11,713	8,573
Less: Comprehensive income attributable to non-controlling interest	73	60	267	154

Comprehensive income attributable to RigNet, Inc. stockholders	$1,731	$5,900	$11,446	$8,419

INCOME PER SHARE—BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$5,857	$2,347	$13,719	$10,943

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.34	$0.15	$0.79	$0.69

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.33	$0.13	$0.77	$0.63

Weighted average shares outstanding, basic	17,443	16,148	17,268	15,958

Weighted average shares outstanding, diluted	17,987	17,630	17,905	17,404

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$13,986	$11,097
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	21,607	15,668
Stock-based compensation	3,650	2,226
Amortization of deferred financing costs	151	122
Deferred taxes	(1,089)	(1,061)
(Gain) loss on sales of property, plant and equipment, net of retirements	(9)	167
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(18,999)	(7,653)
Prepaid expenses and other assets	1,489	(6,215)
Accounts payable	(4,654)	(1,403)
Accrued expenses	11,484	2,882
Deferred revenue	(852)	(2,990)
Other liabilities	2,651	2,513

Net cash provided by operating activities	29,415	15,353

Cash flows from investing activities:
Acquisitions, net of cash acquired	(23,260)	(85)
Capital expenditures	(31,460)	(22,054)
Proceeds from sales of property, plant and equipment	714	87
Decrease in restricted cash	513	661

Net cash used in investing activities	(53,493)	(21,391)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,490	4,742
Subsidiary distributions to non-controlling interest	(294)	(217)
Proceeds from borrowings	30,000	—
Repayments of long-term debt	(6,500)	(7,184)
Excess tax benefits from stock-based compensation	1,413	—
Payments of financing fees	—	(69)

Net cash provided by (used in) financing activities	26,109	(2,728)

Net increase (decrease) in cash and cash equivalents	2,031	(8,766)

Cash and cash equivalents:
Balance, January 1,	59,822	59,744
Changes in foreign currency translation	(801)	(1,394)

Balance, September 30,	$61,052	$49,584

Supplemental disclosures:
Income taxes paid	$9,212	$8,123
Interest paid	$1,495	$1,287
Non-cash investing—capital expenditures accrued	$1,888	$3,718
Liabilities assumed—Inmarsat’s Enterprise Energy business unit acquisition	$11,795	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

				Retained	Accumulated
			Additional	Earnings	Other	Total	Non-Redeemable,
	Common Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’	Non-Controlling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
				(in thousands)
Balance, January 1, 2013	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972
Issuance of common stock upon the exercise of stock options and warrants	1,279	1	4,741	—	—	4,742	—	4,742
Issuance of restricted common stock,net of share cancellations	77	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,226	—	—	2,226	—	2,226
Foreign currency translation	—	—	—	—	(2,524)	(2,524)	—	(2,524)
Non-controlling owner distributions	—	—	—	—	—	—	(217)	(217)
Net income	—	—	—	10,943	—	10,943	154	11,097

Balance, September 30, 2013	17,058	$17	$127,017	$(10,097)	$305	$117,242	$54	$117,296

Balance, January 1, 2014	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options and warrants	323	1	1,489	—	—	1,490	—	1,490
Issuance of restricted common stock, net of share cancellations	54	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,650	—	—	3,650	—	3,650
Excess tax benefits from stock-based compensation	—	—	1,413	—	—	1,413	—	1,413
Foreign currency translation	—	—	—	—	(2,273)	(2,273)	—	(2,273)
Non-controlling owner distributions	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	13,719	—	13,719	267	13,986

Balance, September 30, 2014	17,614	$18	$135,484	$9,015	$(1,838)	$142,679	$81	$142,760

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update amends Accounting Standards Updates Nos. 2011-05 and 2011-12. This update requires the presentation of the components of amounts reclassified out of accumulated other comprehensive income either on the face of the statement of income or in the notes to the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013. The adoption of ASU 2013-02 did not have any impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

Inmarsat’s Enterprise Energy Business Unit

On January 31, 2014, RigNet closed the acquisition of Inmarsat Plc’s Enterprise Energy business unit for an aggregate purchase price of $26.1 million, including $12.3 million of working capital. Of this aggregate purchase price, RigNet paid $23.3 million to Inmarsat on January 31, 2014 and an additional $2.8 million on July 31, 2014. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

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

For the three and nine months ended September 30, 2014, RigNet has spent $0.0 million and $2.9 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the end of the period (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2014
Revenue	$22,671	$55,581
Net Income	$682	$1,829

For the three months ended September 30, 2014 and 2013, RigNet’s supplemental pro forma revenue was $87.8 million and $74.8 million, respectively, and for the nine months ended September 30, 2014 and 2013, RigNet’s supplemental pro forma revenue was $249.2 million and $215.4 million, respectively, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the three and nine months ended September 30, 2014 and 2013 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intents of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco Group Holdings Ltd. (Nessco) as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent test being performed as of July 31, 2014. The 2014 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through September 30, 2014. As of September 30, 2014 and December 31, 2013, goodwill was $34.0 million and $34.5 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), as well as trade name and covenant not-to-compete (acquired as part of the Nessco acquisition), backlog (acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), licenses (acquired as part of the Inmarsat’s Enterprise Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of September 30, 2014. As of September 30, 2014 and December 31, 2013, intangibles were $20.3 million and $17.6 million, respectively. During the three months ended September 30, 2014 and 2013, the Company recognized amortization expense of $1.3 million and $1.1 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recognized amortization expense of $3.8 million and $3.2 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth expected amortization expense of intangibles for the remainder of 2014 and the following years (in thousands):

2014	$1,287
2015	5,100
2016	4,136
2017	4,061
2018	3,357
Thereafter	2,348

$20,289

Note 5 – Restricted Cash

As of September 30, 2014, the Company had restricted cash of $0.7 million and $0.6 million, in current and long-term assets, respectively. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of September 30, 2014 and December 31, 2013, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2014	2013
	(in thousands)
Term loan, net of unamortized deferred financing costs	$53,214	$59,537
Revolving loan	30,000	—
Equipment notes	—	26

	83,214	59,563
Less: Current maturities of long-term debt	(8,400)	(8,388)

	$74,814	$51,175

Term Loan

The Company has a term loan (Term Loan) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2014 and 2013 were 2.2% and 2.8%. The weighted average interest rate for the nine months ended September 30, 2014 and 2013 were 2.1% and 2.9%, respectively, with an interest rate of 2.2% at September 30, 2014.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2014, the Term Loan had outstanding principal of $53.6 million.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Revolving Loans

Under the amended and restated credit agreement dated October 3, 2013, the Company also secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. During the nine months ended September 30, 2014, RigNet drew $30.0 million of this credit facility related to the acquisition of Inmarsat’s Enterprise Energy business unit (see Note 2 – Business Combinations). As of September 30, 2014, $30.0 million in draws have been made on the facility. The weighted average interest rate for the three and nine months ended September 30, 2014 was 2.2% and 2.1%, respectively, with an interest rate of 2.2% at September 30, 2014.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $6.5 million. This facility has a maturity date of June 30, 2017. As of September 30, 2014, the amount available under this facility was £2.1 million or $3.3 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of September 30, 2014, the Company had restricted cash of $0.7 million and $0.6 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2014 and December 31, 2013, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2014 and the following years (in thousands):

2014	$2,274
2015	8,403
2016	8,420
2017	8,439
2018	55,678

Total debt, including current maturities	$83,214

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

The Company’s effective income tax rate was 44.5% and 51.7% for the three months ended September 30, 2014 and 2013, respectively. The Company’s effective income tax rate was 44.9% and 40.8% for the nine months ended September 30, 2014 and 2013, respectively. The Company’s effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2014, the Company granted 66,682 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares issued to officers and employees, totaling 43,212 shares, vest over a four year period of continued employment, with 25% of the restricted shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 23,470 shares, vested in May 2014.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the nine months ended September 30, 2014, the Company also granted 115,500 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $47.17 to $47.47, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the nine months ended September 30, 2014 and 2013, were as follows:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	43%	50%
Expected term (in years)	7	7
Risk-free interest rate	2.2%	1.3% - 2.2%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was $25.72 and $11.25 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2014 and 2013 was $3.6 million and $2.2 million, respectively. As of September 30, 2014, there was $7.2 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

Note 10 – Related Party Transactions

One of the Company’s former directors, who served on the board until May 2014, is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized from that corporation for the three months ended September 30, 2014 and 2013 was $0.4 million and $0.4 million, respectively. Revenue recognized from that corporation for the nine months ended September 30, 2014 and 2013 was $1.0 million and $1.3 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the Company’s consulting vendors is wholly owned by one of RigNet’s significant shareholders. Expense recognized for the three and nine months ended September 30, 2014 was $0.0 million and $0.5 million, respectively. All expenses were incurred by RigNet in the ordinary course of business.

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

For the three months ended September 30, 2014 and 2013, 544,189 and 1,481,719 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the nine months ended September 30, 2014 and 2013, 637,530 and 1,445,639 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

Regulatory Matter

In 2013, RigNet’s internal compliance program detected potential violations of U.S. sanctions by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS. The Company continues cooperating with OFAC and BIS with respect to resolution of the matter.

The Company incurred legal expenses of $0.0 million and $0.9 million in connection with the investigation for the nine months ended September 30, 2014 and 2013, respectively, relating to this investigation. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended September 30, 2014 and 2013, the Company recognized expense under operating leases of $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized expense under operating leases of $2.0 million and $1.8 million, respectively.

As of September 30, 2014, future minimum lease obligations for the remainder of 2014 and future years were as follows (in thousands):

2014	$732
2015	2,277
2016	1,315
2017	773
2018	608
Thereafter	729

$6,434

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2014, the Company had the following commercial commitments related to satellite and network services for the remainder of 2014 and future years were as follows (in thousands):

2014	$11,106
2015	28,095
2016	22,199
2017	22,317
2018	16,086

$99,803

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

Note 13—Segment Information

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

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, the Company evaluated its current core assets and operations, and organized them into segments. The Company is now presenting Telecoms Systems Integration as a separate reportable segment, as this is now a greater portion of the Company’s core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet now considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, and commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

The Company’s business segment information as of and for the three and nine months ended September 30, 2014 and 2013, is presented below. Prior year information has been recast to conform to the current year presentation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$43,759	$30,366	$13,694	$—	$87,819
Cost of revenue (excluding depreciation and amortization)	19,091	16,582	11,051	2,493	49,217
Depreciation and amortization	3,452	2,857	930	291	7,530
Selling, general and administrative	3,932	4,084	920	10,435	19,371

Operating income (loss)	$17,284	$6,843	$793	$(13,219)	$11,701

Capital expenditures	5,157	3,320	61	1,418	9,956

	Three Months Ended September 30, 2013
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$33,285	$13,884	$9,687	$—	$56,856
Cost of revenue (excluding depreciation and amortization)	15,081	6,734	8,180	1,145	31,140
Depreciation and amortization	2,219	1,924	1,088	219	5,450
Selling, general and administrative	2,960	2,000	306	8,707	13,973

Operating income (loss)	$13,025	$3,226	$113	$(10,071)	$6,293

Capital expenditures	4,879	3,619	54	529	9,081

	Nine Months Ended September 30, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$121,623	$81,827	$40,068	$—	$243,518
Cost of revenue (excluding depreciation and amortization)	56,988	45,826	31,459	7,121	141,394
Depreciation and amortization	9,528	8,302	2,939	838	21,607
Selling, general and administrative	10,699	10,412	2,416	30,134	53,661

Operating income (loss)	$44,408	$17,287	$3,254	$(38,093)	$26,856

Total assets	155,878	132,814	51,882	(37,458)	303,116
Capital expenditures	15,998	12,131	432	2,620	31,181

	Nine Months Ended September 30, 2013
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$93,085	$39,440	$28,478	$—	$161,003
Cost of revenue (excluding depreciation and amortization)	41,887	18,164	22,214	3,924	86,189
Depreciation and amortization	6,284	5,566	3,248	570	15,668
Selling, general and administrative	11,097	5,767	720	21,495	39,079

Operating income (loss)	$33,817	$9,943	$2,296	$(25,989)	$20,067

Total assets	107,179	96,130	56,493	(33,439)	226,363
Capital expenditures	14,875	8,596	134	660	24,265

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2014 and 2013. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Domestic	$27,203	$10,497	$67,691	$28,417
International	60,616	46,359	175,827	132,586

Total	$87,819	$56,856	$243,518	$161,003

The following table presents long-lived assets for the Company’s domestic and international operations as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
	2014	2013
	(in thousands)
Domestic	$51,130	$33,588
International	80,742	77,563

Total	$131,872	$111,151

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2013. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of our United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. Our TSI segment services are primarily performed out of our United Kingdom and United States based offices for customers globally.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for telecoms systems integration projects and direct service labor. Direct service labor consists of field technicians, our Network Operations Center (NOC) employees, and other employees who directly provide services to customers. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Network operations expenses consist primarily of costs associated with the operation of our NOC, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability increases at a site as we add customers and increase value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On January 31, 2014, we closed our acquisition of Inmarsat Plc’s Enterprise Energy business unit for an aggregate purchase price of $26.1 million, including $12.3 million of working capital. Under the terms of the deal, Inmarsat sold to us substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

We financed the transaction with borrowings under our new credit facility announced on October 3, 2013 and existing cash on hand.

For the three and nine months ended September 30, 2014, we spent $0.0 million and $2.9 million, respectively, on acquisition-related costs in connection with this acquisition, which are reported as general and administrative expense in our condensed consolidated financial statements.

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

During our annual July 31, 2014 impairment test, the fair value of our Telecoms Systems Integration (TSI) reporting unit, which coincides with our TSI reportable segment, exceeded carrying value by approximately 8.0%. As of September 30, 2014, the goodwill balance held by our TSI reporting unit was $2.7 million. Any future downturn in our TSI business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue	$87,819	$56,856	$243,518	$161,003

Expenses:
Cost of revenue (excluding depreciation and amortization)	49,217	31,140	141,394	86,189
Depreciation and amortization	7,530	5,450	21,607	15,668
Selling and marketing	1,599	937	4,892	2,753
General and administrative	17,772	13,036	48,769	36,326

Total expenses	76,118	50,563	216,662	140,936

Operating income	11,701	6,293	26,856	20,067
Other expense, net	(1,020)	(1,305)	(1,466)	(1,325)

Income before income taxes	10,681	4,988	25,390	18,742
Income tax expense	(4,751)	(2,581)	(11,404)	(7,645)

Net income	5,930	2,407	13,986	11,097
Less: Net income attributable to non-controlling interests	73	60	267	154

Net income attributable to RigNet, Inc. stockholders	$5,857	$2,347	$13,719	$10,943

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$38,602	$25,716	$102,124	$74,814
Adjusted EBITDA	$20,180	$14,450	$55,194	$40,973

The following represents selected financial operating results for our segments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Eastern Hemisphere:
Revenue	$43,759	$33,285	$121,623	$93,085
Cost of revenue (excluding depreciation and amortization)	19,091	15,081	56,988	41,887

Gross Profit (non-GAAP measure)	24,668	18,204	64,635	51,198
Depreciation and amortization	3,452	2,219	9,528	6,284
Selling, general and administrative	3,932	2,960	10,699	11,097

Eastern Hemisphere operating income	$17,284	$13,025	$44,408	$33,817

Western Hemisphere:
Revenue	$30,366	$13,884	$81,827	$39,440
Cost of revenue (excluding depreciation and amortization)	16,582	6,734	45,826	18,164

Gross Profit (non-GAAP measure)	13,784	7,150	36,001	21,276
Depreciation and amortization	2,857	1,924	8,302	5,566
Selling, general and administrative	4,084	2,000	10,412	5,767

Western Hemisphere operating income	$6,843	$3,226	$17,287	$9,943

Telecoms Systems Integration:
Revenue	$13,694	$9,687	$40,068	$28,478
Cost of revenue (excluding depreciation and amortization)	11,051	8,180	31,459	22,214

Gross Profit (non-GAAP measure)	2,643	1,507	8,609	6,264
Depreciation and amortization	930	1,088	2,939	3,248
Selling, general and administrative	920	306	2,416	720

Telecom Systems Integration operating income	$793	$113	$3,254	$2,296

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2014 and 2013

Revenue. Revenue increased by $31.0 million, or 54.5%, to $87.8 million for the three months ended September 30, 2014 from $56.9 million for the three months ended September 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit contributed $22.7 million for the three months ended September 30, 2014, across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, revenue increased by $8.3 million, or 14.6%. This organic increase was driven by the Eastern Hemisphere segment which increased $7.0 million, or 21.2%, and the Western Hemisphere segment which increased $4.0 million, or 28.9%. These increases are primarily due to increased revenue-per-site and increased sites served across the Eastern and Western Hemisphere segments.

Cost of Revenue. Costs increased by $18.1 million, or 58.1%, to $49.2 million for the three months ended September 30, 2014 from $31.1 million for the three months ended September 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $16.6 million to costs for the three months ended September 30, 2014 across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $1.4 million, or 4.6%, to $32.6 million for the three months ended September 30, 2014 from $31.1 million for the three months ended September 30, 2013. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments.

Gross Profit (excluding depreciation and amortization) increased by $12.9 million, or 50.1%, to $38.6 million for the three months ended September 30, 2014 from $25.7 million for the three months ended September 30, 2013. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 44.0% for the three months ended September 30, 2014 compared to 45.2% for the three months ended September 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) increased by $6.9 million, or 26.6%, to $32.6 million for the three months ended September 30, 2014 from $25.7 million for the three months ended September 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 50.0% for the three months ended September 30, 2014 compared to 45.2% for the three months ended September 30, 2013. The increased Gross Profit (excluding depreciation and amortization) is primarily attributable to growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and partially offset by increased costs, which have supported our growing revenues and Gross Profit (excluding depreciation and amortization).

Depreciation and Amortization. Depreciation and amortization expense increased by $2.1 million to $7.5 million for the three months ended September 30, 2014 from $5.5 million for the three months ended September 30, 2013. This increase is primarily attributable to the continued increase in our capital expenditures and the acquisition of depreciable property, plant and equipment and amortizable intangibles as part of the Inmarsat’s Enterprise Energy business unit acquisition.

Selling and Marketing. Selling and marketing expense increased by $0.7 million to $1.6 million for the three months ended September 30, 2014 from $0.9 million for the three months ended September 30, 2013.

General and Administrative. General and administrative expenses increased by $4.7 million to $17.8 million for the three months ended September 30, 2014 from $13.0 million for the three months ended September 30, 2013. General and administrative costs increased primarily due to costs and increased office space related to the acquisition of Inmarsat’s Enterprise Energy business unit, increased compensation resulting from headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 44.5% and 51.7% for the three months ended September 30, 2014 and 2013, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest. The decrease in the effective tax rate was primarily attributable to recognizing less uncertain tax positions relative to book income during the nine months ended September 30, 2014 compared to the same period ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenue. Revenue increased by $82.5 million, or 51.3%, to $243.5 million for the nine months ended September 30, 2014 from $161.0 million for the nine months ended September 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit contributed $55.6 million for the nine months ended September 30, 2014 across all reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, revenue increased by $26.9 million, or 16.7%. This organic increase was driven by the Eastern Hemisphere segment which increased $19.7 million, or 21.1%, and the Western Hemisphere segment which increased $10.3 million, or 26.2%. These increases are primarily due to increased revenue-per-site and increased sites served across the Eastern and Western Hemisphere segments.

Cost of Revenue. Costs increased by $55.2 million, or 64.1%, to $141.4 million for the nine months ended September 30, 2014 from $86.2 million for the nine months ended September 30, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $41.5 million to costs for the nine months ended September 30, 2014 across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $13.7 million, or 15.9%, to $99.9 million for the nine months ended September 30, 2014 from $86.2 million for the nine months ended September 30, 2013. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments.

Gross Profit (excluding depreciation and amortization) increased by $27.3 million, or 36.5%, to $102.1 million for the nine months ended September 30, 2014 from $74.8 million for the nine months ended September 30, 2013. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 41.9% for the nine months ended September 30, 2014 compared to 46.5% for the nine months ended September 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) increased by $13.2 million, or 17.7%, to $88.1 million for the nine months ended September 30, 2014 from $74.8 million for the nine months ended September 30, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 46.9% for the nine months ended September 30, 2014 compared to 46.5% for the nine months ended September 30, 2013. The increased Gross Profit (excluding depreciation and amortization) is primarily attributable to growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and partially offset by increased costs, which have supported our growing revenues and Gross Profit (excluding depreciation and amortization).

Depreciation and Amortization. Depreciation and amortization expense increased by $5.9 million to $21.6 million for the nine months ended September 30, 2014 from $15.7 million for the nine months ended September 30, 2013. This increase is primarily attributable to the continued increase in our capital expenditures and the acquisition of depreciable property, plant and equipment and amortizable intangibles as part of the Inmarsat’s Enterprise Energy business unit acquisition.

Selling and Marketing. Selling and marketing expense increased by $2.1 million to $4.9 million for the nine months ended September 30, 2014 from $2.8 million for the nine months ended September 30, 2013.

General and Administrative. General and administrative expenses increased by $12.4 million to $48.8 million for the nine months ended September 30, 2014 from $36.3 million for the nine months ended September 30, 2013. General and administrative costs increased primarily due to costs and increased office space related to the acquisition of Inmarsat’s Enterprise Energy business unit, increased compensation resulting from headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 44.9% and 40.8% for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rates are affected by factors including fluctuations in income across jurisdictions with varying tax rates, changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2014, we had working capital of $100.1 million, including cash and cash equivalents of $61.0 million, current restricted cash of $0.7 million, accounts receivable of $83.8 million and other current assets of $16.9 million, offset by $17.1 million in accounts payable, $26.9 million in accrued expenses, $8.4 million in current maturities of long-term debt, $4.5 million in tax related liabilities and $5.4 million in deferred revenue.

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

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,822	$59,744
Net cash provided by operating activities	29,415	15,353
Net cash used in investing activities	(53,493)	(21,391)
Net cash provided by (used in) financing activities	26,109	(2,728)
Changes in foreign currency translation	(801)	(1,394)

Cash and cash equivalents, September 30,	$61,052	$49,584

Currently, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2014 and 2013, 77.3% and 62.1% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $29.4 million for the nine months ended September 30, 2014 compared to $15.4 million for the nine months ended September 30, 2013. The increase in cash provided by operating activities during 2014 of $14.1 million was primarily due to increased accrued expenses, changes in our prepaid expenses and other current assets, increased depreciation, increased net income, increased other liabilities and increased stock-based compensation partially offset by the timing of collections of our accounts receivable and paying our accounts payable.

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

Investing Activities

Net cash used in investing activities was $53.5 million and $21.4 million for the nine months ended September 30, 2014 and 2013, respectively. Net cash used during the nine months ended September 30, 2014 includes cash paid for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $23.3 million.

Additionally, net cash used during the nine months ended September 30, 2014 and 2013 includes capital expenditures of $31.5 million and $22.1 million, respectively. We expect capital expenditures to continue to increase during 2014 primarily resulting from growth opportunities arising from increasing demand for our services.

Financing Activities

Net cash provided by financing activities was $26.1 million compared to cash used in financing activities of $2.7 million for the nine months ended September 30, 2014 and 2013, respectively. Cash provided by financing activities for the nine months ended September 30, 2014 consisted primarily of $30.0 million in draws on our credit facility, which was used, along with cash on hand, to finance our acquisition of Inmarsat’s Enterprise Energy business unit. Cash used in financing activities during these periods include $6.5 million and $7.2 million of principal payments on our long-term debt, respectively.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2014 and 2013 was 2.2% and 2.8%, respectively. The weighted average interest rate for the nine months ended September 30, 2014 and 2013 was 2.1% and 2.9%, respectively, with an interest rate of 2.2% at September 30, 2014. The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2014, the outstanding principal amount of the Term Loan was $53.6 million.

Our Term Loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At September 30, 2014, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carries an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of September 30, 2014, $30.0 million in draws have been made on the facility. The weighted average interest rate for the three and nine months ended September 30, 2014 was 2.2% and 2.1%, respectively, with an interest rate of 2.2% at September 30, 2014.

Off-Balance Sheet Arrangements

We do not engage in any significant off-balance sheet arrangements.

Regulatory Matter

In 2013, our internal compliance program detected potential violations of U.S. sanctions by one of our foreign subsidiaries in connection with certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. We estimate that we received total revenue of approximately $0.1 million during the period related to the potential violations. These countries are subject to a number of economic regulations, including sanctions administered by OFAC, and comprehensive restrictions on the export and re-export of U.S.-origin items to these countries administered by BIS. Our customers that are not based in the U.S. are not subject to the same restrictions on operating in these countries as we are, but we are prohibited from providing services or facilitating the provision of services to their rigs in transit to or while operating in a sanctioned country.

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

We incurred legal expenses of $0.0 million and $0.9 million for the nine months ended September 30, 2014 and 2013, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Gross profit	$31,400	$20,564	$81,527	$59,946
Depreciation and amortization related to cost of revenue	7,202	5,152	20,597	14,868

Gross Profit (excluding depreciation and amortization)	$38,602	$25,716	$102,124	$74,814

GAAP defines gross profit as revenue less cost of revenue, and includes in costs of revenue depreciation and amortization expenses related to revenue-generating long-lived and intangible assets. We define Gross Profit (excluding depreciation and amortization) as revenue less cost of revenue (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit as we do not include the impact of depreciation and amortization expenses related to revenue-generating long-lived and intangible assets which represent non-cash expenses. We believe this measure is useful to investors because management uses it to evaluate operating margins and the effectiveness of cost management.

The following table presents a reconciliation of our net income to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$5,930	$2,407	$13,986	$11,097
Interest expense	588	432	1,634	1,379
Depreciation and amortization	7,530	5,450	21,607	15,668
(Gain) loss on sales of property, plant and equipment, net of retirements	74	93	(9)	167
Stock-based compensation	1,307	696	3,650	2,226
Acquisition costs	—	2,791	2,922	2,791
Income tax expense	4,751	2,581	11,404	7,645

Adjusted EBITDA (non-GAAP measure)	$20,180	$14,450	$55,194	$40,973

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

Adjusted EBITDA increased by $5.7 million to $20.2 million for the three months ended September 30, 2014, from $14.5 million for the three months ended September 30, 2013. Adjusted EBITDA increased by $14.2 million to $55.2 million for the nine months ended September 30, 2014, from $41.0 million for the nine months ended September 30, 2013. The increase resulted from organic growth in our core offshore operations and, to a lesser extent, results from our acquisition of Inmarsat’s Enterprise Energy business unit partially offset by increased compensation associated with headcount additions.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2014 and 2013, 22.7% and 37.9%, respectively of our revenues were earned in non-U.S. currencies. At September 30, 2014 and 2013, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2014 and December 31, 2013, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2014	2013
	(in thousands)
Effect on Net Income and Equity—Increase/Decrease:
1% Decrease/increase in rate	$832	$596
2% Decrease/increase in rate	$1,664	$1,191
3% Decrease/increase in rate	$2,496	$1,787

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

4.1	Amended and Restated Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 4, 2014	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)