Form 10-K
period 2014-12-31
RigNet, Inc.
filed 2015-03-02
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2014, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $948.2 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At February 20, 2015, there were outstanding 17,629,830 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2014 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1.	Business

Overview

We are a leading global provider of digital technology solutions to the oil and gas industry. Through a controlled and managed IP/MPLS (Internet Protocol/Multiprotocol Label Switching) global network, we deliver voice, data, video and other collaborative services under a multi-tenant revenue model. Our customers use our secure communications and private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications with their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, energy maritime vessels and regional support offices. To ensure the maximum reliability demanded by our customers, we deliver our services through our IP/MPLS global network, tuned and optimized for communications with remote endpoints, that serves oil and gas customers both in the United States and in international markets. As of December 31, 2014, we were the primary provider of remote communications and collaborative services to approximately 500 customers reaching about 1,200 remote sites located in approximately 50 countries on six continents. For the year ended December 31, 2014, our revenue generated from countries outside of the U.S. represented 72.3% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed oil and gas companies to make decisions based on reliable and secure real-time information carried by our network from anywhere in the world to their home offices. We deliver turn-key solutions and value-added services that simplify the management of multiple communications services, allowing our customers to focus their attention on their core oil and gas drilling and production operations. Our customer solutions enable broadband data, voice and video communications with quality, reliability, security and scalability that is superior to conventional switched transport networks. Key aspects of our services include:

•	managed services solutions offered at a per site, per day subscription rate primarily through customer agreements with terms that typically range from one month to three years, with some customer agreement terms as long as five years;

•	enhanced end-to-end IP/MPLS global network to ensure significantly greater network reliability, faster trouble shooting and service restoration time and quality of service for various forms of data traffic;

•	enhanced end-to-end IP/MPLS global network that allows new components to be plugged into our network and be immediately available for use (plug-and-play);

•	a network designed to accommodate multiple customer groups resident at a site, including rig owners (drillers), operators, service companies and pay-per-use individuals;

•	value-added services, such as remote video conferencing, WAN acceleration and WiFi hotspots, benefiting the multiple customer groups resident at a site;

•	proactive network monitoring and management through a network operations center that actively manages network reliability at all times and serves as an in-bound call center for trouble shooting, 24 hours per day, 365 days per year;

•	engineering and design services to determine the appropriate product and service solution for each customer;

•	telecoms systems integration services to design, assemble, install and commission turn-key solutions for customer telecommunications systems;

•	installation of on-site equipment designed to perform in extreme and harsh environments with minimal maintenance; and

•	maintenance and support through locally-deployed engineering and service support teams as well as warehoused spare equipment inventories.

We believe our solutions help our customers increase their revenue and better manage their costs and resource allocations through the delivery, use and management of real-time information. We believe our commitment to our customers and the embedded nature of our solutions strengthens and extends our customer relationships.

We believe we have lower capital expenditures than other remote communications providers because we do not own or operate any satellites, own terrestrial wireless facilities and landlines, or, as a general rule, own or operate teleport facilities and data centers. In order to provide our end-to-end services, we procure bandwidth from independent commercial satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. We generally own the network infrastructure and communications equipment we install at remote sites as well as co-located equipment in third party teleport facilities and data centers, all of which we procure through various high quality equipment providers. By owning the network infrastructure and communications equipment on the customer premises, we are better able to ensure the high quality of our products and services and diagnostically select the optimal equipment suite and solution for each customer. Our network and communications services are designed to accommodate all customers at remote oil and gas sites including rig owners (drillers), operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and other visitors. Our remote communications services are initially offered to drillers, and the initial capital investment is scaled by up-selling communications services to other parties present on the rigs, such as operators, service companies and pay-per-use individuals, as well as through the cross-selling of value-added services.

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

Operations

We are a global provider of managed remote communications, telecoms systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. Our business operations are divided into three reportable segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration (TSI). For financial information about our reportable segments, see Note 13 – “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

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

As of December 31, 2014, we were serving 278 jack up, semi-submersible and drillship rigs which we approximate to be a 32.5% market share of such rigs based on an IHS-Petrodata RigBase Current Activity report as of January 1, 2015. Additionally, as of December 31, 2014, we were serving 277 onshore drilling rigs in the Continental U.S. We had approximately a 15.3% market share for U.S. onshore drilling rigs based on Spears and Associates Drilling and Production Outlook for December 2014. As of December 31, 2014, excluding the sites acquired from Inmarsat’s Enterprise Energy business unit that were primarily production facilities and energy support vessels, we were serving 307 strategic initiative sites, which include production facilities, energy support vessels and international onshore rigs. As of December 31, 2014, we were also serving 351 other sites, which include completion facilities, remote support offices and supply bases.

Our Strategy

To serve our customers and grow our business, we intend to pursue aggressively the following strategies:

•	expand our share of offshore and onshore drilling rigs;

•	increase secondary customer penetration on our existing remote sites;

•	develop and market additional value-added products and services; and

•	extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions.

Expand our share of offshore and onshore drilling rigs: We intend to expand our drilling rig market share by increasing our penetration of the market for newly-built rigs, capturing existing rigs from competitors because of our superior performance, landing fleet-wide opportunities with major drillers, capturing opportunities made available as a result of potential drilling rig industry consolidation and improving penetration in new and underserved geographic markets. Because of our established relationships with our customers, reliable and robust service offerings and best-in-class customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers. Although management has observed the pace of cold stacking and scrapping of offshore rigs recently increasing, management plans to aggressively pursue higher specification new build offshore rigs. The table below presents global fixed and floating rigs which, as of January 1, 2015, are scheduled to be delivered between 2015 and 2018.

Fixed and Floating Rigs Scheduled for Delivery

Source: IHS-Petrodata RigBase Current Activity data as of January 1, 2015.

We intend to continue to expand our penetration of the U.S. and international onshore drilling rig market. Although, the Baker Hughes U.S. land rig count has declined approximately 32% to 1,310 in late February units since its recent peak of 1,931 in late November, we believe we are well-positioned to increase our penetration in this segment because of our experience in the U.S. onshore drilling rig market, our in-depth understanding of the needs of oil and gas customers, high quality of service and global data network infrastructure.

Increase secondary customer penetration: We intend to continue to scale our initial capital investment with rig owners (drillers) by using our incumbent position at remote sites to serve other users on the rigs. We will seek to increase revenue with low incremental capital costs by up-selling our services to other parties on the rigs, production platforms and energy support vessels, including drillers, operators, services companies and pay-per-use individuals.

Develop and market additional value-added products and services: We intend to continue to serve our customers’ needs by commercializing additional products and services that complement our wide array of available remote communications services. We expect that over the next several years our customer base will require a variety of advanced products such as real-time functionality, videoconferencing, software acceleration technology, WiFi hotspots and media. These products will be further supported by our acquired telecoms systems integration solutions and other services designed to meet the infrastructure needs of our customers.

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

In 2014, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide telecommunications systems integration business and a global L-band MSS retail energy business.

Additionally, we finalized an agreement with Inmarsat to be a distribution partner to deliver Inmarsat’s Global Xpress (GX) and L-band services to the energy sector worldwide.

Competitive Strengths

As a leading global provider of digital technology solutions to the oil and gas industry, our competitive strengths include:

•	mission-critical services delivered by a trusted provider with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS global platform;

•	scalable telecoms systems using standardized equipment that leverage our global infrastructure;

•	customized telecoms systems integration solutions provided by expert telecoms systems engineers;

•	flexible, provider-neutral technology platform;

•	long-term relationships with leading companies in the oil and gas industry; and

•	the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication.

Mission-critical services delivered by a trusted provider with global operations: Our focus on the oil and gas industry provides us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network reliability and responsive customer service, along with the high switching costs associated with changing out remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients around the world, except where U.S. government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more pleasing end user experience. Our ability to offer our customers such global coverage sets us apart from regional competitors at a time when our customers are expanding the geographic reach of their own businesses, exploring for oil and gas reserves in more remote locations and seeking remote communications partners that can match the breadth of their global operations and speed of deployment.

High-quality customer support with full-time monitoring and regional service centers: Our IP/MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2014, we had 44 service operations centers and warehouses to support and service our customers’ remote sites. A Global Network Operations Center located in Houston, Texas is staffed 24 hours per day, 365 days per year. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity. As of December 31, 2014, our onshore services were supported through a network of 15 field service centers and equipment depots, located in major oil and gas regions in the continental United States. Our onshore footprint allows us to respond with high quality same-day service for the shorter drilling cycles inherent in onshore drilling where rapid installation, decommissioning and repair services are required. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service centers.

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

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a significant amount of excess capacity to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to rigs and other remote sites located anywhere in the world. We install standardized equipment on each rig or remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install on each rig are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2014, we leased capacity from 44 satellites, and are co-located in 26 teleports and 30 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment on each rig, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment on each rig tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

Customized telecoms systems integration solutions provided by expert telecoms systems engineers: Through the acquisition of Nessco Group Holdings Ltd (Nessco) and Inmarsat’s Enterprise Energy business unit, we now provide customized telecoms systems integration solutions. As the demand for additional telecommunications products and telecoms systems continues to increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to remote communications customers. Our telecoms systems integration solutions are custom designed, built and tested by expert engineers based on the customer’s specifications and requirements, as well as international industry standards and best practices. These services provide customers with improved telecoms system reliability, operational efficiency and cost savings. For those customers requiring reliable remote communications services and customized solutions for their network infrastructures, RigNet provides a one-stop-shop to satisfy these demands.

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

The ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication: We have the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication. These modes of communication include wired, wireless satellite Ku, C, L and Ka bands as well as wireless WiMAX and Line-of-Sight (LOS) microwave. This range of communications solutions allows us to offer competitive and reliable communications solutions in a broad range of remote geographic locations where our customer base of leading global drilling, exploration and production and oilfield service customers operate. This helps us meet our customers’ requirements for choosing their provider(s) based on maximum reliability while factoring price.

Service Offerings

We offer a comprehensive communications package of voice, data, video, networking and real-time data management to offshore and land-based remote locations. We are a single source solutions provider that links multiple offshore or remote site rigs and production facilities with real-time onshore decision centers and applications.

The main services we offer are high quality voice-over-Internet-protocol, or VoIP, data and high-speed Internet access. In addition, we increasingly provide other value-added services, such as video conferencing solutions, TurboNet WAN (for wide area network) acceleration solutions, real-time data management solutions, Wi-Fi hotspots and Internet kiosks, wireless intercoms and handheld radios. The price for these value-added services is generally included in the day rate and becomes incorporated into the recurring revenue from our customers.

Telecoms Systems Integration

As the demand for additional telecommunications products and telecoms systems continues to increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to our customers. Our telecoms systems integration solutions are custom designed, engineered and built based on the customer’s specifications and requirements, as well as international industry standards and best practices. Each telecoms systems integration project includes consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. These services provide our customers with improved telecoms systems reliability, operational efficiency and cost savings.

Our telecoms systems integration services are provided out of our custom built, 3,000 square foot facilities in Aberdeen, Scotland. This facility has been specifically designed to facilitate the end-to-end process of telecoms systems mechanical fabrication, build and assembly through to final Telecoms Systems Integration Testing (SIT) and Factory Acceptance Testing (FAT). The workshops are fully provisioned with all the tools, equipment and the skilled engineers and technicians necessary to complete all operations in house, maintaining total control of both of the engineering and quality of all the processes involved in the completion of each project.

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

Wi-Fi Hotspot and Internet Kiosk

We offer WiFi hotspot and Internet kiosk solutions that facilitate access to the Internet by rig-based personnel. This is advantageous for rig owners (drillers) who seek to improve the quality of life for employees by providing Internet access in the living quarters, and for service companies that seek office-like connectivity for their technicians and engineers. The WiFi hotspot and Internet kiosk solutions provide ready access with a familiar user interface without requiring specialized equipment to connect to the service. These solutions are generally paid for by the business customer as a benefit to its remote employees.

SOIL (Secure Oil Information Link)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary extranet, known as the Secure Oil Information Link (SOIL), enabling oil companies and their counterparties, such as rig owners (drillers), service companies and application service providers, to connect and collaborate on a high-speed, secure and reliable basis. As of December 31, 2014, SOIL’s value-added services were being provided to more than 200 oil and gas operators, service companies and other industry suppliers throughout the North Sea region. These customers use SOIL services to collaborate with partners and suppliers or for internal company communications.

The SOIL network is a fully managed, high-performance, members-only communications network hub that enables collaborative partners, suppliers and customers to transfer and share data quickly, reliably and securely. We believe that this one-to-many private extranet is a cost effective and easy-to-deploy alternative to building out point-to-point VPN (virtual private network) connections. The network members do not have to extend the extranet to other partners or suppliers individually. With one link to SOIL, clients are connected to all other members.

With a service level uptime commitment of 99.9%, our two SOIL nodes, which support a wide range of bandwidths from 64 Kbps to 10 Gbps, offering speed and reliability ideal for a variety of applications used in the oil and gas industry as well as value-added services we provide such as SOIL Meeting (video conferencing) and SOIL Hosting (application hosting). SOIL offers clients quality of service and a guaranteed bandwidth that may be increased or decreased according to requirements.

We charge a monthly subscription fee for access to the SOIL network depending on the desired access speed. In addition, we charge for installation of the required equipment and value-added services.

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

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. Although no single customer accounted for 10.0% or more of revenue in 2014, our top 5 customers accounted for 22.9% of our total revenue for 2014.

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

Competition

The remote telecommunications industry is highly competitive. We expect competition in the markets that we serve to persist, intensify and change. We face varying degrees of competition from a wide variety of companies, including new potential entrants from providers to adjacent vertical markets and from forward integration by some of our suppliers deeper in the industry value chain, since successful service and system development is not necessarily dependent upon substantial financial resources.

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

Government Regulation

The provision of telecommunications is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services we provide. In the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (FCC). Regulation of the telecommunications industry continues to change rapidly. Our U.S. services are currently provided on a private carrier basis and are therefore subject to light regulation under the U.S. Communications Act and the rules and regulations of the FCC. If the FCC or one or more state public utility commissions determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to common carrier regulations we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

In 2014, we completed the purchase of Inmarsat’s Enterprise Energy business unit. As part of the acquisition Inmarsat transferred licenses with rights to the electromagnetic spectrum, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and leases for wireless communications service licenses. Failure to maintain licenses could subject RigNet to fines imposed by the FCC. RigNet also acquired authorization to provide intrastate telecommunications services in two states: Texas and Louisiana. As a result of these additional product and service offerings and the multiple licenses acquired from Inmarsat, RigNet was subject to more expansive, and in some cases, more stringent regulation than in the past.

We are subject to export control laws and regulations, trade and economic sanction laws and regulations of the United States with respect to the export of telecommunications equipment and services. Certain aspects of our business are also subject to state and local regulation. We typically have to register to provide our telecommunications services in each country in which we do business. The laws and regulations governing these services are often complex and subject to change with little notice. At times, the rigs or vessels on which our equipment is located and to which our services are provided will need to operate in a new location on short notice and we must quickly register to provide our services in such country. Failure to comply with any of the laws and regulations to which we are subject may result in various sanctions, including fines, loss of authorizations and denial of applications for new authorizations or for renewal of existing authorizations. We are also subject to the Foreign Corrupt Practices Act, which prohibits payment of bribes or giving anything of value to foreign government officials for the purpose of obtaining or retaining business or gaining a competitive advantage.

Employees

As of December 31, 2014, we had approximately 698 full time employees consisting of 60 employees in sales and marketing, 157 employees in finance and administration, 460 employees in operations and technical support and 21 employees in management.

Effective January 1, 2014 we initiated matching contributions in our 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2% and 6% of such employee’s eligible compensation, up to the maximum amount permitted by law.

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

Our continued organic growth has also been complimented by several strategic acquisitions which have expanded our service offerings. In 2014, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners; VSAT interests in Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a worldwide telecommunications systems integration business; and a global L-band MSS retail energy business.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs;

•	our strategy;

•	our upcoming resource reallocation activities and related expense;

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage; and

•	the costs associated with being a public company.

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

Our business depends on the oil and natural gas industry and particularly on the level of activity for oil and natural gas exploration, development and production. Demand for our remote communication services and collaborative applications depends on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the regions in which we operate or may operate. Our business will suffer if these expenditures decline. Our customers’ willingness to explore, develop and produce oil and natural gas depends largely upon prevailing market conditions that are influenced by numerous factors over which we have no control, including:

•	the supply and demand for oil and natural gas;

•	the supply and demand for drilling rigs and services;

•	oil and natural gas prices and expectations about future prices;

•	the expected rate of decline in production;

•	the discovery rate of new oil and gas reserves;

•	the ability of the Organization of Petroleum Exporting Countries, or OPEC, to influence and maintain production levels and pricing;

•	the level of production in non-OPEC countries;

•	the worldwide political and military environment, including uncertainty or instability resulting from an escalation or additional outbreak of armed hostilities or other crises in oil or natural gas producing areas of the Middle East and other crude oil and natural gas producing regions or further acts of terrorism in the United States, or elsewhere;

•	the political and legislative framework governing the activities of oil and natural gas companies, including the impact of changing regulations and environmental and safety rules and policies, changes to regulations, rules and policies, following oil spills and other pollution by the oil and gas industry, and legislative and regulatory interest to limit or further regulate drilling and hydraulic fracturing activities;

•	advances in exploration, development and production technology;

•	the global economic environment; and

•	the price and availability of alternatives to fossil fuels.

The level of activity in the oil and natural gas exploration and production industry has historically been volatile and cyclical. A material decline in oil and natural gas exploration, development or production activity levels could harm our business, financial condition and results of operations.

If oil prices experience further price declines, the market price for our stock may be adversely impacted.

Oil prices have undergone a significant and sustained decline during the second half of 2014 and continuing into 2015. Recent volatility has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a low of $44.08 on January 28, 2015. During this time, the closing price for our common stock as reported by NASDAQ declined from a high of $57.04 on July 14, 2014 to a low of $32.16 on January 28, 2015. This near term volatility may affect future prices in 2015 and beyond. The volatility of the energy markets make it difficult to predict future oil and natural gas price movements with any certainty. Although we believe our customers will be dependent upon real-time voice and data communication services and systems integration solutions to optimize their oil and gas production and development in an environment with lower energy prices, a prolonged significant reduction in the price of oil and natural gas will likely affect drilling and production levels and therefore could affect demand for the communication services and systems integration solutions we provide. In addition, a prolonged significant reduction in energy prices could make it more difficult for us to collect outstanding account receivables from our customers. As such, if oil prices face continued stagnation or experience further price declines, our results of operations and the market price of our stock could be adversely impacted which could subject our shareholders to losses and us to takeover bids or lead to action by NASDAQ.

An impairment of goodwill or intangibles could reduce our earnings and stockholders’ equity.

As of December 31, 2014, our consolidated balance sheet includes $30.1 million in goodwill and $21.1 million of intangible assets. Refer to Note 5 – “Goodwill and Intangibles” in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. Similarly, impairment testing is performed on intangibles when events or circumstances indicate that the carrying value of the assets may not be recoverable. If we were to determine that any of our remaining balance of goodwill or intangibles was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill or intangibles, as applicable, which could reduce our earnings and stockholders’ equity.

In 2014, we recognized $2.7 million in impairment of goodwill related to the TSI reporting unit. Such impairment was a result of a significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in our cash flow projections in the revision of internal forecasts. Specifically the TSI segment was impacted by declining contracted backlog, which reduced the estimated fair value of our TSI reporting unit below its carrying value.

During our interim December 31, 2014 impairment test, the fair value of goodwill held by our North America Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by 5.1%. As of December 31, 2014, the goodwill balance held by our North America Land reporting unit was $10.9 million. Any future downturn in our business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Our resource reallocation activities may negatively impact our operations.

In the first quarter of 2015, we commenced a series of measures designed to reduce costs and improve our competitive position. As part of these measures, we expect to record approximately $6.2 million of pre-tax expense in the first quarter of 2015, consisting primarily of employee separation costs and costs associated with closing certain company locations. Reductions in personnel may adversely affect or delay various sales, marketing and product development programs and operational activities and could have negative effects on our internal control over financial reporting. These resource reallocation activities could be disruptive to our business and have a material adverse effect on our financial results.

Additionally, the Company may have additional future cost saving activities, which could be disruptive to our business and have a material adverse effect on our financial results.

Our ability to retain our existing customers depends on many factors, including:

•	our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	our ability to successfully obtain additional financing for the continued operation and build-out of our systems and networks;

•	actual or perceived quality and coverage of our networks;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential customers;

•	our ability to access additional bandwidth at competitive rates;

•	our ability to attract, hire and maintain qualified personnel to meet customer’s needs;

•	our ability to maintain and develop new sites for the placement of our equipment to provide our services;

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new technologies, products and services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

Our industry is highly competitive and if we do not compete successfully, our business, financial condition and results of operations will be harmed.

The telecommunications industry is highly competitive. We expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our services decrease, we will need to sell more services and/or reduce the per-site costs to improve or maintain our results of operations. Historically, our primary global competitor has been Harris Corporation’s Harris CapRock Communications. Recently ITC Global, backed by a private equity investment firm, has begun to expand its presence as an active provider of satellite communications service to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. Some of our competitors have longer operating histories, substantially greater financial and other resources for developing new solutions as well as for recruiting and retaining qualified personnel. Their greater financial resources may also make them better able to withstand downturns in the market, to expand into new areas more aggressively or to operate in developing markets without immediate financial returns. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations and their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

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

The communications industry is characterized by rapid changes in technology, new evolving standards, emerging competition and frequent new product and service introductions. As an example of technological change that could impact our business, some remote communications providers are offering the use of Ka-band satellite service, instead of or in addition to the Ku-band and C-band satellite space segments used today. When this Ka-band service is made available, which is expected to be in 3Q 2015, we may have to adapt to its use, contracting with other satellite operators, which might impair our business if other providers are more successful in using Ka-band services to meet customer needs than us.

Our future business prospects largely depend on our ability to meet changing customer preferences, to anticipate and respond to technological changes and to develop competitive products. If alternative telecommunications services to remote locations becomes more readily accessible or less expensive than our services, our business will suffer. New disruptive technologies could make our VSAT-based networks or other services obsolete or less competitive than they are today, requiring us to reduce the prices that we are able to charge for our services or causing us to undergo expensive transitions to new transport technologies. We may not be able to successfully respond to new technological developments and challenges or identify and respond to new market opportunities, services or products offered by competitors. In addition, our efforts to respond to technological innovations and competition may require significant capital investments and resources. Furthermore, we may not have the necessary resources to respond to new technological changes and innovations and emerging competition. Failure to keep up with future technological changes could harm our business, financial condition and results of operations.

Many of our potential clients are resistant to new solutions and technologies which may limit our growth.

Although there is a strong focus on technology development within the oil industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk averse with respect to adopting new solutions and technologies in the area of remote communications due to these services being so integral to highly-complex drilling, completion and production operations. Some drilling contractors, oil and gas companies and oilfield service companies may choose not to adopt new solutions and technology, such as our remote communications and collaboration applications solutions, which may limit our growth potential.

We have contractual commitments, under certain conditions, for the purchase of GX space segment, and in the event that the GX Ka band service does not perform as expected or is not accepted by our customers, we may not be able to resell the capacity or may only be able to make sales at prices that impair our margins and financial results.

We do not own, lease or operate satellites. We acquire space segment capacity from various providers. Historically, we have purchased space segment, on a regional basis, in contract amounts up to $5.0 million, primarily C band and Ku band. We have historically had multiple contracts with each provider. In 2014, we entered into an agreement with Inmarsat to purchase, under certain conditions, up to $65.0 million of Ka segment on Inmarsat’s GX system over five years. This commitment is subject to a number of technical and other requirements, which if not met, reduce the company’s obligations below $65.0 million. This capacity is expected to come online in 2015 and is expected to supplement a portion of existing Ku and C band services. In the event that the new GX service does not perform as expected, is not accepted by a portion of our customers as expected or is not sold at acceptable prices, our margins and financial results could be adversely impacted. The GX system deployment will require capital expenditures to place new equipment with our customers, and if the GX system is not successful, we will not be able to earn the financial returns consistent with prior investments and our margins and financial results could be adversely impacted.

Our information systems and network are protected by certain cyber security measures, and in the event that the cyber security measures fail or are otherwise not adequate, our systems may be damaged which could harm our business, financial conditions and results of operations.

We have in place layered cyber security systems designed to protect against certain events, including intentional or unintentional disruption, failure, misappropriation or corruption of our network and information systems. Events of this type might be caused by computer hacking, malware, computer viruses, worms and other destructive or disruptive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our facilities, equipment and data. In addition, we could be adversely affected by the theft, destruction, loss, misappropriation or release of confidential customer data or intellectual property. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers. In addition, the networks and information systems of our third-party service providers and our customers may be vulnerable to the events described above. Our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry standard cyber practices and cyber security systems, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems. We may be required to expend significant resources to protect against these events or to alleviate problems, including reputational harm and litigation, caused by these events or the failure or inadequacy of our security systems, which could have a material adverse effect on our business, financial condition and results of operations.

Information technology infrastructure and security are critical to supporting our accounting and back office functions; failure of our information technology infrastructure to operate effectively could adversely affect our business, financial conditions and results of operations.

We depend heavily on information technology infrastructure to achieve our back office functions of accounting, invoicing, purchasing, requisitioning, performing management’s analysis of results and payroll. We continue to update and enhance our information systems. If a problem occurs that impairs or compromises this infrastructure, including security breaches or malicious attacks, or problems with systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to perform accounting, invoice, process orders, protect sensitive data of the Company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal claims or proceedings. Additionally, any such events could adversely harm our legal, accounting and compliance capabilities including but not limited to: our ability to timely file reports with the Securities and Exchange Commission (SEC); timely file financial statements required by certain statutes; timely file compliance reports with our lenders under our credit agreement; and timely file income taxes with the IRS, foreign taxing authorities, and with local taxing authorities.

The implementation of a new enterprise resource planning (ERP) system could cause disruption to the Company’s operations.

The Company is in the process of implementing a new enterprise resource planning (ERP) system and expects that it will transition to the new system as early as the second quarter of 2015. The Company estimates that it may spend approximately $6.0 million during the implementation of the new ERP. The Company anticipates that significant internal and external resources will be required. However, if the implementation of the ERP does not proceed as expected, it could negatively impact the Company’s current operating service levels, require additional resources and significant financial commitments, result in potential transition delays, impede the Company’s ability to order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on the financial position and the financial results of the Company.

Our revenue and earnings are largely dependent on the award of new contracts that we do not directly control.

A substantial portion of our revenue and earnings is generated from large-scale and increasingly international project awards. The timing of when project awards will be made is unpredictable and largely outside of our control. We operate in highly competitive markets where it is difficult to predict whether and when we will receive awards since these awards and projects often involve complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors including financing contingencies, commodity prices and overall market and economic conditions. In addition, we may not win contracts that we have bid upon due to price, a client’s perception of our ability to perform and/or perceived technology advantages held by others. In these highly competitive times, many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem market or acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate from quarter to quarter and year to year depending on whether and when project awards occur and the commencement date and progress of work under any awarded contracts. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

Many of our contracts with customers may be terminated by our customers on short notice without penalty, which could harm our business, financial condition and results of operations.

Customers may switch service providers without incurring significant expense relative to the annual cost of the service. Our agreements generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, many of our customer agreements may be terminated by our customers for no reason and upon short notice. Terms of customer agreements typically vary with a range from short-term call out work to three years, with some customer agreement terms as long as five years. Work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the customer agreements. If we are not able to retain our customers, we would not receive expected revenues and may continue to incur costs, such as costs to secure satellite bandwidth under agreements with third party satellite communication services providers which may not be as easily or as quickly terminated without penalty, resulting in harm to our business, financial condition and results of operations. The loss of a drilling contractor customer site can also limit or eliminate our ability to provide services to other customers on the affected drilling rigs.

Most of our contracts are on a fixed price basis and if our costs increase, we may not be able to recover these cost increases.

Most of our contracts provide for a fixed price per month for our services. If our costs to provide those services increase, such as the cost to secure bandwidth or personnel costs, we may not be able to offset our increased costs by increasing the rates we charge our customers until our next contract renewal, which could have a material adverse effect on our business, financial condition and results of operations.

The termination or non-renewal of the SOIL management agreement could negatively affect financial results we recognize from the SOIL network operations.

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

Under our accounting procedures, we measure and recognize a large portion of our telecommunication systems integration profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could result in a material reduction or reversal of previously recorded revenue or profits.

We compete for satellite capacity for our services and any capacity constraints could harm our business, financial condition and results of operations.

We compete for satellite capacity with a number of commercial entities, such as broadcasting companies, and governmental entities, such as the military. In certain markets, the availability and pricing of capacity could be subject to competitive pressure, such as during renewals. There is no guarantee that we will be able to secure the capacity needed to conduct our operations at current rates or levels going forward. The inability to obtain sufficient satellite bandwidth on commercially reasonable terms could harm our business, financial condition and results of operations. In certain markets, the availability of bandwidth may be restricted by the local government when needed to support its military, and in the event of such an action, there is no guarantee that we will be able to secure the capacity needed to conduct our operations, which could have a material adverse effect on our business, financial condition and results of operations.

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

A significant part of our operations and growth depends on third party providers delivering reliable communications connections, networks, equipment, maintenance, repair and satellite transponder capacity, subjecting our business, reputation and customer revenue to risks beyond our control, such as:

•	telecommunications failures;

•	saturation of communication connection points, networks and third-party facilities;

•	in-orbit risks for satellites including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris;

•	satellite manufacturing or control system errors;

•	lack of communication service alternatives, including failure of satellite providers to timely replace aging satellites with more modern technology and updated capacities;

•	connecting to faulty equipment;

•	human error;

•	natural disasters;

•	unexpected equipment failure;

•	power loss;

•	labor strikes or work stoppages;

•	unauthorized access or security risks; and

•	sabotage or other intentional acts of vandalism.

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

Additionally, we rely upon and expect to continue to rely upon a limited number of third-party suppliers to supply the equipment required to provide our services, such as the equipment we install on offshore drilling rigs in order to provide remote communication services. Although this equipment is commercially available from more than one supplier, there are a limited number of suppliers of such equipment. Further, price and quality vary among suppliers. If the suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers, the availability and pricing of the equipment that we purchase could be materially adversely affected. In addition, we prefer to use a small group of suppliers and standardized equipment as much as possible so that we are installing generally the same equipment and therefore can maintain smaller quantities of replacement parts and equipment in our warehouses. If we have to change suppliers for any reason, we will incur additional costs due to the lack of uniformity and need to warehouse a broader array of replacement parts and equipment. In addition, we typically rely on our equipment suppliers to obtain authorizations or type-approvals to operate the supplier’s equipment in the various countries we offer services. If, due to a highly protectionist country, our supplier or RigNet is not able to obtain such equipment type-approvals from that country’s regulator, we will not be able to operate that particular equipment and our pool of available suppliers will be reduced.

Further, significant portions of the work performed under our systems integration contracts rely upon third-party suppliers for equipment and materials. If the amounts we are required to pay for equipment and supplies exceed what we have estimated, especially in a fixed-price systems integration contract, we may suffer losses on these contracts. If a supplier fails to provide supplies or equipment as required under a negotiated contract for any reason, or provides supplies or equipment that are not an acceptable quality, we may be required to source those supplies or equipment on a delayed basis or at a higher price than anticipated, which could negatively impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications or time tables. These risks may be intensified if these suppliers experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the materials or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or a small number of contracted suppliers, there can be no assurance that the marketplace can provide these products in a timely basis, or at the costs we had anticipated. A failure by a supplier to comply with applicable laws, rules or regulations could negatively impact our business.

Any failure on our part to perform under our customer service contracts due to the failures of our third party providers could result in: (i) loss of revenue despite continued obligations under our leasing arrangements; (ii) possible cancellation of customer contracts; (iii) incurrence of additional expenses to reposition customer antennas to alternative satellites or otherwise find alternate service; (iv) incurrence of additional expenses to replace existing equipment due to lack of continued availability of such equipment or repair parts; (v) breach of contract claims; and (vi) damage to our reputation, which could negatively affect our ability to retain existing customers or to gain new business.

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

A significant portion of our revenue is derived from a relatively small number of customers and the loss of any of these customers would materially harm our business, financial condition and results of operations.

We continue to diversify our customer base but still receive a significant portion of our revenue from a relatively small number of large customers, among them being Royal Dutch Shell Plc, Noble Corporation Plc, Ensco Plc, Seadrill and Paragon Offshore Plc. Although none of these customers represents more than 10% of our annual revenue, should a material customer terminate or significantly reduce its business with us, our business, financial condition and results of operations would be materially harmed.

Bad weather in the Gulf of Mexico or other areas where we operate could harm our business, financial condition and results of operations.

Certain areas in and near the Gulf of Mexico and other areas in which our clients operate experience unfavorable weather conditions, including hurricanes and other extreme weather conditions, on a relatively frequent basis. A major storm or threat of a major storm in these areas may harm our business. Our clients’ drilling rigs, production platforms and other vessels in these areas are susceptible to damage and/or total loss by these storms, which may cause them to no longer need our communication services. Our equipment on these rigs, platforms or vessels could be damaged causing us to have service interruptions and lose business or incur significant costs for the replacement of such equipment. Even the threat of a very large storm will sometimes cause our clients to limit activities in an area and thus harm our business. Increased unfavorable weather conditions could impair satellite connectivity, cause more sites to be shut down and generally cause activities to be limited so that our business may be harmed. This risk is more pronounced for Line-of-Site (LOS) microwave service, as there is a likely loss of service for multiple subsequent microwave sites in the network relay.

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

Some of our U.S. services are provided on a private carrier basis subject to light or no regulation by the Federal Communications Commission (FCC) and other federal, state and local agencies. If the FCC or one or more state public utility commissions determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to the U.S. Communications Act, associated FCC regulations, and similar state laws, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

In 2014, we completed the purchase of Inmarsat’s Enterprise Energy business unit which included services, facilities and licenses, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and leases for wireless communications service licenses. RigNet also acquired authorization to provide intrastate telecommunications services in two states: Texas and Louisiana. As a result of these additional product and service offerings and the multiple licenses acquired from Inmarsat, during 2014, RigNet was subject to more expansive, and in some cases, more stringent regulation by the FCC and state public utility commissions than in the past. As part of the Inmarsat integration process, RigNet rescinded its Competitive Local Exchange Carrier status in Texas and Louisiana and its Interexchange Carrier status in Texas, to align its regulatory position as a private carrier only.

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

As an evolving non-dominant international and domestic carrier under the U.S. Communications Act, as amended (the Act), among other requirements, RigNet must pay various fees including contribution of a percentage of its revenues from telecommunications services to the FCC’s Universal Service Fund and other federal program funds to subsidize certain user segments, file various reports, comply with rules that protect customer information and the processing of emergency calls, and obtain regulatory approval prior to withdrawing from the provision of regulated service or any assignment of authorization or any transfer of legal or actual control of the Company. RigNet is also subject to the Communications Assistance for Law Enforcement Act (CALEA) and associated FCC regulations which require telecommunications service providers and VoIP providers to configure their networks to facilitate electronic surveillance by law enforcement authorities.

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

We own, and maintain certain intellectual property assets, including copyright and trademarks, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property assets and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of RigNet might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our products and services are distributed. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees and contractors, and confidentiality agreements with many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

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

We operate in approximately 50 countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

•	sometimes vague and confusing regulatory requirements that may be subject to unexpected changes or interpretations;

•	import and export restrictions;

•	tariffs and other trade barriers;

•	difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces’;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	differences in employment laws and practices among different countries, including restrictions on terminating employees;

•	differing technology standards;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potential political and economic instability in some regions;

•	legal and cultural differences in the conduct of business;

•	lack of traditional concepts of due process and sometimes arbitrary application of laws and sanctions, including criminal charges and arrests;

•	difficulties in raising awareness of applicable United States laws to our agents and third party intermediaries;

•	potentially adverse tax consequences;

•	difficulties in enforcing contracts and timely collecting receivables;

•	difficulties and expense of maintaining international sales distribution channels; and

•	difficulties in maintaining and protecting our intellectual property.

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

We may incur additional expenses and not be able to comply with SEC reporting requirements related to conflict minerals.

In August 2012, the SEC adopted new rules establishing additional disclosure and reporting requirements regarding a company’s use of conflict minerals. These SEC rules could result in us incurring additional costs to document and perform supplier due diligence. As these rules will likely impact our suppliers, the availability of raw materials used in our operations could be negatively impacted and or raw material prices could increase. We may also have difficulty verifying the supply of conflict minerals to their source and, therefore, may not be able to comply with the SEC’s conflict minerals reporting requirement.

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

Changes to the FCC’s Universal Service Fund (USF) Regime or state universal service fund regimes or findings that we have not complied with USF requirements or state universal service fund regimes may adversely affect our financial condition.

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

Acquisitions bring new risks that could adversely affect our business and operations.

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

The purchase of Inmarsat’s Enterprise Energy business unit brings risks that could adversely affect our business and operations.

Problems integrating the expanded services and technologies acquired in the Inmarsat’s Enterprise Energy business unit transaction could adversely impact our financial results. These expanded services and technologies include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide telecommunications systems integration business and a global L-band MSS retail energy business. Integrating these services and technologies may take considerable expense and management time.

Additionally we must integrate accounting and controls for the Inmarsat’s Enterprise Energy business unit. We did not acquire an accounting function as part of this transaction and must internally integrate accounting processes, procedures and controls for the assets purchased. Additionally we may have to incur amortization expenses related to certain intangible assets and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. Integrating the accounting and business processes for this transaction may take considerable expense and management time.

If we are unsuccessful in the integration of Inmarsat’s Enterprise Energy business unit acquisition and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially harmed.

The telecom systems integration line of service brings risks that could adversely affect our business and operations.

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

We conduct our worldwide operations through various subsidiaries. Tax laws and regulations are highly complex and subject to interpretation. Consequently, we are subject to changing tax laws, treaties and regulations in and between countries in which we operate, including treaties between the United States and other nations. Our income tax expense is based upon our interpretation of the tax laws in effect in various countries at the time that the expense was incurred. A change in these tax laws, treaties or regulations, including those in and involving the United States, or in the interpretation thereof, could result in a materially higher tax expense or a higher effective tax rate on our worldwide earnings. Repatriation of cash from worldwide operations could increase the tax burden on those funds, lowering the amount of after tax cash available for operations.

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

During the year ended December 31, 2014, 21.3% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material adverse effect on our earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

Some of our stockholders could exert control over our Company.

As of February 20, 2015, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 27.7% of our outstanding voting power. Additionally, as of February 20, 2015, funds associated with Arrowpoint Asset Management, LLC, owned in the aggregate shares representing approximately 10.1% of our outstanding voting power. As a result, any of these stockholders could potentially have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

Provisions in our certificate of incorporation and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In our certificate of incorporation, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third party to gain control of our Company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting shares, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

Future adjustments to contingent purchase price related to acquisitions could materially affect our results.

From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors (the contingent purchase price). The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the future contingent purchase price is higher than the amount accrued, then the difference must be accrued and charged to the statement of comprehensive income in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations. There are no purchase price contingencies outstanding as of December 31, 2014.

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

Market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our shareholders to losses and us to takeover bids or lead to action by NASDAQ. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts’ expectations or prior Company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on our stock price; changes in the valuation of our deferred tax assets;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base;

•	announcements by us or our competitors of acquisitions, new products, technologies, significant;

•	our GX commitment;

•	disruption to our operations or those of other companies critical to our network operations;

•	market speculation or announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions, in our common stock;

•	any significant change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Facilities

Our headquarters are located in Houston, Texas. We lease our headquarters facility, which comprises approximately 34,611 square feet of office space. The term of this lease runs through August 31, 2018. We also own a custom built, 3,000 square foot facility in Aberdeen, Scotland through which we provide, among other services, our systems integration solutions and that serves as one of our regional offices.

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

RigNet’s common stock, $0.001 par value, is traded on the NASDAQ Global Select Market (NASDAQ), under the ticker symbol RNET. The following table sets forth the high and low sales price of RigNet’s common stock by quarter, for the two most recent fiscal years.

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low
Year Ended December 31, 2014
Fourth Quarter	$46.79	$34.91
Third Quarter	$57.04	$39.51
Second Quarter	$53.82	$45.51
First Quarter	$55.99	$42.08
Year Ended December 31, 2013
Fourth Quarter	$47.93	$35.61
Third Quarter	$37.51	$24.99
Second Quarter	$26.53	$22.88
First Quarter	$24.94	$19.56

There were approximately 156 holders of RigNet’s common stock on record as of February 20, 2015.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 15, 2010 (the first day our stock began trading on NASDAQ) through December 31, 2014, with the cumulative total return on the NASDAQ Composite Index, the PHLX Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 15, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014

RigNet, Inc. (1)	$100	$109	$133	$163	$382	$327
NASDAQ	$100	$101	$100	$115	$160	$181
Oil Service Sector	$100	$104	$92	$93	$119	$89
NASDAQ Telecommunications	$100	$102	$89	$91	$113	$123

(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sales occurred.

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

Our continued organic growth has also been complimented by several strategic acquisitions which have expanded our service offerings. In 2014, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide telecommunications systems integration business and a global L-band MSS retail energy business.

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:

Revenue	$330,174	$220,710	$161,669	$109,355	$92,921

Expenses:
Cost of revenue (excluding depreciation and amortization)	188,209	118,881	81,071	48,645	42,479
Depreciation and amortization	29,462	21,049	17,534	14,584	14,983
Impairment of goodwill	2,719	—	—	—	—
Selling and marketing	6,564	3,785	3,081	2,276	2,103
General and administrative	69,136	48,770	37,184	26,960	20,756

Total expenses	296,090	192,485	138,870	92,465	80,321

Operating income	34,084	28,225	22,799	16,890	12,600
Interest expense	(2,185)	(2,283)	(1,552)	(1,249)	(1,618)
Other income (expense), net	(516)	(240)	(493)	613	(399)
Change in fair value of preferred stock derivatives	—	—	—	—	(17,190)

Income (loss) before income taxes	31,383	25,702	20,754	16,254	(6,607)
Income tax expense	(15,400)	(9,158)	(8,733)	(6,502)	(8,669)

Net income (loss)	15,983	16,544	12,021	9,752	(15,276)
Less: Net income attributable to:
Non-redeemable, non-controlling interest	348	208	139	234	292
Redeemable, non-controlling interest	—	—	—	—	25

Net income (loss) attributable to RigNet, Inc. stockholders	$15,635	$16,336	$11,882	$9,518	$(15,593)

Net income (loss) attributable to RigNet, Inc. common stockholders	$15,635	$16,336	$11,882	$9,518	$(18,807)

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$0.90	$1.00	$0.76	$0.62	$(3.38)

Diluted	$0.87	$0.93	$0.70	$0.57	$(3.38)

Weighted average shares outstanding:
Basic	17,321	16,268	15,591	15,387	5,571

Diluted	17,899	17,557	17,017	16,814	5,571

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$141,965	$101,829	$80,598	$60,710	$50,442
Adjusted EBITDA	$73,735	$56,178	$43,583	$33,456	$29,740
Cash Earnings	$56,150	$44,737	$33,298	$25,705	$19,453
Cash EPS	$3.14	$2.55	$1.96	$1.53	$3.49

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$66,576	$59,822	$59,744	$53,106	$50,435
Restricted cash - current portion	1,200	509	987	—	2,500
Restricted cash - long-term portion	62	1,321	1,809	—	7,500
Total assets	299,837	238,803	215,932	140,922	129,785
Current maturities of long-term debt	8,405	8,388	9,422	8,735	8,655
Long-term debt	77,706	51,175	51,871	14,785	23,484
Long-term deferred revenue	516	621	302	457	325

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Gross Profit to Gross Profit (excluding depreciation and amortization):
Gross profit	$113,868	$81,950	$63,964	$46,890	$36,053
Depreciation and amortization related to cost of revenue	28,097	19,879	16,634	13,820	14,389

Gross Profit (excluding depreciation and amortization)	$141,965	$101,829	$80,598	$60,710	$50,442

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, restructuring charges and non-recurring items. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of the financial ratio covenants of our debt agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

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

We define Cash Earnings as net income (loss), plus depreciation and amortization, impairment of goodwill, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, restructuring charges and non-recurring items. We define Cash EPS as Cash Earnings divided by diluted shares. Cash Earnings and Cash EPS is a financial measure that is not calculated in accordance with GAAP.

We believe Cash Earnings and Cash EPS is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Cash Earnings and Cash EPS as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Cash Earnings and Cash EPS;

•	By comparing our Cash Earnings and Cash EPS in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

Although Cash Earnings and Cash EPS is frequently used by investors and securities analysts in their evaluations of companies, Cash Earnings and Cash EPS has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Cash Earnings and Cash EPS does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Cash Earnings and Cash EPS does not reflect changes in, or cash requirements for, our working capital needs;

•	Cash Earnings and Cash EPS does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Cash Earnings and Cash EPS does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Cash Earnings and Cash EPS or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

Adjusted EBITDA, Cash Earnings and Cash EPS should not be considered as an alternative to net income (loss), operating income (loss), basic or diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA, Cash Earnings and Cash EPS may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA, Cash Earnings, Cash EPS or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA, Cash Earnings and Cash EPS to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, Cash Earnings and Cash EPS for each of the periods presented. Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA, Cash Earnings and Cash EPS.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA, Cash Earnings and Cash EPS:
Net income (loss)	$15,983	$16,544	$12,021	$9,752	$(15,276)
Interest expense	2,185	2,283	1,552	1,249	1,618
Depreciation and amortization	29,462	21,049	17,534	14,584	14,983
Impairment of goodwill	2,719	—	—	—	—
Foreign exchange impact of intercompany financing activities	856	—	—	—	—
(Gain) loss on sales of property, plant and equipment, net of retirements	(44)	66	(131)	(165)	294
Change in fair value of preferred stock derivatives	—	—	—	—	17,190
Stock-based compensation	4,252	2,963	2,502	1,534	437
Acquisition / IPO costs	2,922	4,115	1,372	—	1,825
Income tax expense	15,400	9,158	8,733	6,502	8,669

Adjusted EBITDA (non-GAAP measure)	$73,735	$56,178	$43,583	$33,456	$29,740

Interest expense	(2,185)	(2,283)	(1,552)	(1,249)	(1,618)
Income tax expense	(15,400)	(9,158)	(8,733)	(6,502)	(8,669)

Cash Earnings (non-GAAP measure)	$56,150	$44,737	$33,298	$25,705	$19,453

Diluted Shares	17,899	17,557	17,017	16,814	5,571

Cash EPS (non-GAAP measure)	$3.14	$2.55	$1.96	$1.53	$3.49

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Executive Overview

We, along with our wholly and majority-owned subsidiaries, provide information and communication technology for the oil and gas industry through a controlled and managed IP/MPLS global network, enabling drilling contractors, oil companies and oilfield service companies to communicate more effectively. We enable our customers to deliver voice, fax, video and data, in real-time, between remote sites and home offices throughout the world while we manage and operate the infrastructure from our land-based network operations center. We serve offshore drilling rigs and production platforms, land rigs and remote locations including offices and supply bases, in approximately 50 countries on six continents.

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

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, we re-evaluated our current core assets and operations, and organized them into segments. We are now presenting Telecoms Systems Integration as a separate reportable segment, as this is now a greater portion of our core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, we operate three reportable segments, which are managed as distinct business units by our chief operating decision-maker.

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

Recent Developments

On February 19, 2015, we announced a resource reallocation plan (the plan) to vacate and eliminate redundant facilities, eliminate certain excess positions primarily associated with our corporate function and in our North America Land reporting unit within our Western Hemisphere segment and invest in our sales and business development efforts. We are undertaking the plan to reduce costs and improve our competitive position. In the first quarter of 2015, we expect to incur pre-tax expense of approximately $6.2 million related to the plan. These costs include ceasing the use of and vacating 6 facilities and the lay-off of 59 employees.

On January 31, 2014, we closed our acquisition of Inmarsat Plc’s Enterprise Energy business unit for an aggregate purchase price of $26.1 million, including $12.9 million of working capital. Under the terms of the deal, Inmarsat sold to us substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

We financed the transaction with borrowings under our new credit facility announced on October 3, 2013, and existing cash on hand.

For the years ended December 31, 2014 and 2013, we spent $2.9 million and $4.1 million, respectively, on acquisition-related costs in connection with this acquisition, which are reported as general and administrative expense in our consolidated financial statements.

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

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated over the past year. Oil prices have declined significantly from mid-year levels due to lower-than-expected global oil demand growth and increased supply from U.S. unconventional sources and several other international countries increased production. Generally, a prolonged lower oil price environment restrains increases in exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have recently announced plans that they will reduce their 2015 capital budgets compared to 2014 as a result of lower oil prices.

The global oil and gas industry that we serve are increasingly demanding newer, higher specification drilling rigs to perform contract drilling services either as a response to increased technical challenges or for the safety, reliability and efficiency typical of the newer, more capable rigs. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. As the offshore drilling sector continues to construct and deliver a larger number of newer, higher specification drilling units, we expect lower specification units to experience reduced overall utilization and day rates leading to a significant number of rigs being either warm or cold-stacked or scrapped. Although management has observed the pace of cold stacking and scrapping of offshore rigs recently increasing, management plans to aggressively pursue higher specification new build offshore rigs.

Several drilling rig owners have recently announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the potential overall lower global demand for offshore drilling rigs and expectations that many of the scheduled newbuild drilling rigs are delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcement that 24 offshore drilling rigs we serve will be cold-stacked or scrapped. Revenue earned in 2014 from these 24 offshore drilling rigs was $5.0 million. Additionally, the Baker Hughes U.S. land rig count has declined approximately 32% to 1,310 units in late February since its recent peak of 1,931 in late November.

In addition, uncertainties that could impact our profitability include service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, export restrictions, licenses and other trade barriers. These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations.

Additional uncertainties that could impact our operating cash flows include the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs.

Regulatory Matter

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

Potential Future Goodwill Impairment

During our December 31, 2014 interim impairment test, the fair value of our North America Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by approximately 5.1%. As of December 31, 2014, the goodwill balance held by our North America Land reporting unit was $10.9 million. Any future downturn in our North America Land business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

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

Revenue Recognition – General

All revenue, excluding telecoms systems integration contracts, is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax or regulatory fees assessed and collected on behalf of a governmental authority. Such tax or fee is then remitted directly to the appropriate jurisdictional entity.

Revenue Recognition – Telecoms Systems Integration Solutions

Revenues related to long-term telecoms systems integration contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

We review all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. As of December 31, 2014 and 2013, the amount of unbilled revenue related to telecoms systems integration projects was $13.8 million and $7.2 million, respectively. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period.

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess property, plant and equipment for impairment when events indicate the carrying value exceeds fair value. Maintenance and repair costs are charged to expense when incurred. No impairment to fixed assets was recorded in the year ended December 31, 2014. During the year ended December 31, 2013, we impaired fixed assets by $0.5 million related to the loss of a certain customer. We reached a legal settlement with said customer which reimbursed us for the cost of impaired equipment.

Maintenance and repair costs are charged to expense when incurred.

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

In connection with the January 2014 acquisition of Inmarsat’s Enterprise Energy business unit, we re-evaluated our segments and reporting units. We are now presenting TSI as a separate reportable segment. As such, goodwill associated with the Oilcamp and Nessco acquisitions was reallocated between the reporting units within the Eastern Hemisphere and TSI reportable segments based on relative fair value.

Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined. In 2014, we recognized $2.7 million in impairment of goodwill related to the TSI reporting unit. Such impairment was a result of a significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the cash flow projections in our revision of internal forecasts. Specifically the TSI segment was impacted by declining contracted backlog, which reduced the estimated fair value of our TSI reporting unit below its carrying value.

During our interim December 31, 2014 impairment test, the fair value of goodwill held by our North America Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by 5.1%. As of December 31, 2014, the goodwill balance held by our North America Land reporting unit was $10.9 million. Any future downturn in our business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

We recorded no goodwill impairments in 2013 or 2012.

Stock-Based Compensation

We have three stock-based compensation plans: the 2010 Omnibus Incentive Plan (2010 Plan), the RigNet, Inc. 2006 Long-Term Incentive Plan (2006 Plan) and the RigNet Inc. 2001 Performance Stock Option Plan (2001 Plan). All equity instruments granted under either the 2001 Plan or the 2006 Plan are settled in stock. All equity instruments currently outstanding under the 2010 Plan will be settled in stock, however future awards granted subsequent to December 31, 2014 may be settled in stock or cash and may be classified as equity or liability instruments, as determined by the type of award granted.

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

The fair value of restricted stock on the grant date is equal to the market price of RigNet’s common stock on the date of grant.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In addition, United Kingdom’s and Brunei’s corporate income tax rates are decreasing 1.0% and 1.5% respectively in 2015.

New Accounting Pronouncements

No standard implemented during 2014 or 2013 had a material effect on our financial position, cash flow or results of operations. See our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
	(in thousands, except percentages)
Revenue	$330,174	$220,710	$161,669	49.6%	36.5%

Expenses:
Cost of revenue (excluding depreciation and amortization)	188,209	118,881	81,071	58.3%	46.6%
Depreciation and amortization	29,462	21,049	17,534	40.0%	20.0%
Impairment of goodwill	2,719	—	—	*	*
Selling and marketing	6,564	3,785	3,081	73.4%	22.8%
General and administrative	69,136	48,770	37,184	41.8%	31.2%

Total expenses	296,090	192,485	138,870	53.8%	38.6%

Operating income	34,084	28,225	22,799	20.8%	23.8%
Other expense, net	(2,701)	(2,523)	(2,045)	7.1%	23.4%

Income before income taxes	31,383	25,702	20,754	22.1%	23.8%
Income tax expense	(15,400)	(9,158)	(8,733)	68.2%	4.9%

Net income	15,983	16,544	12,021	(3.4)%	37.6%
Less: Net income attributable to non-controlling interests	348	208	139	67.3%	49.6%

Net income attributable to RigNet, Inc. stockholders	$15,635	$16,336	$11,882	(4.3)%	37.5%

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$141,965	$101,829	$80,598	39.4%	26.3%
Adjusted EBITDA	$73,735	$56,178	$43,583	31.3%	28.9%
Cash Earnings	$56,150	$44,737	$33,298	25.5%	34.4%
Cash EPS	$3.14	$2.55	$1.96	23.1%	30.2%

Our business operations are managed through three reportable operating segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration. The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2013 to 2014	2012 to 2013
	2014	2013	2012
	(in thousands, except percentages)
Eastern Hemisphere:
Revenue	$163,935	$128,987	$88,371	27.1%	46.0%
Cost of revenue (excluding depreciation and amortization)	76,842	58,826	34,446	30.6%	70.8%

Gross Profit (non-GAAP measure)	87,093	70,161	53,925	24.1%	30.1%
Depreciation and amortization	13,249	8,701	7,854	52.3%	10.8%
Selling, general and administrative	14,750	14,948	9,508	(1.3)%	57.2%

Eastern Hemisphere operating income	$59,094	$46,512	$36,563	27.1%	27.2%

Western Hemisphere:
Revenue	$112,956	$54,221	$49,881	108.3%	8.7%
Cost of revenue (excluding depreciation and amortization)	58,996	25,062	22,598	135.4%	10.9%

Gross Profit (non-GAAP measure)	53,960	29,159	27,283	85.1%	6.9%
Depreciation and amortization	11,261	7,149	7,409	57.5%	(3.5)%
Selling, general and administrative	16,144	7,847	7,385	105.7%	6.3%

Western Hemisphere operating income	$26,555	$14,163	$12,489	87.5%	13.4%

Telecoms Systems Integration:
Revenue	$53,283	$37,502	$23,417	42.1%	60.1%
Cost of revenue (excluding depreciation and amortization)	42,644	29,569	20,052	44.2%	47.5%

Gross Profit (non-GAAP measure)	10,639	7,933	3,365	34.1%	135.8%
Depreciation and amortization	3,806	4,369	2,229	(12.9)%	96.0%
Impairment of goodwill	2,719	—	—	*	*
Selling, general and administrative	3,829	1,057	2,382	262.3%	(55.6)%

Telecoms Systems Integration operating income (loss)	$285	$2,507	$(1,246)	(88.6)%	*

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2014 and 2013

Revenue. Revenue increased by $109.5 million, or 49.6%, to $330.2 million for the year ended December 31, 2014 from $220.7 million for the year ended December 31, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit contributed $80.2 million in revenue across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit’s revenue, revenue increased by $29.3 million or 13.3%. This organic increase was driven by the Eastern Hemisphere segment which increased $22.4 million, or 17.4%, and the Western Hemisphere segment which increased $13.8 million, or 25.5%. These increases are primarily due to increased revenue-per-site and increased sites served across the Eastern and Western Hemisphere segments. Revenue-per-site increased as a result of increased services per site and the growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments.

Cost of Revenue. Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for telecoms systems integration projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Direct service labor consists of field technicians, our Network Operations Center employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Cost of revenue increased by $69.3 million, or 58.3%, to $188.2 million for the year ended December 31, 2014 from $118.9 million for the year ended December 31,

2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $58.3 million to costs across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $11.0 million, or 9.2%, to $129.9 million from $118.9 million. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments.

Gross Profit (excluding depreciation and amortization) increased by $40.1 million, or 39.4%, to $142.0 million for the year ended December 31, 2014 from $101.8 million for the year ended December 31, 2013. Gross Profit (excluding depreciation and amortization) as a percentage of revenue decreased to 43.0% for the year ended December 31, 2014 compared to 46.1% for the year ended December 31, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) increased by $18.3 million, or 18.0%, to $120.1 million for the year ended December 31, 2014 from $101.8 million for the year ended December 31, 2013. Excluding Inmarsat’s Enterprise Energy business unit, Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 48.1% for the year ended December 31, 2014 compared to 46.1% for the year ended December 31, 2013. The increased Gross Profit (excluding depreciation and amortization) is primarily attributable to growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments and partially offset by increased costs, which have supported our growing revenues.

Depreciation and Amortization. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Depreciation and amortization expenses increased by $8.4 million, or 40.0%, to $29.5 million for the year ended December 31, 2014 from $21.0 million for the year ended December 31, 2013. This increase is primarily attributable to the continued increase in our capital expenditures and the acquisition of depreciable property, plant and equipment and amortizable intangibles as part of the Inmarsat’s Enterprise Energy business unit acquisition.

Impairment of Goodwill. In December 2014 we performed an interim impairment test of goodwill as a result of a significant decline in oil prices and global oil and gas activity. As a result of this interim impairment test we recognized $2.7 million in impairment of goodwill in our TSI reporting unit, which was impacted by declining contracted backlog that reduced the estimated fair value of our TSI reporting unit below its carrying value.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. Selling and marketing expenses increased by $2.8 million, or 73.4%, to $6.6 million for the year ended December 31, 2014 from $3.8 million for the year ended December 31, 2013.

General and Administrative. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions. General and administrative expenses increased by $20.4 million, or 41.8%, to $69.1 million for the year ended December 31, 2014 from $48.8 million for the year ended December 31, 2013. General and administrative costs increased primarily due to costs and increased office space and acquisition related to the acquisition of Inmarsat’s Enterprise Energy business unit, increased compensation resulting from non-acquisition related headcount additions and increased stock-based compensation.

Income Tax Expense. Our effective income tax rate was 49.1% and 35.6% for the years ended December 31, 2014 and 2013, respectively. Our effective tax rates are affected by factors including changes in the valuation allowance related to operating in loss jurisdictions for which a benefit cannot be claimed, fluctuations in income across international jurisdictions with varying tax rates, and changes in income tax reserves. See Note 14 — “Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2013 and 2012

Revenue. Revenue increased by $59.0 million, or 36.5%, to $220.7 million for the year ended December 31, 2013 from $161.7 million for the year ended December 31, 2012. This increase includes an increase of $28.9 million of revenue contributed by Nessco. Exclusive of Nessco, the revenue increased in each of our reportable segments. Western Hemisphere revenue increased $4.3 million, or 8.7%. Eastern Hemisphere revenue increased $40.6 million, or 46.0%. TSI revenue increased $14.1 million, or 60.1%. These increases are primarily due to increases in sites served and increased revenue-per-site resulting from bandwidth upgrades and additional value-added services provided.

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

General and Administrative. General and administrative expenses increased by $11.6 million, or 31.2%, to $48.8 million for the year ended December 31, 2013 from $37.2 million for the year ended December 31, 2012. This increase includes an increase of $0.9 million in costs incurred by Nessco during 2013. Excluding Nessco, general and administrative costs increased $10.7 million primarily due to increased compensation resulting from headcount additions and increased stock-based compensation, costs related to the acquisition of Inmarsat’s Enterprise Energy business unit that closed on January 31, 2014, and a contingent liability and related legal costs reserved for potential violations of U.S. sanctions regulations (see “Regulatory Matter” section below).

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

Liquidity and Capital Resources

At December 31, 2014, we had working capital of $108.7 million, including cash and cash equivalents of $66.6 million, current restricted cash of $1.2 million, accounts receivable of $74.6 million and other current assets of $21.3 million, offset by $13.6 million in accounts payable, $23.2 million in accrued expenses, $8.4 million in current maturities of long-term debt, $5.0 million in tax related liabilities and $4.8 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $21.9 million to $40.2 million due to continued increase of sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise.

Cash in foreign subsidiaries that is available for repatriation to our domestic parent, after settlement of intercompany payables and notes, is $8.4 million. If the entire $8.4 million were repatriated, we would be liable for an additional $2.5 million of taxes. A federal deferred tax liability has already been recognized as of December 31, 2014 of $1.5 million for those earnings that are not considered permanently reinvested.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents on hand and availability under our credit facility. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. land rig count trends, projected oil and natural gas prices, contracted and available satellite bandwidth.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$59,822	$59,744	$53,106
Net cash provided by operating activities	43,763	28,045	32,255
Net cash used in investing activities	(65,334)	(28,844)	(66,763)
Net cash provided by financing activities	30,536	3,202	37,707
Changes in foreign currency translation	(2,211)	(2,325)	3,439

Cash and cash equivalents, December 31,	$66,576	$59,822	$59,744

Currently, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2014, 2013 and 2012, 78.7%, 63.6% and 68.1% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $43.8 million for the year ended December 31, 2014 compared to $28.0 million for the year ended December 31, 2013. The increase in cash provided by operating activities during 2014 of $15.8 million was primarily due to increased operating income from our core operations coupled with increased accrued expenses partially offset by the timing of collections of our accounts receivable and paying our accounts payable.

Net cash provided by operating activities was $28.0 million for the year ended December 31, 2013 compared to $32.3 million for the year ended December 31, 2012. The decrease in cash provided by operating activities during 2013 of $4.3 million was primarily due to the timing of collections of our accounts receivable, changes in our prepaid expenses due to telecoms systems integration projects partially offset by increased profitability of our core operations.

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

Investing Activities

Net cash used in investing activities was $65.3 million, $28.8 million and $66.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. Of these amounts $40.2 million, $30.2 million, and $21.9 million, respectively, were for capital expenditures, an increase of $10.0 million and $8.3 million for the years ended December 31, 2014 and 2013, respectively, compared to each of the respective prior periods. We expect capital expenditures to continue to grow during 2015 primarily resulting from growth opportunities arising from new build high specification deepwater drilling rigs.

For the year ended December 31, 2014, net cash used in investing activities also included cash used for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $26.1 million.

Financing Activities

Net cash provided by financing activities was $30.5 million, $3.2 million and $37.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Cash provided by financing activities during the year ended December 31, 2014 consisted primarily of $35.0 million in draws on our revolving credit facility, which was used, along with cash on hand, to finance our acquisition of Inmarsat’s Enterprise Energy business unit and for other general corporate purposes. We also received $1.6 million in proceeds from the issuance of common stock upon the exercise of stock options and warrants. These inflows were partially offset by $8.6 million of principal payments on our long-term debt for the year ended December 31, 2014.

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

The term loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the year ended December 31, 2014 and 2013 was 2.1% and 2.8%, respectively, with an interest rate of 1.9% at December 31, 2014. The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2014, the outstanding principal amount of the term loan was $51.4 million.

Our term loan agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At December 31, 2014, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving facility carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of December 31, 2014, $35.0 million in draws have been made on the facility and remain outstanding. The weighted average interest rate for the year ended December 31, 2014 was 1.9%, with an interest rate of 1.9% at December 31, 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2014, we had contractual obligations and commercial commitments as follows:

	Total	2015	2016 - 2017	2018 - 2019	2020 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$50,940	$8,405	$16,858	$25,677	$—
Revolving loan	35,000	—	—	35,000	—
Equipment notes	171	—	171	—	—
Interest (1)	4,772	1,561	2,634	577	—
Operating leases	8,414	2,741	3,874	1,799	—
Commercial Commitments:
Satellite and network services	112,001	30,119	47,000	34,882	—

	$211,298	$42,826	$70,537	$97,935	$—

(1)	Computed on the expected outstanding principal balance through the term of the Credit Agreement, at the interest rate in effect at December 31, 2014.

As of December 31, 2014, the Company’s other noncurrent liabilities in the Consolidated Balance Sheet consist primarily of deferred tax liabilities ($0.2 million), gross unrecognized tax benefits ($15.5 million) and the related gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

We incurred legal expenses of $0.1 million and $1.0 million for the years ended December 31, 2014 and 2013, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

The following table presents a reconciliation of gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Gross profit	$113,868	$81,950	$63,964
Depreciation and amortization related to cost of revenue	28,097	19,879	16,634

Gross Profit (excluding depreciation and amortization)	$141,965	$101,829	$80,598

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

The following table presents a reconciliation of our net income to Adjusted EBITDA, Cash Earnings and Cash EPS.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income	$15,983	$16,544	$12,021
Interest expense	2,185	2,283	1,552
Depreciation and amortization	29,462	21,049	17,534
Impairment of goodwill	2,719	—	—
Foreign exchange impact of intercompany financing activities	856	—	—
(Gain) loss on sales of property, plant and equipment, net of retirements	(44)	66	(131)
Stock-based compensation	4,252	2,963	2,502
Acquisition costs	2,922	4,115	1,372
Income tax expense	15,400	9,158	8,733

Adjusted EBITDA (non-GAAP measure)	$73,735	$56,178	$43,583

Interest expense	(2,185)	(2,283)	(1,552)
Income tax expense	(15,400)	(9,158)	(8,733)

Cash Earnings (non-GAAP measure)	$56,150	$44,737	$33,298

Diluted Shares	17,899	17,557	17,017

Cash EPS (non-GAAP measure)	$3.14	$2.55	$1.96

We evaluate Adjusted EBITDA, Cash Earnings and Cash EPS generated from our operations and operating segments to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost to expand our offshore production platform and vessel market share, invest in new products and services, expand or open new offices, service centers and SOIL nodes, and assist purchasing synergies.

During the year ended December 31, 2014, Adjusted EBITDA increased by $17.6 million, or 31.3%, from $56.2 million in 2013 to $73.7 million in 2014. The increase resulted from organic growth in our core offshore operations and, to a lesser extent, results from our acquisition of Inmarsat’s Enterprise Energy business unit partially offset by increased compensation associated with headcount additions.

During the year ended December 31, 2013, Adjusted EBITDA increased by $12.6 million, or 28.9%, from $43.6 million in 2012 to $56.2 million in 2013, which resulted primarily from the addition of Nessco operations, in the middle of 2012, as well as organic growth in our core offshore operations partially offset by costs associated with headcount.

During the year ended December 31, 2014, Cash Earnings increased by $11.4 million, or $0.59 per diluted share, or 25.5%, from $44.7 million, or $2.55 per diluted share, in 2013 to $56.2 million, or $3.14 per diluted share, in 2014. The increase resulted from organic growth in our core offshore operations and, to a lesser extent, results from our acquisition of Inmarsat’s Enterprise Energy business unit partially offset by increased compensation associated with headcount additions.

During the year ended December 31, 2013, Cash Earnings increased by $11.4 million, or $0.59 per diluted share, or 34.4%, from $33.3 million, or $1.96 per diluted share, in 2012 to $44.7 million, or $2.55 per diluted share, in 2013, which resulted primarily from the addition of Nessco operations, in the middle of 2012, as well as organic growth in our core offshore operations partially offset by costs associated with headcount.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2014 and 2013, 21.3% and 36.4%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2014 and 2013, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on December 31, 2014 and 2013, assuming those liabilities were outstanding for the entire year.

	December 31,
	2014	2013
	(in thousands)
Effect on Net Income and Equity - Increase/Decrease:
1% Decrease/increase in rate	$511	$596
2% Decrease/increase in rate	$1,022	$1,191
3% Decrease/increase in rate	$1,533	$1,787

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2014, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded the internal control over financial reporting at Inmarsat Plc’s Enterprise Energy business unit acquired by the Company in January 2014. Inmarsat Plc’s Enterprise Energy business unit financial statements constitute 18% and 9% of net and total assets, respectively, of the consolidated financial statement amounts as of December 31, 2014, and contributed 24% of revenues and a net income equal to 26% of net income of the consolidated financial statement amounts for the year ended December 31, 2014. Management determined that the internal controls of Inmarsat Plc’s Enterprise Energy business unit would be excluded from the internal control assessment as of December 31, 2014, due to the timing of the closing of the acquisition in January 2014 and as permitted by the rules and regulations of the Securities and Exchange Commission.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2014 which is included in Item 8. Financial Statements and Supplementary Data.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees,” “Our Executive Officers” and “Corporate Governance” in the 2015 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement to be filed with the SEC.

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

Information in response to this item is incorporated herein by reference to “Corporate Governance” and “Executive Compensation” in the 2015 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” in the 2015 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2015 Proxy Statement to be filed with the SEC.

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

RIGNET, INC.

By:	/s/ MARK B. SLAUGHTER	March 2, 2015
Mark B. Slaughter
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARK B. SLAUGHTER Mark B. Slaughter	Chief Executive Officer, President and Director (Principal Executive Officer)	March 2, 2015

/s/ MARTIN L. JIMMERSON, JR.	Chief Financial Officer (Principal Financial & Accounting Officer)	March 2, 2015
Martin L. Jimmerson, Jr.

/s/ JAMES H. BROWNING	Chairman of the Board	March 2, 2015
James H. Browning

/s/ MATTIA CAPRIOLI	Director	March 2, 2015
Mattia Caprioli

/s/ CHARLES L. DAVIS IV	Director	March 2, 2015
Charles L. Davis IV

/s/ DITLEF DE VIBE	Director	March 2, 2015
Ditlef de Vibe

/s/ KEVIN MULLOY	Director	March 2, 2015
Kevin Mulloy

/s/ KEVIN J. O’HARA	Director	March 2, 2015
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	March 2, 2015
Keith Olsen

/s/ BRENT K. WHITTINGTON	Director	March 2, 2015
Brent K. Whittington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, cash flows, and equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 2, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the internal control over financial reporting of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Inmarsat Plc’s Enterprise Energy business unit (“Inmarsat”), which was acquired on January 31, 2014 and whose financial statements constitute 18% and 9% of net and total assets, 24% of revenues, and 26% of net income of the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Inmarsat. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 2, 2015

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$66,576	$59,822
Restricted cash	1,200	509
Accounts receivable, net	74,625	45,388
Prepaid expenses and other current assets	21,253	14,233

Total current assets	163,654	119,952
Property, plant and equipment, net	76,195	59,051
Restricted cash	62	1,321
Goodwill	30,128	34,520
Intangibles, net	21,051	17,580
Deferred tax and other assets	8,747	6,379

TOTAL ASSETS	$299,837	$238,803

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,560	$13,744
Accrued expenses	23,230	12,943
Current maturities of long-term debt	8,405	8,388
Income taxes payable	4,978	4,350
Deferred revenue	4,780	2,907

Total current liabilities	54,953	42,332
Long-term debt	77,706	51,175
Deferred revenue	516	621
Deferred tax liability	228	665
Other liabilities	24,343	19,222

Total liabilities	157,746	114,015

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2014 and 2013	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 17,629,830 and 17,236,620 shares issued and outstanding at December 31, 2014 and 2013, respectively	18	17
Additional paid-in capital	137,662	128,932
Retained Earnings (Accumulated deficit)	10,931	(4,704)
Accumulated other comprehensive income (loss)	(6,682)	435

Total stockholders’ equity	141,929	124,680
Non-redeemable, non-controlling interest	162	108

Total equity	142,091	124,788

TOTAL LIABILITIES AND EQUITY	$299,837	$238,803

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)

Revenue	$330,174	$220,710	$161,669

Expenses:
Cost of revenue (excluding depreciation and amortization)	188,209	118,881	81,071
Depreciation and amortization	29,462	21,049	17,534
Impairment of goodwill	2,719	—	—
Selling and marketing	6,564	3,785	3,081
General and administrative	69,136	48,770	37,184

Total expenses	296,090	192,485	138,870

Operating income	34,084	28,225	22,799
Other income (expense):
Interest expense	(2,185)	(2,283)	(1,552)
Other income (expense), net	(516)	(240)	(493)

Income before income taxes	31,383	25,702	20,754
Income tax expense	(15,400)	(9,158)	(8,733)

Net income	15,983	16,544	12,021
Less: Net income attributable to:
Non-redeemable, non-controlling interest	348	208	139

Net income attributable to RigNet, Inc. stockholders	$15,635	$16,336	$11,882

COMPREHENSIVE INCOME
Net income	$15,983	$16,544	$12,021
Foreign currency translation	(7,117)	(2,394)	3,439

Comprehensive income	8,866	14,150	15,460
Less: Comprehensive income attributable to non-controlling interest	348	208	139

Comprehensive income attributable to RigNet, Inc. stockholders	$8,518	$13,942	$15,321

INCOME PER SHARE - BASIC AND DILUTED
Net income attributable to RigNet, Inc. common stockholders	$15,635	$16,336	$11,882

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.90	$1.00	$0.76

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.87	$0.93	$0.70

Weighted average shares outstanding, basic	17,321	16,268	15,591

Weighted average shares outstanding, diluted	17,899	17,557	17,017

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$15,983	$16,544	$12,021
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	29,462	21,049	17,534
Impairment of goodwill	2,719	—	—
Stock-based compensation	4,252	2,963	2,502
Amortization of deferred financing costs	197	525	102
Deferred taxes	(2,664)	(2,760)	(1,383)
Impairment of property, plant and equipment	—	502	—
(Gain) loss on sales of property, plant and equipment, net of retirements	(44)	66	(131)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(15,054)	(5,507)	(877)
Prepaid expenses and other assets	1,723	(7,861)	1,133
Accounts payable	(7,643)	1,413	(339)
Accrued expenses	11,260	3,240	2,537
Deferred revenue	(1,549)	(3,383)	(4,302)
Other liabilities	5,121	1,254	3,458

Net cash provided by operating activities	43,763	28,045	32,255

Cash flows from investing activities:
Acquisitions, net of cash acquired	(26,483)	(85)	(42,555)
Capital expenditures	(40,173)	(30,187)	(21,864)
Proceeds from sales of property, plant and equipment	754	462	355
(Increase) decrease in restricted cash	568	966	(2,699)

Net cash used in investing activities	(65,334)	(28,844)	(66,763)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,585	4,998	897
Repurchase of restricted shares from employees	—	—	(88)
Payment of stock appreciation rights	—	—	(500)
Subsidiary distributions to non-controlling interest	(294)	(217)	(184)
Proceeds from borrowings	35,000	5,457	47,238
Repayments of long-term debt	(8,649)	(7,157)	(9,164)
Excess tax benefits from stock-based compensation	2,894	922	—
Payments of financing fees	—	(801)	(492)

Net cash provided by financing activities	30,536	3,202	37,707

Net increase in cash and cash equivalents	8,965	2,403	3,199

Cash and cash equivalents:
Balance, January 1,	59,822	59,744	53,106
Changes in foreign currency translation	(2,211)	(2,325)	3,439

Balance, December 31,	$66,576	$59,822	$59,744

Supplemental disclosures:
Income taxes paid	$10,596	$10,623	$7,660
Interest paid - other	$2,004	$1,662	$1,461
Non-cash investing - capital expenditures accrued	$2,396	$2,167	$1,508
Liabilities assumed - Inmarsat’s Enterprise Energy business unit and Nessco acquisitions, respectively	$10,969	$—	$19,041

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2012	15,441	$15	$116,740	$(32,922)	$(610)	$83,223	$162	$83,385
Issuance of common stock upon the exercise of stock options and warrants	144	1	896	—	—	897	—	897
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	117	—	(88)	—	—	(88)	—	(88)
Stock-based compensation	—	—	2,502	—	—	2,502	—	2,502
Foreign currency translation	—	—	—	—	3,439	3,439	—	3,439
Non-controlling owner distributions	—	—	—	—	—	—	(184)	(184)
Net income	—	—	—	11,882	—	11,882	139	12,021

Balance, December 31, 2012	15,702	16	120,050	(21,040)	2,829	101,855	117	101,972
Issuance of common stock upon the exercise of stock options and warrants	1,458	1	4,997	—	—	4,998	—	4,998
Issuance of restricted common stock, net of share cancellations	77	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,963	—	—	2,963	—	2,963
Excess tax benefits from stock-based compensation	—	—	922	—	—	922	—	922
Foreign currency translation	—	—	—	—	(2,394)	(2,394)	—	(2,394)
Non-controlling owner distributions	—	—	—	—	—	—	(217)	(217)
Net income	—	—	—	16,336	—	16,336	208	16,544

Balance, December 31, 2013	17,237	17	128,932	(4,704)	435	124,680	108	124,788
Issuance of common stock upon the exercise of stock options and warrants	334	1	1,584	—	—	1,585	—	1,585
Issuance of restricted common stock, net of share cancellations	59	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,252	—	—	4,252	—	4,252
Excess tax benefits from stock-based compensation	—	—	2,894	—	—	2,894	—	2,894
Foreign currency translation	—	—	—	—	(7,117)	(7,117)	—	(7,117)
Non-controlling owner distributions	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	15,635	—	15,635	348	15,983

Balance, December 31, 2014	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091

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

The Company’s corporate offices are located in Houston, Texas. The Company serves the owners and operators of offshore drilling rigs and production facilities, land rigs, remote offices and supply bases in approximately 50 countries including the United States, Brazil, Norway, the United Kingdom, Nigeria, Qatar, Saudi Arabia, Singapore and Australia.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2014, 2013 and 2012, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

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

Restricted Cash

As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds, related to Nessco Group Holdings Ltd. (Nessco) telecoms systems integration which were in effect prior to RigNet acquiring Nessco (see Note 7 – “Long-Term Debt”).

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses property, plant and equipment for impairment when events indicate the carrying value exceeds fair value. No impairment to fixed assets was recorded in the year ended December 31, 2014. During the year ended December 31, 2013, the Company impaired fixed assets by $0.5 million. The 2013 impairment related to the loss of a certain customer. The Company reached a legal settlement with said customer which reimbursed the Company for the cost of the impaired equipment.

Maintenance and repair costs are charged to expense when incurred.

Derivatives

All contracts are evaluated for embedded derivatives which are bifurcated when (i) the economic characteristics and risks of such instruments are not clearly and closely related to the economic characteristics and risks of the agreement, (ii) the contract is not already reported at fair value and (iii) such instruments meet the definition of a derivative instrument and are not scope exceptions under the Financial Accounting Standards Board’s (FASB) guidance on derivatives and hedging. No derivatives were outstanding as of December 31, 2014 or 2013.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), Nessco and Inmarsat’s Enterprise Energy business unit acquisitions, as well as brand name and covenants not-to-compete acquired as part of the Nessco acquisition, backlog acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions, licenses acquired as part of the Inmarsat’s Enterprise Energy business unit acquisition. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of December 31, 2014.

Goodwill

Goodwill relates to the acquisitions of LandTel, OilCamp, and Nessco as the consideration paid exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

In connection with the January 2014 acquisition of Inmarsat’s Enterprise Energy business unit, the Company re-evaluated its segments and reporting units. The Company is now presenting Telecoms Systems Integration (TSI) as a separate reportable segment. As such, goodwill associated with the Oilcamp and Nessco acquisitions was reallocated between the reporting units within the Eastern Hemisphere and TSI reportable segments based on relative fair value.

The Company performs its annual impairment test on July 31st, with the most recent annual test being performed as of July 31, 2014. The July 2014 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. During December 2014, the Company identified a triggering event

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

associated with the significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. Specifically the TSI segment was impacted by declining contracted backlog, which reduced the estimated fair value of the TSI reporting unit below its carrying value. The Company recognized a $2.7 million impairment of goodwill within the TSI reporting unit as a result of such test. As of December 31, 2014 and 2013, goodwill was $30.1 million and $34.5 million, respectively. In addition to the impact of acquisitions, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

Revenue Recognition – General

All revenue, excluding telecoms systems integration contracts, is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax or regulatory fees assessed and collected on behalf of a governmental authority. Such tax or fee is then remitted directly to the appropriate jurisdictional entity.

Revenue Recognition – Telecoms Systems Integration Solutions

Revenues related to long-term, fixed-price telecoms systems integration contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company reviews all material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under prepaid expenses and other current assets. As of December 31, 2014 and 2013, the amount of unbilled revenue related to telecoms systems integration projects was $13.8 million and $7.2 million, respectively. Amounts billed to customers in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in work in process may not be realized or paid, respectively, within a one-year period.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. In addition, United Kingdom’s and Brunei’s corporate income tax rates are decreasing 1.0% and 1.5% respectively in 2015.

Foreign Currency Translation

The U.S. dollar serves as the currency of measurement and reporting for the Company’s consolidated financial statements. The Company has certain subsidiaries with functional currencies of Norwegian kroner, British pound sterling or Brazilian real. Functional currencies of all the Company’s other subsidiaries are U.S. dollar.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Transactions occurring in currencies other than the functional currency of a subsidiary have been converted to the functional currency of that subsidiary at the exchange rate in effect at the transaction date with resulting gains and losses included in current earnings. Carrying values of monetary assets and liabilities in functional currencies other than U.S. dollars have been translated to U.S. dollars based on the U.S. exchange rate at the balance sheet date and the resulting foreign currency translation gain or loss is included in comprehensive income in the consolidated financial statements.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2012-02 (ASU 2012-02), Testing Indefinite-Lived Intangible Assets for Impairment. ASU 2012-02 amends the guidance on testing indefinite-lived intangible assets for impairment. The revised guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The Company adopted ASU 2012-02 as of January 1, 2013. The adoption of ASU 2012-02 did not have any impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company adopted ASU 2013-11 as of January 1, 2014. The adoption of ASU 2013-11 did not have any impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not permitted. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements.

Note 2—Preferred Stock and Warrants

Preferred Stock

RigNet is authorized to issue ten million shares of preferred stock. As of December 31, 2014 and 2013, no shares of preferred stock were outstanding.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

No warrants were issued in the years ended December 31, 2014 or 2013.

RigNet has no warrants outstanding as of December 31, 2014. The following table summarizes the Company’s warrant activity for the years ended December 31, 2014, 2013 and 2012:

	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, January 1, 2012	1,534	$4.79
Issued	—	$—
Exercised	—	$—

Outstanding, December 31, 2012	1,534	$4.79
Issued	—	$—
Exercised	(1,329)	$4.51

Outstanding, December 31, 2013	205	$6.60
Issued	—	$—
Exercised	(205)	$6.60

Outstanding, December 31, 2014	—	$—

There were no warrants outstanding as of December 31, 2014. The weighted average remaining life in years of outstanding warrants as of December 31, 2013 and 2012 was 2.0 and 3.0 years, respectively.

Note 3—Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 7—“Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income in the Company’s consolidated financial statements.

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Accounts receivable	$78,201	$47,235	$41,835

Allowance for doubtful accounts, January 1,	(1,847)	(1,807)	(1,737)
Current year provision for doubtful accounts	(1,819)	(602)	(264)
Write-offs	90	562	194

Allowance for doubtful accounts, December 31,	(3,576)	(1,847)	(1,807)

Accounts receivable, net	$74,625	$45,388	$40,028

During 2014, the Company had no customers comprising greater than 10% of revenue. Although during 2014 no customer comprised greater than 10% of revenue, the top 5 customers generated 22.9% of the Company’s 2014 revenue. During 2013 and 2012, the Company had one significant customer comprising 9.2% and 11.6% of its revenue, respectively.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2014, 2013 or 2012. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7—“Long-Term Debt”).

Note 4—Business Combinations

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The acquisition of Nessco, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Telecoms Systems Integration and Eastern Hemisphere reporting segments.

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

Actual and Pro Forma Impact of the Nessco Acquisition

Nessco’s revenue and net loss included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2012 were as follows (in thousands):

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table represents supplemental pro forma information as if the Nessco acquisition had occurred on January 1, 2011. Pro forma adjustments include:

•	Reverse Nessco depreciation and amortization and reporting depreciation and amortization based on estimated fair values and remaining lives of the acquired assets at the date of acquisition.

•	Adjust interest expense to recognize interest expense as if the acquisition-related debt of RigNet had been outstanding at January 1, 2011.

•	Record nonrecurring transaction costs as if they had been incurred in 2011 rather than 2012.

Year Ended December 31,
2012
(in thousands)

Revenue	$191,261
Expenses	177,938

Net income from continuing operations	$13,323

Net income from continuing operations attributable to RigNet, Inc. common stockholders	$13,184

Net income per share from continuing operations attributable to RigNet, Inc. common stockholders:
Basic	$0.85

Diluted	$0.77

Inmarsat’s Enterprise Energy Business Unit

On January 31, 2014, RigNet closed the acquisition of Inmarsat Plc’s Enterprise Energy business unit for an aggregate purchase price of $26.1 million, including $12.9 million of working capital. Of this aggregate purchase price, RigNet paid $23.3 million to Inmarsat on January 31, 2014 and an additional $2.8 million on July 31, 2014. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; VSAT interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a telecommunications systems integration business operating worldwide; and a global L-band MSS retail energy business.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The assets and liabilities of Inmarsat’s Enterprise Energy business unit have been recorded at their estimated fair values at the date of acquisition.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$23,871
Property, plant and equipment			8,381
Identifiable intangible assets:
Backlog	2	$1,800
Licenses	7	2,000
Customer relationships	7	240

Total identifiable intangible assets			4,040
Other assets			760
Liabilities			(10,969)

Total purchase price			$26,083

RigNet financed the transaction with the credit facility announced on October 3, 2013, and existing cash on hand (see Note 7—Long-Term Debt).

For the years ended December 31, 2014 and 2013, RigNet has spent $2.9 million and $4.1 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in the Consolidated Statements of Comprehensive Income.

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the year ended December 31, 2014 (in thousands):

Year Ended December 31, 2014
Revenue	$80,159
Net Income	$4,204

For the years ended December 31, 2014 and 2013, RigNet’s supplemental pro forma revenue was $335.9 million and $293.4 million, respectively, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the years ended December 31, 2014 and 2013 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intents of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Goodwill and Intangibles

Goodwill

Goodwill consists of amounts recognized from the acquisitions of LandTel, included in the Western Hemisphere reporting segment, and OilCamp and Nessco, included in the Eastern Hemisphere and Telecoms Systems Integration reporting segments.

In connection with the January 2014 acquisition of Inmarsat’s Enterprise Energy business unit, the Company re-evaluated its segments and reporting units. The Company is now presenting Telecoms Systems Integration as a separate reportable segment. As such, goodwill associated with the Oilcamp and Nessco acquisitions was reallocated between reporting units within the Eastern Hemisphere and Telecoms Systems Integration reportable segments based on relative fair value.

The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquirees and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2014 and 2013 are presented below. Prior year information has been recast to conform to the current year presentation.

	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Total
		(in thousands)	(in thousands)
Balance, January 1, 2013	$20,889	$10,893	$2,707	$34,489
Foreign currency translation	31	—	—	31

Balance, December 31, 2013	20,920	10,893	2,707	34,520
Impairment of Goodwill	—	—	(2,719)	(2,719)
Foreign currency translation	(1,685)	—	12	(1,673)

Balance, December 31, 2014	$19,235	$10,893	$—	$30,128

The impairment loss of $2.7 million reported in 2014 equals the excess of the carrying amount of goodwill over its implied fair value as calculated in Step 2 of the interim impairment test conducted as of December 31, 2014. As part of the annual goodwill impairment assessment, we estimated the fair value of the reporting unit using a combination of the income and market approaches. The key assumption in our fair value analysis was forecasted future cash flows and an EBIDTA multiple.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions, brand name and covenants not-to-compete acquired as part of the Nessco acquisition, backlog acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions, licenses acquired as part of the Inmarsat’s Enterprise Energy business unit acquisition and internal-use software. The following table reflects intangibles activities for the years ended December 31, 2014 and 2013:

	Brand Name	Covenant Not To Compete	Backlog	Customer Relationships	Software	Licenses	Total
	(in thousands, except estimates lives)
Intangibles Acquired	4,353	151	1,116	21,484	1,780	—	28,884
Accumulated amortization and foreign currency translation, January 1, 2013	(144)	(41)	(303)	(6,053)	(1,102)	—	(7,643)

Balance, January 1, 2013	4,209	110	813	15,431	678	—	21,241
Additions	—	—	—	—	676	—	676
Amortization expense	(657)	(95)	(707)	(2,567)	(330)	—	(4,356)
Foreign currency translation	60	1	12	12	(66)	—	19

Balance, December 31, 2013	3,612	16	118	12,876	958	—	17,580
Additions	—	—	1,800	240	4,751	2,400	9,191
Amortization expense	(620)	(16)	(943)	(2,564)	(661)	(267)	(5,071)
Foreign currency translation	(202)	—	—	(447)	—	—	(649)

Balance, December 31, 2014	$2,790	$—	$975	$10,105	$5,048	$2,133	$21,051

Weighted average estimated lives (years)	7.0	1.7	1.7	7.9	5.0	7.0

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2015	5,346
2016	4,465
2017	4,446
2018	3,741
2019	2,597
Thereafter	456

$21,051

Note 6—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Lives	December 31,
		2014	2013
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$178,914	$140,492
Furniture and other	5 - 7	9,841	9,145
Building	10	4,937	4,642
Land	—	1,401	1,484

		195,093	155,763
Less: Accumulated depreciation		(118,898)	(96,712)

		$76,195	$59,051

Depreciation expense associated with property, plant and equipment was $24.4 million, $16.7 million and $14.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Note 7—Long-Term Debt

As of December 31, 2014 and 2013, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2014	2013
	(in thousands)
Term loan, net of unamortized deferred financing costs	$51,111	$59,537
Revolving loan	$35,000	$—
Equipment notes	—	26

	86,111	59,563
Less: Current maturities of long-term debt	(8,405)	(8,388)

	$77,706	$51,175

Term Loan

The Company has a term loan (Term Loan) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60 million from $54.6 million and extends the maturity of the loan from July 2017 to October 2018.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the years ended December 31, 2014, 2013 and 2012 were 2.1%, 2.8% and 3.3%, respectively, with an interest rate of 1.9% at December 31, 2014.

The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2014, the Term Loan had outstanding principal of $51.4 million.

Revolving Loans

Under the amended and restated credit agreement with four participating financial institutions dated October 3, 2013, the Company secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. During the year ended December 31, 2014, RigNet drew $35.0 million of this credit facility which was primarily related to the acquisition of Inmarsat’s Enterprise Energy business unit (see Note 4 – Business Combinations) and for other general corporate purposes. As of December 31, 2014, $35.0 million, in draws have been made on the facility. As of December 31, 2013 there were no draws on the facility.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. The weighted average interest rate for the year ended December 31, 2014 was 1.9%, with an interest rate of 1.9% at December 31, 2014.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet Inc., secured a performance bond facility with a lender in the amount of £4.0 million, or $6.2 million. This facility has a maturity date of June 30, 2017. As of December 31, 2014, the amount available under this facility was £1.9 million or $2.9 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2013, the Company had restricted cash of $0.5 million and $1.3 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s Term Loan contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2014 and 2013, the Company believes it was in compliance with all covenants.

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2014 and 2013, deferred financing cost amortization of $0.2 million and $0.2 million, respectively, is included in interest expense in the Company’s consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2015	$8,405
2016	8,592
2017	8,437
2018	60,677
2019	—

Total debt, including current maturities	$86,111

Note 8—Related Party Transactions

One of the Company’s former directors, who served on the board until May 2014, is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized from that corporation for the years ended December 31, 2014, 2013 and 2012 were $1.3 million, $1.3 million and $1.5 million, respectively, for services performed by the Company in the ordinary course of business.

One of the Company’s consulting vendors is wholly owned by one of RigNet’s significant shareholders. Expense recognized for the years ended December 31, 2014 and 2013 was $0.5 million and $0.3 million, respectively. All expenses were incurred by RigNet in the ordinary course of business.

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

The Company had no derivatives as of December 31, 2014 or 2013.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Note 10—Commitments and Contingencies

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. The Company recognized expense under operating leases of $2.8 million, $2.4 million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, future minimum lease obligations were as follows (in thousands):

2015	2,741
2016	2,225
2017	1,649
2018	1,070
2019	729
Thereafter	—

$8,414

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of December 31, 2014, the Company had the following commercial commitments related to satellite and network services (in thousands):

2015	$30,119
2016	23,658
2017	23,342
2018	16,484
2019	18,398

$112,001

On January 31, 2014, RigNet finalized an agreement with Inmarsat to become a distributor of Inmarsat’s Global Xpress (GX) and L-band satellite communications network services. RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. The Company expects to utilize GX and L-band services across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2019 is reflected in the table above.

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

The Company incurred legal expenses of $0.1 million and $1.0 million in connection with the investigation as of December 31, 2014 and 2013, respectively, relating to this investigation. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 11—Stock-Based Compensation

The Company has three stock-based compensation plans as described below.

2010 Omnibus Incentive Plan

In May 2010, the Board of Directors adopted the 2010 Omnibus Incentive Plan (2010 Plan). Under the 2010 Plan, the Board of Directors or its designated committee is authorized to issue awards representing a total of three million shares of common stock to certain directors, officers and employees of the Company. Awards may be in the form of new stock incentive awards or options including (i) incentive or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units, (v) performance stock, (vi) performance units, (vii) director awards, (viii) annual cash incentive awards, (ix) cash-based awards, (x) substitution awards or (xi) other stock-based awards, as approved by the Board of Directors or its designated committee. The stock incentive awards and options granted under the 2010 plan will generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors or its designated committee at the date of grant, but not more than ten years from such grant date.

During the year ended December 31, 2014, the Company granted 72,083 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Plan. Restricted shares have no exercise price and are considered issued and outstanding common stock. Restricted shares issued to officers and employees, totaling 48,613 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 23,470 shares, generally either vest immediately or vest over one or two year periods. As of December 31, 2014, 220,906 shares of restricted stock have vested, 61,309 shares of restricted stock have been forfeited and 172,099 shares of unvested restricted stock were outstanding.

During the year ended December 31, 2014, the Company also granted 126,535 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $41.18 to $55.53, a contractual term of ten years and vest over a four year period of continued employment, with 25% of options vesting on each of the first four anniversaries of the grant date.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2014, the Company has issued 981,125 options under the 2006 Plan, of which 449,668 options have been exercised, 210,622 options have been returned or forfeited and 320,835 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

2001 Stock Option Plan

The 2001 Performance Stock Option Plan (2001 Plan) was authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. Options granted under the 2001 Plan vest either (a) over a four-year term, with 25.0% of the options vesting on each of the first four anniversary dates of the grant or (b) over a three-year term, with 25.0% of the options vesting 30 days after the grant date and 25.0% vesting on each of the first three anniversary dates of the grant. Vested options, which have not been forfeited, are exercisable in whole or in part during the option term, which does not exceed ten years. The 2001 Plan authorized the issuance of 0.6 million options. As of December 31, 2014, the Company has issued 130,967 options under the 2001 Plan, of which 108,307 options have been exercised, 22,660 options have been returned and 0 options are outstanding. The Company will issue no additional options under the 2001 Plan as the Company’s Board of Directors has resolved to freeze the 2001 Plan.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

During 2012, all remaining SARs were exercised and cash totaling $0.5 million was paid to the employees holding the SARs. No SARs were outstanding as of December 31, 2014 and 2013. No other SARs have been issued by the Company other than those issued by LandTel in August 2006. The Company has not issued nor does it currently have plans to issue any additional SARs or any other awards which would be classified as a liability awards or settled in cash.

There are no dividends related to stock options, restricted stock, SARs or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2014, 2013 and 2012 was $4.3 million, $3.0 million and $2.5 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014 and 2013, there were $6.4 million and $5.6 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest under the 2010 Plan and the 2006 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

The assumptions used for grants made in the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	43%	50%	50%
Expected term (in years)	7	7	7
Risk-free interest rate	1.9 - 2.2%	1.3% - 2.2%	2.8%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2014, 2013 and 2012 was $25.78, $11.31 and $9.45, respectively.

The fair value of each restricted stock award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of restricted stock granted, per share, for the years ended December 31, 2014 and 2013 was $49.97 and $21.85, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	998	$13.79	1,017	$11.27	976	$9.36
Granted	127	$47.09	239	$20.43	216	$17.08
Exercised	(155)	$10.55	(215)	$8.44	(144)	$6.22
Forfeited	(23)	$28.04	(43)	$17.73	(31)	$14.88
Expired	—	$—	—	$—	—	$—

Balance, December 31,	947	$18.47	998	$13.79	1,017	$11.27

Exercisable, December 31,	539	$11.83	524	$9.67	589	$8.21

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Intrinsic value of options exercised	$7,872	$6,083	$2,566
Fair value of options vested	$1,558	$1,138	$738

The following table summarizes the Company’s restricted stock activity as of and for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Balance, January 1,	200	205
Granted	72	107
Vested	(87)	(83)
Forfeited	(13)	(29)

Balance, December 31,	172	200

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2014, 2013 and 2012 was 4.6 years. At December 31, 2014 equity awards vested and expected to vest totaled 1.7 million with awards available for grant of approximately 1.9 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following is a summary of changes in unvested equity awards, including stock options and restricted stock, as of and for the years ended December 31, 2014, 2013 and 2012:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2012	519	$9.59
Granted	347	$12.48
Vested	(192)	$8.67
Forfeited	(36)	$10.04

Unvested equity awards, December 31, 2012	638	$11.41
Granted	346	$14.58
Vested	(242)	$10.62
Forfeited	(68)	$14.10

Unvested equity awards, December 31, 2013	674	$13.05
Granted	199	$34.56
Vested	(247)	$12.62
Forfeited	(37)	$20.08

Unvested equity awards, December 31, 2014	589	$20.06

Note 12—Income per Share

Basic earnings per share (EPS) are computed by dividing net income attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to exercise of stock options, vesting of restricted stock or exercise of warrants. Diluted EPS is computed by dividing net income attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income attributable to RigNet, Inc. common stockholders:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income attributable to RigNet, Inc. common stockholders	$15,635	$16,336	$11,882

Weighted average shares outstanding, basic	17,321	16,268	15,591
Effect of dilutive securities	578	1,289	1,426

Weighted average shares outstanding, diluted	17,899	17,557	17,017

There are approximately 31,000 shares as of December 31, 2014 that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. There were no anti-dilutive shares as of December 31, 2013 or 2012.

Note 13—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In connection with the acquisition of Inmarsat’s Enterprise Energy business unit, the Company re-evaluated its current core assets and operations, and organized them into segments. The Company is now presenting Telecoms Systems Integration as a separate reportable segment, as this is now a greater portion of the Company’s core assets and operations due to the acquisition of Inmarsat’s Enterprise Energy business unit. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet now considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, and commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s business segment information as of and for the years ended December 31, 2014, 2013 and 2012 is presented below. 2013 and 2012 information has been recast to conform to the current year presentation.

	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
2014
Revenue	$163,935	$112,956	$53,283	$—	$330,174
Cost of revenue (excluding depreciation and amortization)	76,842	58,996	42,644	9,727	188,209
Depreciation and amortization	13,249	11,261	3,806	1,146	29,462
Impairment of goodwill	—	—	2,719	—	2,719
Selling, general and administrative	14,750	16,144	3,829	40,977	75,700

Operating income (loss)	$59,094	$26,555	$285	$(51,850)	$34,084

Total assets	151,806	142,000	46,989	(40,958)	299,837
Capital expenditures	21,242	13,977	432	4,751	40,402

2013
Revenue	$128,987	$54,221	$37,502	$—	$220,710
Cost of revenue (excluding depreciation and amortization)	58,826	25,062	29,569	5,424	118,881
Depreciation and amortization	8,701	7,149	4,369	830	21,049
Selling, general and administrative	14,948	7,847	1,057	28,703	52,555

Operating income (loss)	$46,512	$14,163	$2,507	$(34,957)	$28,225

Total assets	95,187	100,596	75,679	(32,659)	238,803
Capital expenditures	17,665	12,392	187	849	31,093

2012
Revenue	$88,371	$49,881	$23,417	$—	$161,669
Cost of revenue (excluding depreciation and amortization)	34,446	22,598	20,052	3,975	81,071
Depreciation and amortization	7,854	7,409	2,229	42	17,534
Selling, general and administrative	9,508	7,385	2,382	20,990	40,265

Operating income (loss)	$36,563	$12,489	$(1,246)	$(25,007)	$22,799

Total assets	75,660	88,152	82,146	(30,026)	215,932
Capital expenditures	11,800	9,122	20	141	21,083

The following table presents revenue earned from the Company’s domestic and international operations for the years ended December 31, 2014, 2013 and 2012. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic	$91,247	$37,969	$36,937
International	238,927	182,741	124,732

Total	$330,174	$220,710	$161,669

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents long-lived assets for the Company’s domestic and international operations as of December 31, 2014 and 2013.

	December 31,
	2014	2013
	(in thousands)
Domestic	$48,115	$33,588
International	79,259	77,563

Total	$127,374	$111,151

Note 14—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$2,852	$954	$14
State	174	166	275
Foreign	11,272	9,246	6,564

Total current	14,298	10,366	6,853

Deferred:
Federal	740	764	2,371
State	61	(194)	—
Foreign	301	(1,778)	(491)

Total deferred	1,102	(1,208)	1,880

Income tax expense	$15,400	$9,158	$8,733

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes:
United States	$(10,685)	$(11,389)	$(5,936)
Foreign	42,068	37,091	26,690

	$31,383	$25,702	$20,754

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States statutory federal income tax rate	$10,984	$8,996	$7,264
Non-deductible expenses	548	419	596
Non-taxable financial income and expense	(1,701)	(1,711)	—
Noncash compensation	(97)	473	—
U.S. tax on foreign earnings, net of tax credits	230	708	(4,235)
Changes in valuation allowances	11,646	4,003	4,679
Tax credits	(3,213)	(2,823)	(39)
State taxes	36	72	334
Effect of operating in foreign jurisdictions	(944)	(1,670)	(599)
Changes in prior year estimates	(2,576)	51	(283)
Changes in uncertain tax benefits	1,478	593	1,023
Revisions of deferred tax accounts	(1,088)	(77)	(144)
Other	97	124	137

Income tax expense	$15,400	$9,158	$8,733

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$484	$706
Federal, state and foreign tax credits	18,177	12,859
Depreciation and amortization	10,425	7,626
Unrealized loss on foreign currency	8,213	—
Allowance for doubtful accounts	1,247	664
Accruals not currently deductible	1,281	542
Stock-based compensation	1,042	683
Intercompany interest	939	—
Other	57	28
Valuation allowance	(31,162)	(14,532)

Total deferred tax assets	10,703	8,576

Deferred tax liabilities:
Depreciation and amortization	(2,693)	(3,088)
Tax on foreign earnings	(1,502)	(1,271)
Other	(126)	(397)

Total deferred tax liabilities	(4,321)	(4,756)

Net deferred tax assets	$6,382	$3,820

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2014, the items of deferred tax assets recognized through other comprehensive income, currency translation adjustment, include $5.6 million related to unrealized loss on functional currency of long-term intercompany note and a corresponding valuation allowance amount of $5.6 million.

At December 31, 2014, on an as filed basis, the Company has state net operating loss carry forwards of approximately $1 .6 million which will expire in varying amounts beginning in 2023, and foreign net operating losses of $1.5 million which can be carried forward for an unlimited period. As of December 31, 2014, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $8.9 million which begin expiring in varying amounts in 2018. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2014, a valuation allowance of $31.2 million had been recorded. $21.9 million related to US federal deferred tax assets and $9.3 million related to Norway assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits, of $1.5 million have been provided on the Qatar subsidiary for which the undistributed earnings as of December 31, 2014, were no longer considered permanently reinvested due to non-controlling ownership issues. In December of 2012, the Company restructured its foreign legal entities. This restructuring provides the Company with a vehicle whereby cash may be moved amongst the foreign entities efficiently. Therefore, all other foreign subsidiaries’ undistributed earnings are considered permanently reinvested and the Company removed any deferred tax liability previously recognized. As of December 31, 2014, the Company has not recognized $11.2 million in U.S. federal deferred taxes, net of foreign tax credits.

Because the Company has asserted that all foreign undistributed earnings, excluding Qatar’s earnings, are permanently reinvested, no provision is recorded for the deferred tax liability related to other comprehensive income.

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2014 and 2013, no amount has been included in the income tax payable accounts. The amount included in income tax expense not related to uncertain tax benefits for the year ending December 31, 2014 and 2013, is $0.1 million and $0.1 million, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2014, 2013 and 2012, the Company’s uncertain tax benefits totaling $22.8 million, $19.2 million and $18.0 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Balance, January 1,	$13,222	$12,163	$10,730
Additions for the current year tax	2,668	2,102	1,863
Additions related to prior years	—	—	386
Reductions related to settlements with taxing authorities	—	—	—
Reductions related to lapses in statue of limitations	(384)	(529)	(130)
Reductions related to prior years	(52)	(514)	(686)

Balance, December 31,	$15,454	$13,222	$12,163

As of December 31, 2014, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $15.5 million. In addition, as of December 31, 2014, the Company has recorded related assets, net of a valuation allowance of $6.4 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2014, 2013 and 2012, the Company has accrued penalties and interest of approximately $7.3 million, $6.0 million and $5.9 million, respectively. The Company has recognized $1.3 million, $0.1 million and $1.2 million of interest and penalties in income tax expense for the years ended December 31, 2014, 2013 and 2012, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Due to net operating losses, all of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2004.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2014 and 2013 are as follows:

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$75,043	$80,656	$87,819	$86,656
Operating income	$5,353	$9,802	$11,701	$7,228
Net income	$2,308	$5,748	$5,930	$1,997
Net income attributable to RigNet, Inc. common stockholders	$2,195	$5,667	$5,857	$1,916
Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.13	$0.32	$0.34	$0.11

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.12	$0.31	$0.33	$0.11

Weighted average shares outstanding, basic	17,267	17,490	17,443	17,454

Weighted average shares outstanding, diluted	17,993	18,108	17,987	17,874

	2013 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$52,818	$51,329	$56,856	$59,707
Operating income	$6,180	$7,594	$6,293	$8,158
Net income	$3,775	$4,915	$2,407	$5,447
Net income attributable to RigNet, Inc. common stockholders	$3,735	$4,861	$2,347	$5,393
Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.24	$0.30	$0.15	$0.31

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.22	$0.28	$0.13	$0.30

Weighted average shares outstanding, basic	15,759	15,963	16,148	17,190

Weighted average shares outstanding, diluted	17,327	17,480	17,630	17,792

Note 16—Employee Benefits

RigNet maintains a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. We make matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2% and 6% of such employee’s eligible compensation, up to the maximum amount permitted by law. RigNet incurred expense of $0.6 million for the year ended December 31, 2014 for employer contributions.

Note 17—Subsequent Events—Cost Reduction Plan

On February 19, 2015, the Company announced a resource reallocation plan (the plan) to vacate and eliminate redundant facilities and eliminate certain excess positions primarily associated with the corporate function and in the North America Land reporting unit within our Western Hemisphere segment. The Company is undertaking the plan to reduce costs and improve the Company’s competitive position. In the first quarter of 2015, the Company expects to incur pre-tax expense of approximately $6.2 million related to the plan. These costs include ceasing the use of and vacating 6 Company facilities and the lay-off of 59 employees.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between the Registrant and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

4.2	Amended and Restated Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.3+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.4+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.5+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.6+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.7+	Employment Agreement between the Registrant and Mark Slaughter effective February 20, 2012 (filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2011, and incorporated herein by reference)

10.8+	Employment Agreement between the Registrant and Martin Jimmerson dated March 14, 2012 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Jim Crenshaw dated December 28, 2012 (filed as Exhibit 10.9 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.10+	Employment Agreement between the Registrant and Morten Hansen dated February 8, 2013 (filed as Exhibit 10.10 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.11+	Employment Agreement between the Registrant and William Sutton dated March 14, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)

10.12+	Employment Agreement between the Registrant and Hector Maytorena dated March 14, 2012 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)

10.13	Second Amended and Restated Credit Agreement, dated as of October 3, 2013 by and among the Registrant and Bank of America, N.A., among others (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2013, and incorporated herein by reference)

10.14	Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.15	Eighth Amendment dated September 25, 2012 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended (filed as Exhibit 10.18 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.16	Ninth Amendment dated September 4, 2013 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003 (filed as Exhibit 10.16 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2013, and incorporated herein by reference)

10.17	Tenth Amendment dated January 12, 2014 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003

10.18	Pledge and Assignation Over Accounts between Nessco Invsat, Ltd. And Clydesdale Bank PLC dated September 28, 2012 (filed as Exhibit 10.19 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)

10.19	Press release dated as of February 3, 2014 announcing the closing of the purchase of Inmarsat’s Energy Broadband business and becoming a Global Xpress distribution partner (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 3, 2014, and incorporated herein by reference)

10.20	Non-Disclosure and Standstill agreement dated as of November 5, 2013 by and among the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

10.21	Registration Rights Agreement dated November 5, 2013 between the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Spears & Associates, Inc. dated February 14, 2015.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.