Form 10-Q
period 2015-03-31
RigNet, Inc.
filed 2015-05-11
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

At April 30, 2015, there were outstanding 17,672,780 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,789	$66,576
Restricted cash	1,096	1,200
Accounts receivable, net	69,085	74,625
Costs and estimated earnings in excess of billings on uncompleted contracts	14,993	13,831
Prepaid expenses and other current assets	8,044	7,422

Total current assets	154,007	163,654
Property, plant and equipment, net	74,193	76,195
Goodwill	29,134	30,128
Intangibles, net	21,234	21,051
Deferred tax and other assets	8,890	8,809

TOTAL ASSETS	$287,458	$299,837

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,285	$13,560
Accrued expenses	20,199	23,230
Current maturities of long-term debt	8,409	8,405
Income taxes payable	5,055	4,978
Deferred revenue	5,366	4,780

Total current liabilities	46,314	54,953
Long-term debt	75,583	77,706
Deferred revenue	413	516
Deferred tax liability	239	228
Other liabilities	27,444	24,343

Total liabilities	149,993	157,746

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2015 or December 31, 2014	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 17,672,780 and 17,629,830 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	18	18
Additional paid-in capital	138,729	137,662
Retained earnings	9,902	10,931
Accumulated other comprehensive (loss)	(11,265)	(6,682)

Total stockholders’ equity	137,384	141,929
Non-redeemable, non-controlling interest	81	162

Total equity	137,465	142,091

TOTAL LIABILITIES AND EQUITY	$287,458	$299,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share amounts)
Revenue	$77,650	$75,043

Expenses:
Cost of revenue (excluding depreciation and amortization)	43,933	46,521
Depreciation and amortization	8,096	6,797
Selling and marketing	1,823	1,529
General and administrative	21,346	14,843

Total expenses	75,198	69,690

Operating income	2,452	5,353
Other income (expense):
Interest expense	(511)	(481)
Other income (expense) net	(569)	651

Income before income taxes	1,372	5,523
Income tax expense	(2,314)	(3,215)

Net income (loss)	(942)	2,308
Less: Net income attributable to Non-redeemable, non-controlling interest	87	113

Net income (loss) attributable to RigNet, Inc. stockholders	$(1,029)	$2,195

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(942)	$2,308
Foreign currency translation	(4,583)	1,012

Comprehensive income (loss)	(5,525)	3,320
Less: Comprehensive income attributable to non-controlling interest	87	113

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$(5,612)	$3,207

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. common stockholders	$(1,029)	$2,195

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.06)	$0.13

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.06)	$0.12

Weighted average shares outstanding, basic	17,463	17,267

Weighted average shares outstanding, diluted	17,463	17,993

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(942)	$2,308
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	8,096	6,797
Stock-based compensation	949	1,148
Amortization of deferred financing costs	44	52
Deferred taxes	246	207
Gain on sales of property, plant and equipment, net of retirements	(12)	(73)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	4,635	858
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,162)	(448)
Prepaid expenses and other assets	(1,188)	5,264
Accounts payable	(5,932)	(850)
Accrued expenses	(2,597)	2,370
Deferred revenue	584	(2,978)
Other liabilities	3,101	398

Net cash provided by operating activities	5,822	15,053

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(23,260)
Capital expenditures	(8,236)	(9,382)
Proceeds from sales of property, plant and equipment	76	715
Decrease (increase) in restricted cash	104	(18)

Net cash used in investing activities	(8,056)	(31,945)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	821
Subsidiary distributions to non-controlling interest	(168)	(149)
Proceeds from borrowings	—	25,000
Repayments of long-term debt	(2,163)	(2,163)
Excess tax benefits from stock-based compensation	118	152

Net cash provided by (used in) financing activities	(2,213)	23,661

Net increase (decrease) in cash and cash equivalents	(4,447)	6,769

Cash and cash equivalents:
Balance, January 1,	66,576	59,822
Changes in foreign currency translation	(1,340)	156

Balance, March 31,	$60,789	$66,747

Supplemental disclosures:
Income taxes paid	$1,628	$2,664
Interest paid	$471	$429
Non-cash investing - capital expenditures accrued	$2,234	$270
Liabilities assumed - Inmarsat’s Enterprise Energy business unit acquisition	$—	$11,652

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2014	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options	77	—	821	—	—	821	—	821
Issuance of restricted common stock, net of share cancellations	48	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,148	—	—	1,148	—	1,148
Excess tax benefits from stock-based compensation	—	—	152	—	—	152	—	152
Foreign currency translation	—	—	—	—	1,012	1,012	—	1,012
Non-controlling owner distributions	—	—	—	—	—	—	(149)	(149)
Net income	—	—	—	2,195	—	2,195	113	2,308

Balance, March 31, 2014	17,362	$17	$131,053	$(2,509)	$1,447	$130,008	$72	$130,080

Balance, January 1, 2015	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091
Issuance of restricted common stock, net of share cancellations	43	—	—	—	—	—	—	—
Stock-based compensation	—	—	949	—	—	949	—	949
Excess tax benefits from stock-based compensation	—	—	118	—	—	118	—	118
Foreign currency translation	—	—	—	—	(4,583)	(4,583)	—	(4,583)
Non-controlling owner distributions	—	—	—	—	—	—	(168)	(168)
Net income (loss)	—	—	—	(1,029)	—	(1,029)	87	(942)

Balance, March 31, 2015	17,673	$18	$138,729	$9,902	$(11,265)	$137,384	$81	$137,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2014 for information regarding the Company’s accounting policies.

Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update defines the criteria as to when an unrecognized tax benefit should be presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company adopted ASU 2013-11 as of January 1, 2014. The adoption of ASU 2013-11 did not have any impact on the Company’s condensed consolidated financial statements.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. The Company will adopt ASU 2015-03 as of January 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a significant impact to the Company’s condensed consolidated financial statements

Note 2 – Business Combinations

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

RigNet financed the transaction with the credit facility announced on October 3, 2013 (see Note 6—Long-Term Debt) and existing cash on hand.

For the three months ended March 31, 2014, RigNet spent $2.3 million on acquisition-related costs, which are reported as general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the period ended March 31, 2014 (in thousands):

Three Months Ended March 31, 2014
Revenue	$13,718
Net Income	$221

For the three months ended March 31, 2014, RigNet’s supplemental pro forma revenue was $80.8 million, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the three months ended March 31, 2014 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head, to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intentions of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2015 or 2014. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco Group Holdings Ltd. (Nessco) as the consideration paid for these businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent annual test being performed as of July 31, 2014. The July 2014 annual test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. Additionally, the Company performs additional impairment testing upon the occurrence of certain triggering events that may indicate a potential impairment. During December 2014, the Company identified a triggering event associated with the significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. Specifically the TSI segment was impacted by declining contracted backlog, which reduced the estimated fair value of the TSI reporting unit below its carrying value. In December 2014, the Company recognized a $2.7 million impairment of goodwill within the TSI reporting unit as a result of such test. As of March 31, 2015 and December 31, 2014, goodwill was $29.1 million and $30.1 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), as well as trade name (acquired as part of the Nessco acquisition), backlog (acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), licenses (acquired primarily as part of the Inmarsat’s Enterprise Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of March 31, 2015. As of March 31, 2015 and December 31, 2014, intangibles were $21.2 million and $21.1 million, respectively. During the three months ended March 31, 2015 and 2014, the Company recognized amortization expense of $1.3 million and $1.3 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2015 and the following years (in thousands):

2015	3,981
2016	4,783
2017	4,708
2018	4,004
2019	2,912
Thereafter	846

$21,234

Note 5 – Restricted Cash

As of March 31, 2015, the Company had restricted cash of $1.1 million and $0.1 million, in current and long-term assets, respectively. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of March 31, 2015 and December 31, 2014, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2015	2014
	(in thousands)
Term loan, net of unamortized deferred financing costs	$48,992	$51,111
Revolving loan	35,000	35,000
Equipment notes	—	—

	83,992	86,111
Less: Current maturities of long-term debt	(8,409)	(8,405)

	$75,583	$77,706

Term Loan

The Company has a term loan (Term Loan) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2015 and 2014 were 2.0% and 1.9%, respectively, with an interest rate of 1.9% at March 31, 2015.

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2015, the Term Loan had an outstanding principal balance of $49.3 million.

Revolving Loans

Under the amended and restated credit agreement with four participating financial institutions dated October 3, 2013, the Company also secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of March 31, 2015, $35.0 million in draws have been made on the facility and remain outstanding.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended March 31, 2015 was 1.9% and 1.8%, respectively, with an interest rate of 1.9% at March 31, 2015.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.9 million. This facility has a maturity date of June 30, 2017. As of March 31, 2015, the amount available under this facility was £1.8 million or $2.7 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of March 31, 2015, the Company had restricted cash of $1.1 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2015 and December 31, 2014, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2015 and the following years (in thousands):

2015	$6,305
2016	8,573
2017	8,437
2018	60,677
2019	—

Total debt, including current maturities	$83,992

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 8 – Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2015 is not meaningful due to the $6.2 million of restructuring charges recorded primarily in domestic operations which significantly decreased the Company’s consolidated pre-tax book income and thus increased the valuation allowance recognized in the period ending March 31, 2015. The Company’s effective income tax rate was 58.2% for the three months ended March 31, 2014. The Company’s effective tax rate is affected by factors including changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2015, the Company granted 56,455 shares of restricted stock to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares issued to officers and employees, totaling 56,455 shares, vest over a four year period of continued employment, with 25% of the restricted shares vesting on each of the first four anniversaries of the grant date.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the three months ended March 31, 2015, the Company also granted 174,137 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $33.20, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,
	2015	2014
Expected volatility	44%	43%
Expected term (in years)	7	7
Risk-free interest rate	1.9%	2.2%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2015 and 2014 was $12.99 and $25.74 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2015 and 2014 was $0.9 million and $1.1 million, respectively. As of March 31, 2015, there was $6.9 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.6 years.

Note 10 – Related Party Transactions

One of the Company’s former directors, who served on the board until May 2014, is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized from that corporation for the three months ended March 31, 2015 and 2014 was $0.3 million and $0.3 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

One of the Company’s consulting vendors is wholly owned by one of RigNet’s significant stockholders. Expense associated with this vendor for the three months ended March 31, 2015 was $0.1 million. All expenses were incurred by RigNet in the ordinary course of business.

Note 11 – Income per Share

Basic earnings per share (EPS) are computed by dividing net income (loss) attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options, vesting of restricted stock or exercise of warrants. Diluted EPS is computed by dividing net income (loss) attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three months ended March 31, 2014, 726,449 shares of unexercised or unvested securities were included in the diluted earnings per share computation due to the dilutive effect.

For the three months ended March 31, 2015, there were approximately 566,281 potentially issuable shares excluded from the Company’s calculation of diluted EPS. Of these, 183,462 shares were excluded due to the antidilutive position of the security. The remaining 382,819 shares were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced. There were no antidilutive shares as of March 31, 2014.

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

The Company incurred legal expenses of $0.1 million and zero in connection with the investigation for the three months ended March 31, 2015 and 2014, respectively, relating to this investigation. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended March 31, 2015 and 2014, the Company recognized expense under operating leases of $0.7 million and $0.6 million, respectively.

As of March 31, 2015, future minimum lease obligations for the remainder of 2015 and future years were as follows (in thousands):

2015	$2,502
2016	2,849
2017	2,275
2018	1,305
2019	458
Thereafter	271

$9,660

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2015, the Company had the following commercial commitments related to satellite and network services for the remainder of 2015 and future years (in thousands):

2015	$26,753
2016	28,974
2017	25,097
2018	16,086
2019	18,000

$114,910

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

Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

The Company’s business segment information as of and for the three months ended March 31, 2015 and 2014, is presented below.

	Three Months Ended March 31, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$38,971	$28,128	$10,551	$—	$77,650
Cost of revenue (excluding depreciation and amortization)	17,900	13,954	8,073	4,006	43,933
Depreciation and amortization	3,972	3,016	764	344	8,096
Selling, general and administrative	3,528	4,554	1,080	14,007	23,169

Operating income (loss)	$13,571	$6,604	$634	$(18,357)	$2,452

Total assets	150,074	133,008	45,704	(41,328)	287,458
Capital expenditures	4,021	2,124	—	1,928	8,073

	Three Months Ended March 31, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$38,022	$21,408	$15,613	$—	$75,043
Cost of revenue (excluding depreciation and amortization)	18,693	12,672	12,942	2,214	46,521
Depreciation and amortization	2,723	2,763	1,055	256	6,797
Selling, general and administrative	2,984	2,289	653	10,446	16,372

Operating income (loss)	$13,622	$3,684	$963	$(12,916)	$5,353

Total assets	130,646	123,819	65,497	(36,118)	283,844
Capital expenditures	5,172	3,749	4	727	9,652

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2015 and 2014. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Domestic	$22,706	$13,748
International	54,944	61,295

Total	$77,650	$75,043

The following table presents long-lived assets for the Company’s domestic and international operations as of March 31, 2015 and December 31, 2014.

	March 31,	December 31,
	2015	2014
	(in thousands)
Domestic	$51,438	$48,115
International	73,123	79,259

Total	$124,561	$127,374

Note 14 – Restructuring Costs – Cost Reduction Plan

In the first quarter of 2015, the Company instituted a resource reallocation plan (the plan) to vacate and eliminate redundant facilities and eliminate certain excess positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of rigs and the declining Baker Hughes U.S. land rig count. The plan primarily consists of a corporate initiative to reallocate resources from the corporate function and the North America Land reporting unit within the Western Hemisphere segment to growth areas of the Company. The Company is undertaking the plan to reduce costs and improve the Company’s competitive position.

In the first quarter of 2015, the Company incurred pre-tax expense of approximately $6.2 million in the corporate segment related to the plan. The restructuring costs include $2.4 million associated with the lay-off of 59 employees, of which $1.9 million and $0.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). The restructuring costs also include $3.8 million associated with ceasing the use of and vacating 6 Company facilities, of which $2.3 million and $1.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the level of activity for oil and natural gas exploration, development and production;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs;

•	our strategy;

•	our resource reallocation activities and related expense;

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage; and

•	the costs associated with being a public company.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our future results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Developments

Restructuring Costs – Cost Reduction Plan

On February 19, 2015, we announced a resource reallocation plan (the plan) to vacate and eliminate redundant facilities and eliminate certain excess positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of rigs and the declining Baker Hughes U.S. land rig count. The plan primarily consists of a corporate initiative to reallocate resources from our corporate function and our North America Land reporting unit within our Western Hemisphere segment to growth areas of the Company. We are undertaking the plan to reduce costs and improve the Company’s competitive position.

In the first quarter of 2015, we incurred pre-tax expense of approximately $6.2 million in the corporate segment related to the plan. The restructuring costs include $2.4 million associated with the lay-off of 59 employees, of which $1.9 million and $0.5 million are reported as general and administrative expense and cost of revenue, respectively, in our Condensed Consolidated Statements of Comprehensive Income (Loss). The restructuring costs also include $3.8 million associated with ceasing the use of and vacating 6 Company facilities, of which $2.3 million and $1.5 million are reported as general and administrative expense and cost of revenue, respectively, in our Condensed Consolidated Statements of Comprehensive Income (Loss).

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated over the past year. Oil prices have declined significantly from 2014 mid-year levels due to lower-than-expected global oil demand growth and increased supply from U.S. unconventional sources and increased production from several other international countries. Generally, a prolonged lower oil price environment restrains increases in exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have recently announced plans that they will reduce their 2015 capital budgets compared to 2014 as a result of lower oil prices.

The global oil and gas industry that we serve is increasingly demanding newer, higher specification drilling rigs to perform contract drilling services either as a response to increased technical challenges or for the safety, reliability and efficiency typical of the newer, more capable rigs. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. As the offshore drilling sector continues to construct and deliver a larger number of newer, higher specification drilling units, we expect lower specification drilling units to experience reduced overall utilization and day rates leading to a significant number of rigs being either warm or cold-stacked or scrapped. Although management has observed the pace of cold stacking and scrapping of offshore lower specification drilling rigs recently increasing, management plans to aggressively pursue opportunities to provide our services on the higher specification new build offshore rigs.

As of March 31, 2015, we were serving 281 jack up, semi-submersible and drillship rigs which we approximate to be a 32.9% market share of such rigs based on an IHS-Petrodata RigBase Current Activity report as of March 31, 2015. As of March 31, 2015, we were serving 526 strategic initiative sites, which include production facilities, energy support vessels and international onshore rigs. As of March 31, 2015, we were also serving 493 other sites, which includes U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases.

Several drilling rig owners have recently announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the potential overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs are delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 29 offshore drilling rigs we serve will be cold-stacked or scrapped. Revenue earned in 2014 from these 29 offshore drilling rigs was $7.0 million. As of March 31, 2015, we have terminated providing communication services on 14 of the 29 offshore drilling rigs as a result of being cold-stacked or scrapped. Additionally, since December 31, 2014, our strategic initiatives and other sites, which includes U.S. land, have declined by 51 and 183 sites, respectively, as a result of declining market conditions. The Baker Hughes U.S. land rig count has declined approximately 53.7% to 894 units in early May 2015 since its recent peak of 1,931 in late November 2014.

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

Potential Future Goodwill Impairment

During our December 31, 2014 interim impairment test, the fair value of our North America Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by approximately 5.1%. As of March 31, 2015, the goodwill balance held by our North America Land reporting unit was $10.9 million. Any further downturn in our North America Land business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenue	$77,650	$75,043

Expenses:
Cost of revenue (excluding depreciation and amortization)	43,933	46,521
Depreciation and amortization	8,096	6,797
Selling and marketing	1,823	1,529
General and administrative	21,346	14,843

Total expenses	75,198	69,690

Operating income	2,452	5,353
Other income (expense), net	(1,080)	170

Income before income taxes	1,372	5,523
Income tax expense	(2,314)	(3,215)

Net income (loss)	(942)	2,308
Less: Net income attributable to non-controlling interests	87	113

Net income (loss) attributable to RigNet, Inc. stockholders	$(1,029)	$2,195

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$33,717	$28,522
Unlevered Free Cash Flow	$9,041	$6,556
Adjusted EBITDA	$17,114	$16,208
Cash Earnings	$14,289	$12,512
Cash EPS	$0.82	$0.70

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Eastern Hemisphere:
Revenue	$38,971	$38,022
Cost of revenue (excluding depreciation and amortization)	17,900	18,693

Gross Profit (non-GAAP measure)	21,071	19,329
Depreciation and amortization	3,972	2,723
Selling, general and administrative	3,528	2,984

Eastern Hemisphere operating income	$13,571	$13,622

Western Hemisphere:
Revenue	$28,128	$21,408
Cost of revenue (excluding depreciation and amortization)	13,954	12,672

Gross Profit (non-GAAP measure)	14,174	8,736
Depreciation and amortization	3,016	2,763
Selling, general and administrative	4,554	2,289

Western Hemisphere operating income	$6,604	$3,684

Telecoms Systems Integration:
Revenue	$10,551	$15,613
Cost of revenue (excluding depreciation and amortization)	8,073	12,942

Gross Profit (non-GAAP measure)	2,478	2,671
Depreciation and amortization	764	1,055
Selling, general and administrative	1,080	653

Telecom Systems Integration operating income	$634	$963

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2015 and 2014

Revenue. Revenue increased by $2.6 million, or 3.5%, to $77.7 million for the three months ended March 31, 2015 from $75.0 million for the three months ended March 31, 2014. This increase was driven by the Western Hemisphere segments which increased $6.7 million, or 31.4%, and the Eastern Hemisphere segment which increased $0.9 million, or 2.5%. These increases are primarily due to increased revenue-per-site, increased offshore drilling sites served across the Eastern and Western Hemisphere segments, and an additional month of revenue from the Inmarsat Enterprise Energy business unit acquisition. The increase in revenue was offset by decreased Telecoms Systems Integration (TSI) segment revenue of $5.1 million, or 32.4%, due to decreased demand for our TSI service in an environment of lower oil and gas prices and decreased global oil and gas drilling activity.

Cost of Revenue. Costs decreased by $2.6 million, or 5.6%, to $43.9 million for the three months ended March 31, 2015 from $46.5 million for the three months ended March 31, 2014. Excluding $2.0 million of restructuring charges related to a resource reallocation plan announced on February 19, 2015, cost of revenue would have been $41.9 million for the three months ended March 31, 2015. Excluding the restructuring charges, cost of revenue decreased primarily due to declining TSI segment costs associated with decreased demand for TSI services.

Gross Profit (excluding depreciation and amortization) increased by $5.2 million, or 18.2%, to $33.7 million for the three months ended March 31, 2015 from $28.5 million for the three months ended March 31, 2014. Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 43.4% for the three months ended March 31, 2015 compared to 38.0% for the three months ended March 31, 2014. Excluding $2.0 million of restructuring charges related to a resource reallocation plan announced on February 19, 2015, Gross Profit and Gross Profit as a percentage of revenue for the three months ended March 31, 2015 would have been $35.7 million and 46.0%, respectively. The increased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin percentage is primarily attributable to growing bandwidth needs of our customers and offshore drilling sites served across the Eastern and Western Hemisphere segments which we served at a higher margin percentage due to a cost savings initiative. Also contributing to increased Gross Profit (excluding depreciation and amortization) was lower TSI segment costs.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.3 million to $8.1 million for the three months ended March 31, 2015 from $6.8 million for the three months ended March 31, 2014. This increase is primarily attributable to additions to property, plant and equipment from capital expenditures.

Selling and Marketing. Selling and marketing expense increased by $0.3 million to $1.8 million for the three months ended March 31, 2015 from $1.5 million for the three months ended March 31, 2014. This increase is primarily attributable to our marketing and sales force generating increased sales.

General and Administrative. General and administrative expenses increased by $6.5 million to $21.3 million for the three months ended March 31, 2015 from $14.8 million for the three months ended March 31, 2014. Excluding $4.2 million of restructuring charges related to a resource reallocation plan announced on February 19, 2015, general and administrative expenses would have been $17.1 million for the three months ended March 31, 2015. Excluding the restructuring charges, general and administrative costs increased primarily due to the acquisition of Inmarsat’s Enterprise Energy business unit business on January 31, 2014.

Income Tax Expense. Our effective tax rate for the three months ended March 31, 2015 is not meaningful due to the $6.2 million of restructuring charges recorded primarily in our domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized in the period ending March 31, 2015. Our effective income tax rate was 58.2% for the three months ended March 31, 2014. Our effective tax rate is affected by factors including changes in valuation allowances related to operating in a loss jurisdiction for which a benefit cannot be claimed, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At March 31, 2015, we had working capital of $107.7 million, including cash and cash equivalents of $60.8 million, current restricted cash of $1.1 million, accounts receivable of $69.1 million, costs in excess of billings of $15.0 million and other current assets of $8.0 million, offset by $7.3 million in accounts payable, $20.2 million in accrued expenses, $8.4 million in current maturities of long-term debt, $5.0 million in tax related liabilities and $5.4 million in deferred revenue.

Over the past three years, annual capital expenditures have grown from $21.9 million to $40.2 million due to continued increase of offshore drilling sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment in, businesses, products, services or technologies complementary to our current business.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents and availability under our credit facility. In forecasting our cash flows we have considered factors including contracted services related to long-term deepwater drilling programs, U.S. land rig count trends, projected oil and natural gas prices, and contracted and available satellite bandwidth.

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

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$66,576	$59,822
Net cash provided by operating activities	5,822	15,053
Net cash used in investing activities	(8,056)	(31,945)
Net cash provided by (used in) financing activities	(2,213)	23,661
Changes in foreign currency translation	(1,340)	156

Cash and cash equivalents, March 31,	$60,789	$66,747

Currently, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2015 and 2014, 85.4% and 71.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $5.8 million for the three months ended March 31, 2015 compared to $15.1 million for the three months ended March 31, 2014. The decrease in cash provided by operating activities during 2015 of $9.2 million was primarily due to decreased net income (loss) coupled with decreased accrued expenses and the timing of paying our accounts payable partially offset by the timing of collection of our accounts receivable.

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

Investing Activities

Net cash used in investing activities was $8.1 million and $31.9 million for the three months ended March 31, 2015 and 2014, respectively.

Net cash used in investing activities during the three months ended March 31, 2015 and 2014 includes capital expenditures of $8.2 million and $9.4 million, respectively. We expect capital expenditures to be slightly lower than the previous year due to declining global oil and gas drilling activity. We believe our 2015 capital expenditures will primarily be focused on growth opportunities arising from new build high specification deepwater drilling rigs and, to a lesser extent, our Enterprise Resource Planning (ERP) system.

Net cash used during the three months ended March 31, 2014 includes cash paid for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $23.3 million.

Financing Activities

Net cash used in financing activities was $2.2 million compared to cash provided by financing activities of $23.7 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in financing activities for the three months ended March 31, 2015 and 2014 include $2.2 million and $2.2 million in principal payments on our long-term debt, respectively.

Cash provided by financing activities for the three months ended March 31, 2014 consisted primarily of $25.0 million in draws on our credit facility, which was used, along with cash on hand, to finance our acquisition of Inmarsat’s Enterprise Energy business unit.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2015 and 2014 was 2.0% and 1.9%, respectively, with an interest rate of 1.9% at March 31, 2015. The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2015, the outstanding principal balance of the Term Loan was $49.3 million.

Our credit agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At March 31, 2015, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carries an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of March 31, 2015, $35.0 million in draws have been made on the facility and remain outstanding. The weighted average interest rate for the three months ended March 31, 2015 and 2014 was 1.9% and 1.8%, respectively, with an interest rate of 1.9% at March 31, 2015.

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

We incurred legal expenses of $0.1 million and zero for the three months ended March 31, 2015 and 2014, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Cash Earnings and Cash EPS may not be comparable to similarly titled measures used by other companies. Therefore, these non-GAAP measures should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as gross profit, operating income or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Cash Earnings and Cash EPS should not be considered in isolation or as a substitute for GAAP measures such as net income (loss), gross profit, operating income or any other GAAP measure of liquidity or financial performance. Our Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Cash Earnings and Cash EPS may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Cash Earnings, Cash EPS or similarly titled measures in the same manner as we do. We prepare Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Cash Earnings and Cash EPS to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Gross profit	$25,978	$22,054
Depreciation and amortization related to cost of revenue	7,739	6,468

Gross Profit (excluding depreciation and amortization)	$33,717	$28,522

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

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of the financial ratio covenants of our credit agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We believe Unlevered Free Cash Flow is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Unlevered Free Cash Flow as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Unlevered Free Cash Flow;

•	By comparing our Unlevered Free Cash Flow in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We believe Cash Earnings and Cash EPS is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Cash Earnings and Cash EPS as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Cash Earnings and Cash EPS;

•	By comparing our Cash Earnings and Cash EPS in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

Although Cash Earnings and Cash EPS is frequently used by investors and securities analysts in their evaluations of companies, Cash Earnings and Cash EPS has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Cash Earnings and Cash EPS does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Cash Earnings and Cash EPS does not reflect changes in, or cash requirements for, our working capital needs;

•	Cash Earnings and Cash EPS does not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Cash Earnings and Cash EPS does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Cash Earnings and Cash EPS or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income (loss)	$(942)	$2,308
Interest expense	511	481
Depreciation and amortization	8,096	6,797
Gain on sales of property, plant and equipment, net of retirements	(12)	(73)
Stock-based compensation	949	1,148
Restructuring costs	6,198	—
Acquisition costs	—	2,332
Income tax expense	2,314	3,215

Adjusted EBITDA (non-GAAP measure)	$17,114	$16,208

Interest expense	(511)	(481)
Income tax expense	(2,314)	(3,215)

Cash Earnings (non-GAAP measure)	$14,289	$12,512

Diluted Shares	17,463	17,993

Cash EPS (non-GAAP measure)	$0.82	$0.70

Adjusted EBITDA (non-GAAP measure)	$17,114	$16,208
Capital expenditures	8,073	9,652

Unlevered Free Cash Flow (non-GAAP measure)	$9,041	$6,556

We evaluate Adjusted EBITDA, Cash Earnings, Cash EPS and Unlevered Free Cash Flow generated from our operations and operating segments to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost to expand our offshore production platform and vessel market share, invest in new products and services, expand or open new offices, service centers and SOIL nodes, and assist purchasing synergies.

Adjusted EBITDA increased by $0.9 million to $17.1 million for the three months ended March 31, 2015, from $16.2 million for the three months ended March 31, 2014. The increase resulted from increased revenue from our core offshore operations coupled with the resource reallocation plan and a separate cost savings initiative.

Unlevered free cash flow was $9.0 million in the quarter, an increase of $2.5 million, or 37.9%, over the prior year quarter.

Cash Earnings increased by $1.8 million, or $0.12 per diluted share, to $14.3 million, or $0.82 per diluted share, for the three months ended March 31, 2015, from $12.5 million, or $0.70 per diluted share, for the three months ended March 31, 2014. The increase resulted from increased revenue from our core offshore operations coupled with the resource reallocation plan and a separate cost savings initiative.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2015 and 2014, 14.6% and 28.6%, respectively of our revenues were earned in non-U.S. currencies. At March 31, 2015 and 2014, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2015 and December 31, 2014, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2015	2014
	(in thousands)
Effect on Net Income and Equity - Increase/Decrease:
1% Decrease/increase in rate	$840	$511
2% Decrease/increase in rate	$1,680	$1,022
3% Decrease/increase in rate	$2,520	$1,533

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

RIGNET, INC.

Date: May 11, 2015	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)