Form 10-Q
period 2015-06-30
RigNet, Inc.
filed 2015-08-04
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

At July 31, 2015, there were outstanding 17,692,909 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$61,524	$66,576
Restricted cash	781	1,200
Accounts receivable, net	71,130	74,625
Costs and estimated earnings in excess of billings on uncompleted contracts	18,392	13,831
Prepaid expenses and other current assets	7,298	7,422

Total current assets	159,125	163,654
Property, plant and equipment, net	74,862	76,195
Goodwill	30,171	30,128
Intangibles, net	21,624	21,051
Deferred tax and other assets	8,720	8,809

TOTAL ASSETS	$294,502	$299,837

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,779	$13,560
Accrued expenses	14,431	23,230
Current maturities of long-term debt	8,413	8,405
Income taxes payable	3,617	4,978
Deferred revenue	5,097	4,780

Total current liabilities	44,337	54,953
Long-term debt	73,461	77,706
Deferred revenue	458	516
Deferred tax liability	347	228
Other liabilities	27,947	24,343

Total liabilities	146,550	157,746

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2015 or December 31, 2014	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 17,692,909 and 17,629,830 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	18	18
Additional paid-in capital	139,841	137,662
Retained earnings	15,941	10,931
Accumulated other comprehensive (loss)	(8,010)	(6,682)

Total stockholders’ equity	147,790	141,929
Non-redeemable, non-controlling interest	162	162

Total equity	147,952	142,091

TOTAL LIABILITIES AND EQUITY	$294,502	$299,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)

Revenue	$75,106	$80,656	$152,756	$155,699

Expenses:
Cost of revenue (excluding depreciation and amortization)	39,736	45,656	83,669	92,177
Depreciation and amortization	8,211	7,280	16,307	14,077
Selling and marketing	1,668	1,764	3,491	3,293
General and administrative	16,388	16,154	37,734	30,997

Total expenses	66,003	70,854	141,201	140,544

Operating income	9,103	9,802	11,555	15,155
Other income (expense):
Interest expense	(508)	(565)	(1,019)	(1,046)
Other income (expense) net	160	(51)	(409)	600

Income before income taxes	8,755	9,186	10,127	14,709
Income tax expense	(2,635)	(3,438)	(4,949)	(6,653)

Net income	6,120	5,748	5,178	8,056
Less: Net income attributable to Non-redeemable, non-controlling interest	81	81	168	194

Net income attributable to RigNet, Inc. stockholders	$6,039	$5,667	$5,010	$7,862

COMPREHENSIVE INCOME
Net income	$6,120	$5,748	$5,178	$8,056
Foreign currency translation	3,255	841	(1,328)	1,853

Comprehensive income	9,375	6,589	3,850	9,909
Less: Comprehensive income attributable to non-controlling interest	81	81	168	194

Comprehensive income attributable to RigNet, Inc. stockholders	$9,294	$6,508	$3,682	$9,715

INCOME PER SHARE - BASIC AND DILUTED

Net income attributable to RigNet, Inc. common stockholders	$6,039	$5,667	$5,010	$7,862

Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.35	$0.32	$0.29	$0.45

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.34	$0.31	$0.28	$0.44

Weighted average shares outstanding, basic	17,499	17,490	17,482	17,379

Weighted average shares outstanding, diluted	17,893	18,108	17,857	18,029

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income	$5,178	$8,056
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	16,307	14,077
Stock-based compensation	1,982	2,343
Amortization of deferred financing costs	87	96
Deferred taxes	202	(380)
Gain on sales of property, plant and equipment, net of retirements	(13)	(83)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	2,954	(18,852)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,561)	(2,320)
Prepaid expenses and other assets	(161)	11,511
Accounts payable	(2,519)	(11,978)
Accrued expenses	(9,939)	5,970
Deferred revenue	314	188
Other liabilities	3,604	1,412

Net cash provided by operating activities	13,435	10,040

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(23,260)
Capital expenditures	(14,331)	(15,753)
Proceeds from sales of property, plant and equipment	21	733
Decrease in restricted cash	419	405

Net cash used in investing activities	(13,891)	(37,875)

Cash flows from financing activities:
Proceeds from issuance of common stock	105	1,409
Subsidiary distributions to non-controlling interest	(168)	(149)
Proceeds from borrowings	—	30,000
Repayments of long-term debt	(4,324)	(4,335)
Excess tax benefits from stock-based compensation	92	647

Net cash provided by (used in) financing activities	(4,295)	27,572

Net decrease in cash and cash equivalents	(4,751)	(263)

Cash and cash equivalents:
Balance, January 1,	66,576	59,822
Changes in foreign currency translation	(301)	1,448

Balance, June 30,	$61,524	$61,007

Supplemental disclosures:
Income taxes paid	$5,455	$7,207
Interest paid	$940	$950
Non-cash investing - capital expenditures accrued	$4,221	$5,471
Liabilities assumed - Inmarsat’s Enterprise Energy business unit acquisition	$—	$11,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Equity
	(in thousands)
Balance, January 1, 2014	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options and warrants	320	1	1,408	—	—	1,409	—	1,409
Issuance of restricted common stock, net of share cancellations	61	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,343	—	—	2,343	—	2,343
Excess tax benefits from stock-based compensation	—	—	647	—	—	647	—	647
Foreign currency translation	—	—	—	—	1,853	1,853	—	1,853
Non-controlling owner distributions	—	—	—	—	—	—	(149)	(149)
Net income	—	—	—	7,862	—	7,862	194	8,056

Balance, June 30, 2014	17,618	$18	$133,330	$3,158	$2,288	$138,794	$153	$138,947

Balance, January 1, 2015	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091
Issuance of common stock upon the exercise of stock options	5	—	105	—	—	105	—	105
Issuance of restricted common stock, net of share cancellations	58		—	—	—	—	—	—
Stock-based compensation	—	—	1,982	—	—	1,982	—	1,982
Excess tax benefits from stock-based compensation	—	—	92	—	—	92	—	92
Foreign currency translation	—	—	—	—	(1,328)	(1,328)	—	(1,328)
Non-controlling owner distributions	—	—	—	—	—	—	(168)	(168)
Net income (loss)	—	—	—	5,010	—	5,010	168	5,178

Balance, June 30, 2015	17,693	$18	$139,841	$15,941	$(8,010)	$147,790	$162	$147,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The pronouncement initially was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application initially not permitted. In July 2015, the FASB decided to defer for one year the effective date of the new revenue standard ASU 2014-09. The FASB also decided to permit entities to early adopt the standard. The Company does not expect the adoption of ASU 2014-09 to have a significant impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. The Company will adopt ASU 2015-03 as of January 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company’s condensed consolidated financial statements

Note 2 – Business Combinations

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

For the three and six months ended June 30, 2014, RigNet spent $0.6 million and $2.9 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in our Condensed Consolidated Statements of Comprehensive Income.

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the end of the periods indicated (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenue	$19,192	$32,910
Net Income	$926	$1,147

For the three and six months ended June 30, 2014, RigNet’s supplemental pro forma revenue were $80.7 million and $161.4 million, respectively, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the three and six months ended June 30, 2014 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head, to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intentions of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company does not currently use financial instruments to hedge these interest rate risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Australian dollar, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company’s historical experience with exchange rates for these currencies has been relatively stable, and, consequently, the Company typically does not use financial instruments to hedge this risk, but evaluates it on a continual basis and may put financial instruments in place in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income in the Company’s condensed consolidated financial statements.

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill relates to the acquisitions of LandTel Communications LLC (LandTel), OilCamp AS (OilCamp), and Nessco Group Holdings Ltd. (Nessco) as the consideration paid for these businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. The Company performs its annual impairment test on July 31st, with the most recent annual test being performed as of July 31, 2014. The July 2014 annual test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. Additionally, the Company performs additional impairment testing upon the occurrence of certain triggering events that may indicate a potential impairment. During December 2014, the Company identified a triggering event associated with the significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. Specifically the TSI segment was impacted by declining contracted backlog, which reduced the estimated fair value of the TSI reporting unit below its carrying value. In December 2014, the Company recognized a $2.7 million impairment of goodwill within the TSI reporting unit as a result of such test. As of June 30, 2015 and December 31, 2014, goodwill was $30.2 million and $30.1 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation.

Intangibles

Intangibles consist of customer relationships (acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), as well as trade name (acquired as part of the Nessco acquisition), backlog (acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions), licenses (acquired primarily as part of the Inmarsat’s Enterprise

Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable. No impairment indicators have been identified as of June 30, 2015. As of June 30, 2015 and December 31, 2014, intangibles were $21.6 million and $21.1 million, respectively. During the three months ended June 30, 2015 and 2014, the Company recognized amortization expense of $1.5 million and $1.2 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recognized amortization expense of $2.8 million and $2.5 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2015 and the following years (in thousands):

2015	2,735
2016	5,097
2017	5,022
2018	4,318
2019	3,158
Thereafter	1,294

$21,624

Note 5 – Restricted Cash

As of June 30, 2015, the Company had restricted cash of $0.8 million and $0.1 million, in current and long-term assets, respectively. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of June 30, 2015 and December 31, 2014, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2015	2014
	(in thousands)
Term loan, net of unamortized deferred financing costs	$46,874	$51,111
Revolving loan	35,000	35,000

	81,874	86,111
Less: Current maturities of long-term debt	(8,413)	(8,405)

	$73,461	$77,706

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2015 and 2014 were 2.0% and 2.1%, respectively. The weighted average interest rate for the six months ended June 30, 2015 and 2014 were 2.0% and 2.0%, respectively, with an interest rate of 1.9% at June 30, 2015.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2015, the Term Loan had an outstanding principal balance of $47.2 million.

Revolving Loans

Under the amended and restated credit agreement with four participating financial institutions dated October 3, 2013, the Company also secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of June 30, 2015, $35.0 million in draws have been made on the facility and remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended June 30, 2015 and 2014 was 2.0% and 2.1%, respectively. The weighted average interest rate for the six months ended June 30, 2015 and 2014 was 1.9% and 2.0%, respectively, with an interest rate of 1.9% at June 30, 2015.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $6.3 million. This facility has a maturity date of June 30, 2017. As of June 30, 2015, the amount available under this facility was £1.5 million or $2.4 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of June 30, 2015, the Company had restricted cash of $0.8 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends upon a default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2015 and December 31, 2014, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2015 and the following years (in thousands):

2015	$4,204
2016	8,556
2017	8,437
2018	60,677
2019	—

Total debt, including current maturities	$81,874

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

Note 8 – Income Taxes

The Company’s effective income tax rate was 30.1% and 37.4% for the three months ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rate was 48.9% and 45.2% for the six months ended June 30, 2015 and 2014, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2015, the Company granted 77,489 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares issued to officers and employees, totaling 58,890 shares, vest over a four year period of continued employment, with 25% of the restricted shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 18,599 shares, vest in May 2016.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the six months ended June 30, 2015, the Company also granted 178,639 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have exercise prices of $33.20 to $37.64, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the six months ended June 30, 2015 and 2014, were as follows:

	Six Months Ended June 30,
	2015	2014
Expected volatility	44%	43%
Expected term (in years)	7	7
Risk-free interest rate	1.9%	2.2%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2015 and 2014 was $13.09 and $25.72 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2015 and 2014 was $2.0 million and $2.3 million, respectively. As of June 30, 2015, there was $8.5 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.5 years.

Note 10 – Related Party Transactions

One of the Company’s former directors, who served on the board until May 2014, is the president and chief executive officer of a drilling corporation which is also a customer of the Company. Revenue recognized from that corporation for the three months ended June 30, 2015 and 2014 was $0.3 million and $0.3 million, respectively. Revenue recognized from that corporation for the six months ended June 30, 2015 and 2014 was $0.6 million and $0.7 million, respectively. All revenue relates to services performed by the Company in the ordinary course of business.

One of the Company’s consulting vendors is wholly owned by one of RigNet’s significant stockholders. Expense associated with this vendor for the three months ended June 30, 2015 and 2014 was $0.2 million and $0.5 million, respectively. Expense associated with this vendor for the six months ended June 30, 2015 and 2014 was $0.3 million and $0.5 million, respectively. All expenses were incurred by RigNet in the ordinary course of business.

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

For the three months ended June 30, 2015 and 2014, 393,878 and 618,341 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. For the six months ended June 30, 2015 and 2014, 374,338 and 650,460 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

For the three and six months ended June 30, 2015, there were approximately 162,755 and 163,174, respectively, potentially issuable shares excluded from the Company’s calculation of diluted EPS due to the antidilutive position of the security. There were no antidilutive shares for the three and six months ended June 30, 2014.

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

The Company incurred legal expenses of $0.1 million and zero in connection with the investigation for the six months ended June 30, 2015 and 2014, respectively, relating to this investigation. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The

Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended June 30, 2015 and 2014, the Company recognized expense under operating leases of $0.9 million and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized expense under operating leases of $1.6 million and $1.3 million, respectively.

As of June 30, 2015, future minimum lease obligations for the remainder of 2015 and future years were as follows (in thousands):

2015	$1,956
2016	3,090
2017	2,367
2018	1,308
2019	458
Thereafter	271

$9,450

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2015, the Company had the following commercial commitments related to satellite and network services for the remainder of 2015 and the four years thereafter (in thousands):

2015	$18,065
2016	33,146
2017	22,251
2018	15,217
2019	16,000

$104,679

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

Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, energy support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

The Company’s business segment information as of and for the three and six months ended June 30, 2015 and 2014, is presented below.

	Three Months Ended June 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$38,085	$26,654	$10,367	$—	$75,106
Cost of revenue (excluding depreciation and amortization)	18,734	11,714	7,715	1,573	39,736
Depreciation and amortization	3,988	2,964	774	485	8,211
Selling, general and administrative	3,664	4,326	1,356	8,710	18,056

Operating income (loss)	$11,699	$7,650	$522	$(10,768)	$9,103

Capital expenditures	3,681	2,915	166	1,321	8,083

	Three Months Ended June 30, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$39,842	$30,053	$10,761	$—	$80,656
Cost of revenue (excluding depreciation and amortization)	19,204	16,572	7,466	2,414	45,656
Depreciation and amortization	3,353	2,682	954	291	7,280
Selling, general and administrative	3,783	4,039	843	9,253	17,918

Operating income (loss)	$13,502	$6,760	$1,498	$(11,958)	$9,802

Capital expenditures	5,668	5,062	367	475	11,572

	Six Months Ended June 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$77,056	$54,782	$20,918	$—	$152,756
Cost of revenue (excluding depreciation and amortization)	36,634	25,668	15,788	5,579	83,669
Depreciation and amortization	7,960	5,980	1,538	829	16,307
Selling, general and administrative	7,192	8,880	2,436	22,717	41,225

Operating income (loss)	$25,270	$14,254	$1,156	$(29,125)	$11,555

Total assets	153,033	138,833	45,434	(42,798)	294,502
Capital expenditures	7,702	5,039	166	3,249	16,156

	Six Months Ended June 30, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$77,864	$51,461	$26,374	$—	$155,699
Cost of revenue (excluding depreciation and amortization)	37,897	29,244	20,408	4,628	92,177
Depreciation and amortization	6,076	5,445	2,009	547	14,077
Selling, general and administrative	6,767	6,328	1,496	19,699	34,290

Operating income (loss)	$27,124	$10,444	$2,461	$(24,874)	$15,155

Total assets	141,963	135,259	61,643	(40,716)	298,149
Capital expenditures	10,840	8,811	371	1,202	21,224

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2015 and 2014. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Domestic	$20,810	$26,740	$43,516	$40,488
International	54,296	53,916	109,240	115,211

Total	$75,106	$80,656	$152,756	$155,699

The following table presents long-lived assets for the Company’s domestic and international operations as of June 30, 2015 and December 31, 2014.

	June 30,	December 31,
	2015	2014
	(in thousands)
Domestic	$52,293	$48,115
International	74,364	79,259

Total	$126,657	$127,374

Note 14 – Restructuring Costs – Cost Reduction Plan

In the first quarter of 2015, the Company instituted a resource reallocation plan to vacate and eliminate redundant facilities and eliminate certain excess positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and the declining Baker Hughes U.S. land rig count. The plan primarily consisted of a corporate initiative to reallocate resources from the corporate function and the North America Land reporting unit within the Western Hemisphere segment to other growth areas of the Company. The Company undertook this plan to reduce costs and improve the Company’s competitive position.

In connection with this plan, in the first quarter of 2015, the Company incurred pre-tax expense of approximately $6.2 million in the corporate segment related to the plan. The restructuring costs included $2.4 million associated with the lay-off of 59 employees, of which $1.9 million and $0.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income. The restructuring costs also included $3.8 million associated with ceasing the use of and vacating six Company facilities, of which $2.3 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income.

Note 15 – Subsequent Events – Additional Cost Reduction Plans

On July 13, 2015, the Company announced additional cost reduction plans to eliminate certain positions in response to continued deteriorating oil and gas industry market conditions including continued increases in the stacking and scrapping of offshore drilling rigs and the continued decline in the Baker Hughes U.S. land rig count since the resource reallocation plan in the first quarter of 2015. The Company is undertaking the additional cost reduction plans to reduce costs and improve the Company’s competitive position. In the third quarter of 2015, the Company expects to incur pre-tax expense of approximately $1.0 million related to the additional cost reduction plans. These costs are related to the lay-off of an additional 47 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2014 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Developments

Restructuring Costs – Cost Reduction Plans

On February 19, 2015, we announced a resource reallocation plan to vacate and eliminate redundant facilities and eliminate certain excess positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and the declining Baker Hughes U.S. land rig count. The plan primarily consisted of a corporate initiative to reallocate resources from our corporate function and our North America Land reporting unit within our Western Hemisphere segment to other growth areas of the Company. We undertook the plan to reduce costs and improve the Company’s competitive position.

In connection with this plan, in the first quarter of 2015, we incurred pre-tax expense of approximately $6.2 million related to the plan. The restructuring costs included $2.4 million associated with the lay-off of 59 employees, of which $1.9 million and $0.5 million were reported as general and administrative expense and cost of revenue, respectively, in our Condensed Consolidated Statements of Comprehensive Income. The restructuring costs also included $3.8 million associated with ceasing the use of and vacating six Company facilities, of which $2.3 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in our Condensed Consolidated Statements of Comprehensive Income.

On July 13, 2015, we announced additional cost reduction plans to eliminate certain positions in response to continued deteriorating oil and gas industry market conditions including continued increases in the stacking and scrapping of offshore drilling rigs and the continued decline in the Baker Hughes U.S. land rig count since the resource reallocation plan in the first quarter of 2015. We are undertaking the additional cost reduction plans to reduce costs and improve our competitive position. In the third quarter of 2015, we expect to incur pre-tax expense of approximately $1.0 million related to the additional cost reduction plans. These costs are related to the lay-off of an additional 47 employees.

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

As of June 30, 2015, we were serving a total of 270 jack up, semi-submersible and drillship rigs. As a result of deteriorating market conditions, we recast how we calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of June 30, 2015 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as the marketplace does not consider these rigs to be addressable. Excluding a total of 15 and 7 rigs (all of which are either under construction or cold-stacked) as of March 31, 2015 and June 30, 2015, respectively, we approximate our addressable market share to be 35.4% as of June 30, 2015, which is comparable to last quarter’s market share of 35.4%. As of June 30, 2015, we were serving 515 strategic initiative sites, which include production facilities, energy support vessels and international onshore rigs. As of June 30, 2015, we were also serving 442 other sites, which include U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases.

Several drilling rig owners have recently announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the potential overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs are delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 47 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in 2014 from these 47 offshore drilling rigs was $9.8 million. As of June 30, 2015, we have terminated providing communication services on 23 of the 47 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2014 from these 23 offshore drilling rigs was $3.9 million. Additionally, since December 31, 2014, our strategic initiatives and other sites, which include U.S. land, have declined by 47 and 234 sites, respectively, as a result of declining market conditions. The Baker Hughes U.S. land rig count has declined approximately 55.6% to 857 units in late July 2015 since its recent peak of 1,931 in late November 2014.

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

Potential Future Goodwill Impairment

During our December 31, 2014 interim impairment test, the fair value of our North America Land reporting unit, in our Western Hemisphere reportable segment, exceeded carrying value by approximately 5.1%. As of June 30, 2015, the goodwill balance held by our North America Land reporting unit was $10.9 million. Although, as of June 30, 2015, we concluded that no further triggering events had occurred, any further downturn or lack of recovery in our North America Land business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenue	$75,106	$80,656	$152,756	$155,699

Expenses:
Cost of revenue (excluding depreciation and amortization)	39,736	45,656	83,669	92,177
Depreciation and amortization	8,211	7,280	16,307	14,077
Selling and marketing	1,668	1,764	3,491	3,293
General and administrative	16,388	16,154	37,734	30,997

Total expenses	66,003	70,854	141,201	140,544

Operating income	9,103	9,802	11,555	15,155
Other expense, net	(348)	(616)	(1,428)	(446)

Income before income taxes	8,755	9,186	10,127	14,709
Income tax expense	(2,635)	(3,438)	(4,949)	(6,653)

Net income	6,120	5,748	5,178	8,056
Less: Net income attributable to non-controlling interests	81	81	168	194

Net income (loss) attributable to RigNet, Inc. stockholders	$6,039	$5,667	$5,010	$7,862

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$35,370	$35,000	$69,087	$63,522
Unlevered Free Cash Flow	$10,423	$7,234	$19,464	$13,790
Adjusted EBITDA	$18,506	$18,806	$35,620	$35,014
Cash Earnings	$15,363	$14,803	$29,652	$27,315
Cash EPS	$0.86	$0.82	$1.66	$1.52

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Eastern Hemisphere:
Revenue	$38,085	$39,842	$77,056	$77,864
Cost of revenue (excluding depreciation and amortization)	18,734	19,204	36,634	37,897

Gross Profit (non-GAAP measure)	19,351	20,638	40,422	39,967
Depreciation and amortization	3,988	3,353	7,960	6,076
Selling, general and administrative	3,664	3,783	7,192	6,767

Eastern Hemisphere operating income	$11,699	$13,502	$25,270	$27,124

Western Hemisphere:
Revenue	$26,654	$30,053	$54,782	$51,461
Cost of revenue (excluding depreciation and amortization)	11,714	16,572	25,668	29,244

Gross Profit (non-GAAP measure)	14,940	13,481	29,114	22,217
Depreciation and amortization	2,964	2,682	5,980	5,445
Selling, general and administrative	4,326	4,039	8,880	6,328

Western Hemisphere operating income	$7,650	$6,760	$14,254	$10,444

Telecoms Systems Integration:
Revenue	$10,367	$10,761	$20,918	$26,374
Cost of revenue (excluding depreciation and amortization)	7,715	7,466	15,788	20,408

Gross Profit (non-GAAP measure)	2,652	3,295	5,130	5,966
Depreciation and amortization	774	954	1,538	2,009
Selling, general and administrative	1,356	843	2,436	1,496

Telecom Systems Integration operating income	$522	$1,498	$1,156	$2,461

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2015 and 2014

Revenue. Revenue decreased by $5.6 million, or 6.9%, to $75.1 million for the three months ended June 30, 2015 from $80.7 million for the three months ended June 30, 2014. This decrease was driven by lower revenues in the Western and Eastern Hemisphere segments and, to a lesser extent, Telecoms Systems Integration (TSI), which decreased $3.4 million, or 11.3%, $1.8 million, or 4.4%, and $0.4 million, or 3.7%, respectively. The decrease in revenue is primarily due to decreased U.S. Land activity in the Western Hemisphere segment and, to a lesser extent, offshore sites served and decreased revenue-per-site from offshore drilling rigs across the Eastern and Western Hemisphere segments amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets. The decrease in sites served is primarily due to 23 offshore drilling rigs we previously served last year being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, we lose revenue as the operator generally leaves the rig.

Cost of Revenue. Costs decreased by $5.9 million, or 13.0%, to $39.7 million for the three months ended June 30, 2015 from $45.7 million for the three months ended June 30, 2014. Cost of revenue decreased primarily in the Western Hemisphere due to cost savings associated with the resource reallocation plan announced on February 19, 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) increased by $0.4 million, or 1.1%, to $35.4 million for the three months ended June 30, 2015 from $35.0 million for the three months ended June 30, 2014. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, increased to 47.1% for the three months ended June 30, 2015 compared to 43.4% for the three months ended June 30, 2014. The increased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin percentage is primarily attributable to cost savings in the Western Hemisphere implemented through the resource reallocation plan announced on February 19, 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend. The effect of managing these cost cuts allowed us to serve our customers at higher margin.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million to $8.2 million for the three months ended June 30, 2015 from $7.3 million for the three months ended June 30, 2014. This increase is primarily attributable to additions to property, plant and equipment and intangibles from capital expenditures.

Selling and Marketing. Selling and marketing expense decreased by $0.1 million to $1.7 million for the three months ended June 30, 2015 from $1.8 million for the three months ended June 30, 2014.

General and Administrative. General and administrative expenses increased by $0.2 million to $16.4 million for the three months ended June 30, 2015 from $16.2 million for the three months ended June 30, 2014. General and administrative costs increased primarily due to an initiative to defend and expand our market share partially offset by savings associated with the resource reallocation plan announced on February 19, 2015.

Income Tax Expense. Our effective income tax rate was 30.1% and 37.4% for the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2015 and 2014

Revenue. Revenue decreased by $2.9 million, or 1.9%, to $152.8 million for the six months ended June 30, 2015 from $155.7 million for the six months ended June 30, 2014. This decrease was driven primarily by decreased Telecoms Systems Integration (TSI) segment revenue of $5.5 million, or 20.7%, due to decreased demand for our TSI service in an environment of lower oil and gas prices, decreased global oil and gas drilling activity and reduced offshore and onshore drilling budgets. Also contributing to the decrease was the Eastern Hemisphere segment which decreased $0.8 million, or 1.0%. These decreases were partially offset by increased revenue of $3.3 million, or 6.5%, from the Western Hemisphere.

Cost of Revenue. Costs decreased by $8.5 million, or 9.2%, to $83.7 million for the six months ended June 30, 2015 from $92.2 million for the six months ended June 30, 2014. Excluding $2.0 million of restructuring charges related to a resource reallocation plan announced on February 19, 2015, cost of revenue would have been $81.7 million. Cost of revenue decreased in all segments primarily due to declining TSI segment costs associated with decreased demand for TSI services, and cost savings associated with the resource reallocation plan announced on February 19, 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) increased by $5.6 million, or 8.8%, to $69.1 million for the six months ended June 30, 2015 from $63.5 million for the six months ended June 30, 2014. Gross Profit (excluding depreciation and amortization) as a percentage of revenue increased to 45.2% for the six months ended June 30, 2015 compared to 40.8% for the six months ended June 30, 2014. Excluding $2.0 million of restructuring charges related to the resource reallocation plan announced on February 19, 2015, Gross Profit (excluding depreciation and amortization) and Gross Profit (excluding depreciation and amortization) as a percentage of revenue for the six months ended June 30, 2015 would have been $71.1 million and 46.5%, respectively. The increased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin percentage is primarily attributable to declining TSI segment costs associated with decreased demand for TSI services, and cost savings associated with the resource reallocation plan announced on February 19, 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend. The effect of managing these cost cuts allowed us to serve our customers at higher margin.

Depreciation and Amortization. Depreciation and amortization expense increased by $2.2 million to $16.3 million for the six months ended June 30, 2015 from $14.1 million for the six months ended June 30, 2014. This increase is primarily attributable to additions to property, plant and equipment and intangibles from capital expenditures.

Selling and Marketing. Selling and marketing expense increased by $0.2 million to $3.5 million for the six months ended June 30, 2015 from $3.3 million for the six months ended June 30, 2014.

General and Administrative. General and administrative expenses increased by $6.7 million to $37.7 million for the six months ended June 30, 2015 from $31.0 million for the six months ended June 30, 2014. Excluding $4.2 million of restructuring charges related to the resource reallocation plan announced on February 19, 2015, general and administrative expenses would have been $33.5 million for the six months ended June 30, 2015. Excluding the restructuring charges, general and administrative costs increased primarily due to an initiative to defend and expand our market share coupled with the acquisition of Inmarsat’s Enterprise Energy business unit on January 31, 2014 partially offset by savings associated with the resource reallocation plan announced on February 19, 2015

Income Tax Expense. Our effective income tax rate was 48.9% and 45.2% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At June 30, 2015, we had working capital of $114.8 million, including cash and cash equivalents of $61.5 million, current restricted cash of $0.8 million, accounts receivable of $71.1 million, costs in excess of billings of $18.4 million and other current assets of $7.3 million, partially offset by $12.8 million in accounts payable, $14.4 million in accrued expenses, $8.4 million in current maturities of long-term debt, $3.6 million in tax related liabilities and $5.1 million in deferred revenue.

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

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$66,576	$59,822
Net cash provided by operating activities	13,435	10,040
Net cash used in investing activities	(13,891)	(37,875)
Net cash provided by (used in) financing activities	(4,295)	27,572
Changes in foreign currency translation	(301)	1,448

Cash and cash equivalents, June 30,	$61,524	$61,007

Currently, the Australian dollar, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2015 and 2014, 85.8% and 75.5% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $13.4 million for the six months ended June 30, 2015 compared to $10.0 million for the six months ended June 30, 2014. The increase in cash provided by operating activities during 2015 of $3.4 million was primarily due to the timing of paying our accounts payable coupled with the timing of collection of our accounts receivable partially offset by decreased net income and decreased accrued expenses.

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

Investing Activities

Net cash used in investing activities was $13.9 million and $37.9 million for the six months ended June 30, 2015 and 2014, respectively.

Net cash used in investing activities during the six months ended June 30, 2015 and 2014 includes capital expenditures of $14.3 million and $15.8 million, respectively. We expect capital expenditures for 2015 to be slightly lower than the previous year due to declining global oil and gas drilling activity. We believe our 2015 capital expenditures will primarily be focused on growth opportunities arising from new build high specification deepwater drilling rigs and, to a lesser extent, our Enterprise Resource Planning (ERP) system.

Net cash used during the six months ended June 30, 2014 includes cash paid for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $23.3 million.

Financing Activities

Net cash used in financing activities was $4.3 million compared to cash provided by financing activities of $27.6 million for the six months ended June 30, 2015 and 2014, respectively. Cash used in financing activities for the six months ended June 30, 2015 and 2014 include $4.3 million and $4.3 million in principal payments on our long-term debt, respectively.

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

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2015 and 2014 was 2.0% and 2.1%, respectively. The weighted average interest rate for the six months ended June 30, 2015 and 2014 was 2.0% and 2.0%, respectively, with an interest rate of 1.9% at June 30, 2015. The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2015, the outstanding principal balance of the Term Loan was $47.2 million.

Our credit agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At June 30, 2015, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of June 30, 2015, $35.0 million in draws have been made on the facility and remain outstanding. The weighted average interest rate for the three months ended June 30, 2015 and 2014 was 2.0% and 2.1%, respectively. The weighted average interest rate for the six months ended June 30, 2015 and 2014 was 1.9% and 2.0%, respectively, with an interest rate of 1.9% at June 30, 2015.

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

We incurred legal expenses of $0.1 million and zero for the six months ended June 30, 2015 and 2014, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS may not be comparable to similarly titled measures used by other companies. Therefore, these non-GAAP measures should be considered in conjunction with net income and other performance measures prepared in accordance with GAAP, such as gross profit, operating income or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS should not be considered in isolation or as a substitute for GAAP measures such as net income, gross profit, operating income or any other GAAP measure of liquidity or financial performance. Our Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings, Cash EPS or similarly titled measures in the same manner as we do. We prepare Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit	$27,508	$28,073	$53,486	$50,127
Depreciation and amortization related to cost of revenue	7,862	6,927	15,601	13,395

Gross Profit (excluding depreciation and amortization)	$35,370	$35,000	$69,087	$63,522

GAAP defines gross profit as revenue less cost of revenue, and includes in cost of revenue depreciation and amortization expenses related to revenue-generating long-lived and intangible assets. We define Gross Profit (excluding depreciation and amortization) as revenue less cost of revenue (excluding depreciation and amortization). This measure differs from the GAAP definition of gross profit as we do not include the impact of depreciation and amortization expenses related to revenue-generating long-lived and intangible assets which represent non-cash expenses. We believe this measure is useful to investors because management uses it to evaluate operating margins and the effectiveness of cost management.

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, restructuring charges and non-recurring items. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

We define Unlevered Free Cash Flow as Adjusted EBITDA less capital expenditures. We believe Unlevered Free Cash Flow is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Unlevered Free Cash Flow as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Unlevered Free Cash Flow; and

•	By comparing our Unlevered Free Cash Flow in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year.

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We define Cash Earnings as net income plus depreciation and amortization, impairment of goodwill, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, restructuring charges and non-recurring items. We define Cash EPS as Cash Earnings divided by diluted shares. Cash Earnings and Cash EPS are financial measures that are not calculated in accordance with GAAP.

We believe Cash Earnings and Cash EPS are useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Cash Earnings and Cash EPS as supplemental measures to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Cash Earnings and Cash EPS; and

•	By comparing our Cash Earnings and Cash EPS in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year.

Although Cash Earnings and Cash EPS are frequently used by investors and securities analysts in their evaluations of companies, Cash Earnings and Cash EPS have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Cash Earnings and Cash EPS do not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Cash Earnings and Cash EPS do not reflect changes in, or cash requirements for, our working capital needs;

•	Cash Earnings and Cash EPS do not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Cash Earnings and Cash EPS do not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Cash Earnings and Cash EPS or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of our net income to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$6,120	$5,748	$5,178	$8,056
Interest expense	508	565	1,019	1,046
Depreciation and amortization	8,211	7,280	16,307	14,077
Gain on sales of property, plant and equipment, net of retirements	(1)	(10)	(13)	(83)
Stock-based compensation	1,033	1,195	1,982	2,343
Restructuring costs	—	—	6,198	—
Acquisition costs	—	590	—	2,922
Income tax expense	2,635	3,438	4,949	6,653

Adjusted EBITDA (non-GAAP measure)	$18,506	$18,806	$35,620	$35,014

Interest expense	(508)	(565)	(1,019)	(1,046)
Income tax expense	(2,635)	(3,438)	(4,949)	(6,653)

Cash Earnings (non-GAAP measure)	$15,363	$14,803	$29,652	$27,315

Diluted Shares	17,893	18,108	17,857	18,029

Cash EPS (non-GAAP measure)	$0.86	$0.82	$1.66	$1.52

Adjusted EBITDA (non-GAAP measure)	$18,506	$18,806	$35,620	$35,014
Capital expenditures	8,083	11,572	16,156	21,224

Unlevered Free Cash Flow (non-GAAP measure)	$10,423	$7,234	$19,464	$13,790

We evaluate Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS generated from our operations and operating segments to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost to expand our offshore production platform and vessel market share, invest in new products and services, expand or open new offices, service centers and SOIL nodes, and assist purchasing synergies.

Adjusted EBITDA decreased by $0.3 million to $18.5 million for the three months ended June 30, 2015, from $18.8 million for the three months ended June 30, 2014. The decrease resulted from decreased revenue partially offset by cost savings from the resource reallocation plan and separate cost savings initiatives focused on reducing third party spend. Adjusted EBITDA increased by $0.6 million to $35.6 million for the six months ended June 30, 2015, from $35.0 million for the six months ended June 30, 2014. The increase resulted from cost savings from the resource reallocation plan and separate cost savings initiatives focused on reducing third party spend partially offset by decreased revenue.

Unlevered Free Cash Flow was $10.4 million in the quarter, an increase of $3.2 million, or 44.1%, over the prior year quarter. Unlevered free cash flow was $19.5 million for the six months ended June 30, 2015, an increase of $5.7 million, or 41.1%, over the prior year. These increases in Unlevered Free Cash Flow were due to a decline in capital expenditures during the three and six months ended June 30, 2015, as we execute on an increased capital discipline initiative.

Cash Earnings increased by $0.6 million, or $0.04 per diluted share, to $15.4 million, or $0.86 per diluted share, for the three months ended June 30, 2015, from $14.8 million, or $0.82 per diluted share, for the three months ended June 30, 2014. Cash Earnings increased by $2.3 million, or $0.14 per diluted share, to $29.7 million, or $1.66 per diluted share, for the six months ended June 30, 2015, from $27.3 million, or $1.52 per diluted share, for the six months ended June 30, 2014. These increases resulted from cost savings from the resource reallocation plan and separate cost savings initiatives focused on reducing third party spend partially offset by decreased revenue.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to foreign operations and certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the six months ended June 30, 2015 and 2014, 14.2% and 24.5%, respectively of our revenues were earned in non-U.S. currencies. At June 30, 2015 and 2014, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest rate risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2015 and December 31, 2014, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2015	2014
	(in thousands)
Effect on Net Income and Equity - Increase/Decrease:
1% Decrease/increase in rate	$819	$511
2% Decrease/increase in rate	$1,637	$1,022
3% Decrease/increase in rate	$2,456	$1,533

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

4.1	Amended and Restated Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Employment Agreement between the Registrant and Martin Jimmerson as amended July 1, 2015

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: August 4, 2015	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)