Form 10-Q
period 2015-09-30
RigNet, Inc.
filed 2015-11-09
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2015, there were outstanding 17,757,183 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$64,795	$66,576
Restricted cash	753	1,200
Accounts receivable, net	65,778	74,625
Costs and estimated earnings in excess of billings on uncompleted contracts	17,368	13,831
Prepaid expenses and other current assets	8,011	7,422

Total current assets	156,705	163,654
Property, plant and equipment, net	72,387	76,195
Goodwill	18,500	30,128
Intangibles, net	18,878	21,051
Deferred tax and other assets	8,991	8,809

TOTAL ASSETS	$275,461	$299,837

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,601	$13,560
Accrued expenses	14,147	23,230
Current maturities of long-term debt	8,417	8,405
Income taxes payable	2,412	4,978
Deferred revenue	4,441	4,780

Total current liabilities	40,018	54,953
Long-term debt	71,344	77,706
Deferred revenue	527	516
Deferred tax liability	280	228
Other liabilities	28,915	24,343

Total liabilities	141,084	157,746

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2015 or December 31, 2014	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 17,757,183 and 17,629,830 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	18	18
Additional paid-in capital	141,886	137,662
Retained earnings	4,997	10,931
Accumulated other comprehensive loss	(12,605)	(6,682)

Total stockholders’ equity	134,296	141,929
Non-redeemable, non-controlling interest	81	162

Total equity	134,377	142,091

TOTAL LIABILITIES AND EQUITY	$275,461	$299,837

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Revenue	$66,318	$87,819	$219,074	$243,518

Expenses:
Cost of revenue (excluding depreciation and amortization)	38,191	49,217	121,860	141,394
Depreciation and amortization	8,094	7,530	24,401	21,607
Impairment of goodwill and intangibles	12,592	—	12,592	—
Selling and marketing	1,624	1,599	5,115	4,892
General and administrative	14,043	17,772	51,777	48,769

Total expenses	74,544	76,118	215,745	216,662

Operating income (loss)	(8,226)	11,701	3,329	26,856
Other income (expense):
Interest expense	(502)	(588)	(1,521)	(1,634)
Other income (expense) net	(362)	(432)	(771)	168

Income (loss) before income taxes	(9,090)	10,681	1,037	25,390
Income tax expense	(1,789)	(4,751)	(6,738)	(11,404)

Net income (loss)	(10,879)	5,930	(5,701)	13,986
Less: Net income attributable to non-redeemable, non-controlling interest	65	73	233	267

Net income (loss) attributable to RigNet, Inc. stockholders	$(10,944)	$5,857	$(5,934)	$13,719

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(10,879)	$5,930	$(5,701)	$13,986
Foreign currency translation	(4,595)	(4,126)	(5,923)	(2,273)

Comprehensive income (loss)	(15,474)	1,804	(11,624)	11,713
Less: Comprehensive income attributable to non-controlling interest	65	73	233	267

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$(15,539)	$1,731	$(11,857)	$11,446

INCOME PER SHARE - BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. common stockholders	$(10,944)	$5,857	$(5,934)	$13,719

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.62)	$0.34	$(0.34)	$0.79

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.62)	$0.33	$(0.34)	$0.77

Weighted average shares outstanding, basic	17,567	17,443	17,510	17,268

Weighted average shares outstanding, diluted	17,567	17,987	17,510	17,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(5,701)	$13,986
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	24,401	21,607
Impairment of intangibles and goodwill	12,592	—
Stock-based compensation	2,955	3,650
Amortization of deferred financing costs	129	151
Deferred taxes	(419)	(1,089)
Gain on sales of property, plant and equipment, net of retirements	(23)	(9)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	7,318	(18,999)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,609)	1,823
Prepaid expenses and other assets	(890)	(334)
Accounts payable	(3,116)	(4,654)
Accrued expenses	(10,984)	11,484
Deferred revenue	(180)	(852)
Other liabilities	4,572	2,651

Net cash provided by operating activities	27,045	29,415

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(23,260)
Capital expenditures	(21,885)	(31,460)
Proceeds from sales of property, plant and equipment	131	714
Decrease in restricted cash	447	513

Net cash used in investing activities	(21,307)	(53,493)

Cash flows from financing activities:
Proceeds from issuance of common stock	988	1,490
Subsidiary distributions to non-controlling interest	(314)	(294)
Proceeds from borrowings	—	30,000
Repayments of long-term debt	(6,479)	(6,500)
Excess tax benefits from stock-based compensation	281	1,413

Net cash provided by (used in) financing activities	(5,524)	26,109

Net increase in cash and cash equivalents	214	2,031

Cash and cash equivalents:
Balance, January 1,	66,576	59,822
Changes in foreign currency translation	(1,995)	(801)

Balance, September 30,	$64,795	$61,052

Supplemental disclosures:
Income taxes paid	$7,470	$9,212
Interest paid	$1,405	$1,495
Non-cash investing - capital expenditures accrued	$2,739	$1,888
Liabilities assumed - Inmarsat’s Enterprise Energy business unit acquisition	$—	$11,795

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2014	17,237	$17	$128,932	$(4,704)	$435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options and warrants	323	1	1,489	—	—	1,490	—	1,490
Issuance of restricted common stock, net of share cancellations	54	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,650	—	—	3,650	—	3,650
Excess tax benefits from stock-based compensation	—	—	1,413	—	—	1,413	—	1,413
Foreign currency translation	—	—	—	—	(2,273)	(2,273)	—	(2,273)
Non-controlling owner distributions	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	13,719	—	13,719	267	13,986

Balance, September 30, 2014	17,614	$18	$135,484	$9,015	$(1,838)	$142,679	$81	$142,760

Balance, January 1, 2015	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091
Issuance of common stock upon the exercise of stock options	76	—	988	—	—	988	—	988
Issuance of restricted common stock, net of share cancellations	51		—	—	—	—	—	—
Stock-based compensation	—	—	2,955	—	—	2,955	—	2,955
Excess tax benefits from stock-based compensation	—	—	281	—	—	281	—	281
Foreign currency translation	—	—	—	—	(5,923)	(5,923)	—	(5,923)
Non-controlling owner distributions	—	—	—	—	—	—	(314)	(314)
Net income (loss)	—	—	—	(5,934)	—	(5,934)	233	(5,701)

Balance, September 30, 2015	17,757	$18	$141,886	$4,997	$(12,605)	$134,296	$81	$134,377

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The pronouncement initially was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and is to be applied retrospectively, with early application initially not permitted. In July 2015, the FASB decided to defer for one year the effective date of the new revenue standard (ASU 2014-09), which will change the effective date to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The FASB also decided to permit entities to early adopt the standard. The Company is currently in the process of evaluating the impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (ASU 2015-15), in which the SEC staff clarified its position on presenting and measuring debt issuance costs in connection with line of credit arrangement. The SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. ASU 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early application is permitted. The Company will adopt ASU 2015-03 as of January 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company’s condensed consolidated financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended September 30, 2014, RigNet spent zero and $2.9 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (loss).

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Condensed Consolidated Statements of Comprehensive Income (loss) for the three and nine months ended September 30, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the end of the periods indicated (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$22,671	$55,581
Net Income	$682	$1,829

For the three and nine months ended September 30, 2014, RigNet’s supplemental pro forma revenue was $87.8 million and $249.2 million, respectively, calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the three and nine months ended September 30, 2014 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head, to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intentions of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company does not currently use financial instruments to hedge these interest rate risk exposures, but evaluates this risk on a continual basis and may put financial instruments in place in the future if deemed necessary.

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

Note 4 – Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2015. The July 2015 annual test resulted in a full $10.9 million impairment of goodwill in the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. This impairment resulted from reduced internal cash flow projections for the North America Land reporting unit which has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. The July 2015 annual test resulted in no impairment to the remaining goodwill of $18.5 million in the Eastern Hemisphere segment as the fair value of each other reporting unit continues to significantly exceed the carrying value plus goodwill.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015 and December 31, 2014, goodwill was $18.5 million and $30.1 million, respectively. In addition to decreases resulting from impairment, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

In July 2015, the Company identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships within the North America Land reporting unit which reports through the Western Hemisphere reportable segment. No other impairment indicators have been identified in any reporting unit as of September 30, 2015.

As of September 30, 2015 and December 31, 2014, intangibles were $18.9 million and $21.1 million, respectively. During the three months ended September 30, 2015 and 2014, the Company recognized amortization expense of $1.3 million and $1.3 million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recognized amortization expense of $4.2 million and $3.8 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2015 and the following years (in thousands):

2015	1,077
2016	4,353
2017	4,278
2018	4,278
2019	3,161
Thereafter	1,731

$18,878

Note 5 – Restricted Cash

As of September 30, 2015, the Company had restricted cash of $0.8 million and $0.1 million, in current and long-term assets, respectively. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of September 30, 2015 and December 31, 2014, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2015	2014
	(in thousands)
Term loan, net of unamortized deferred financing costs	$44,761	$51,111
Revolving loan	35,000	35,000

	79,761	86,111
Less: Current maturities of long-term debt	(8,417)	(8,405)

	$71,344	$77,706

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement (credit agreement) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2015 and 2014 were 2.0% and 2.2%, respectively. The weighted average interest rate for the nine months ended September 30, 2015 and 2014 were 2.0% and 2.1%, respectively, with an interest rate of 2.0% at September 30, 2015.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2015, the Term Loan had an outstanding principal balance of $45.0 million.

Revolving Loans

Under the amended and restated credit agreement with four participating financial institutions dated October 3, 2013, the Company also secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of September 30, 2015, $35.0 million in draws have been made on the facility and remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended September 30, 2015 and 2014 was 2.0% and 2.2%, respectively. The weighted average interest rate for the nine months ended September 30, 2015 and 2014 was 2.0% and 2.1%, respectively, with an interest rate of 2.0% at September 30, 2015.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $6.1 million. This facility has a maturity date of September 30, 2017. As of September 30, 2015, the amount available under this facility was £1.5 million or $2.2 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of September 30, 2015, the Company had restricted cash of $0.8 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement. As of

December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends upon a default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

measure as defined in the credit agreement, and a fixed charge coverage ratio. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2015 and December 31, 2014, the Company believes it was in compliance with all covenants.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2015 and the following years (in thousands):

2015	$2,103
2016	8,544
2017	8,437
2018	60,677
2019	—

Total debt, including current maturities	$79,761

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Note 8 – Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2015 is not meaningful due to the impact of $12.6 million of impairment to goodwill and intangibles and $7.5 million of restructuring charges recorded primarily in domestic operations which significantly decreased the Company’s consolidated pre-tax book income and thus increased the valuation allowance recognized in the period ending September 30, 2015. The Company’s effective income tax rate was 44.5% and 44.9% for the three months and nine months ended September 30, 2014, respectively. The Company’s effective tax rate is affected by factors including changes in valuation, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The IRS is currently performing an audit of the Company’s 2013 income tax return. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months and the Company is unable to quantify any potential settlement or outcome of the audit at this time as the IRS is still gathering and examining taxpayer information.

The Company believes that it is reasonably possible that a decrease of up to $8.5 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations. Included in this balance of unrecognized tax benefits are $7.8 million of tax benefits that, if recognized, would affect the effective tax rate.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2015, the Company granted 78,817 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Restricted shares issued to officers and employees, totaling 60,218 shares, vest over a four year period of continued employment, with 25% of the restricted shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 18,599 shares, vest in May 2016.

The fair value of restricted stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the nine months ended September 30, 2015, the Company also granted 181,554 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have exercise prices of $26.33 to $37.64, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant.

The assumptions used for the stock option grants made during the nine months ended September 30, 2015 and 2014, were as follows:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	44%	43%
Expected term (in years)	7	7
Risk-free interest rate	1.9% - 2.0%	2.2%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was $13.08 and $25.72 per option, respectively.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2015 and 2014 was $3.0 million and $3.6 million, respectively. As of September 30, 2015, there was $7.4 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.3 years.

Note 10 – Related Party Transactions

One of the Company’s consulting vendors is wholly owned by one of RigNet’s significant stockholders. Expense associated with this vendor for the three months ended September 30, 2015 and 2014 was $0.1 million and $0.1 million, respectively. Expense associated with this vendor for the nine months ended September 30, 2015 and 2014 was $0.3 million and $0.5 million, respectively. All expenses were incurred by RigNet in the ordinary course of business.

Note 11 – Income (loss) per Share

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2015, there were approximately 648,143 and 547,793, potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS. Of these, 350,024 and 189,925 shares, respectively, were excluded due to the antidilutive position of the security. The remaining 298,119 and 357,868 shares, respectively, were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

For the three and nine months ended September 30, 2014, 544,189 and 637,530 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect. There were no antidilutive shares for the three and nine months ended September 30, 2014.

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

Payment Dispute

The Company’s Telecoms Systems Integration (TSI) business has a balance of $10.2 million and $1.0 million as of September 30, 2015 and December 31, 2014, respectively, included in costs and estimated earnings in excess of billings on uncompleted contracts in the Condensed Consolidated Balance Sheets. The Company believes these amounts, which the customer is disputing, are owed under a customer contract where the Company has a right to payment for work related to certain change orders. This contract is associated with a percentage of completion project. The Company has recognized $10.2 million of revenue associated with this change order over the life of the contract. The Company will continue incurring costs and recognizing revenue related to this change order, as the project is not yet complete and is expected to continue incurring costs into 2016. Management believes it is reasonably possible that the dispute with the customer may result in a loss, which we cannot reasonably estimate. The Company has initiated the dispute resolution process under the contract and is actively working with the customer to resolve the matter.

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

The Company incurred legal expenses of $0.1 million and zero in connection with the investigation for the nine months ended September 30, 2015 and 2014, respectively, relating to this investigation. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended September 30, 2015 and 2014, the Company recognized expense under operating leases of $1.1 million and $0.7 million, respectively. For the nine months ended September 30, 2015 and 2014, the Company recognized expense under operating leases of $2.7 million and $2.0 million, respectively.

As of September 30, 2015, future minimum lease obligations for the remainder of 2015 and future years were as follows (in thousands):

2015	$1,043
2016	3,336
2017	2,407
2018	1,309
2019	460
Thereafter	272

$8,827

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2015, the Company had the following commercial commitments related to satellite and network services for the remainder of 2015 and the four years thereafter (in thousands):

2015	$9,362
2016	33,683
2017	22,180
2018	15,217
2019	16,000

$96,442

On January 31, 2014, RigNet finalized an agreement with Inmarsat to become a distributor of Inmarsat’s Global Xpress (GX) and L-band satellite communications network services. RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. The Company expects to utilize GX and L-band services across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2019, assuming the GX network is commercially available in 2016, is reflected in the table above.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s business segment information as of and for the three and nine months ended September 30, 2015 and 2014, is presented below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$36,235	$24,578	$5,505	$—	$66,318
Cost of revenue (excluding depreciation and amortization)	18,103	12,184	5,819	2,085	38,191
Depreciation and amortization	3,682	2,892	791	729	8,094
Impairment of goodwill and intangibles	—	12,592	—	—	12,592
Selling, general and administrative	3,027	3,454	467	8,719	15,667

Operating income (loss)	$11,423	$(6,544)	$(1,572)	$(11,533)	$(8,226)

Capital expenditures	3,415	1,974	61	621	6,071

	Three Months Ended September 30, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$43,759	$30,366	$13,694	$—	$87,819
Cost of revenue (excluding depreciation and amortization)	19,091	16,582	11,051	2,493	49,217
Depreciation and amortization	3,452	2,857	930	291	7,530
Selling, general and administrative	3,932	4,084	920	10,435	19,371

Operating income (loss)	$17,284	$6,843	$793	$(13,219)	$11,701

Capital expenditures	5,157	3,320	61	1,418	9,956

	Nine Months Ended September 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$113,291	$79,360	$26,423	$—	$219,074
Cost of revenue (excluding depreciation and amortization)	54,737	37,852	21,607	7,664	121,860
Depreciation and amortization	11,642	8,872	2,329	1,558	24,401
Impairment of goodwill and intangibles	—	12,592	—	—	12,592
Selling, general and administrative	10,219	12,334	2,903	31,436	56,892

Operating income (loss)	$36,693	$7,710	$(416)	$(40,658)	$3,329

Total assets	151,942	121,597	43,756	(41,834)	275,461
Capital expenditures	11,117	7,013	227	3,870	22,227

	Nine Months Ended September 30, 2014
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$121,623	$81,827	$40,068	$—	$243,518
Cost of revenue (excluding depreciation and amortization)	56,988	45,826	31,459	7,121	141,394
Depreciation and amortization	9,528	8,302	2,939	838	21,607
Selling, general and administrative	10,699	10,412	2,416	30,134	53,661

Operating income (loss)	$44,408	$17,287	$3,254	$(38,093)	$26,856

Total assets	155,878	132,814	51,882	(37,458)	303,116
Capital expenditures	15,998	12,131	432	2,620	31,181

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2015 and 2014. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Domestic	$21,840	$27,203	$65,356	$67,691
International	44,478	60,616	153,718	175,827

Total	$66,318	$87,819	$219,074	$243,518

The following table presents long-lived assets for the Company’s domestic and international operations as of September 30, 2015 and December 31, 2014.

	September 30,	December 31,
	2015	2014
	(in thousands)
Domestic	$39,247	$48,115
International	70,518	79,259

Total	$109,765	$127,374

Note 14 – Restructuring Costs – Cost Reduction Plans

During the three and nine months ended September 30, 2015, the Company instituted certain resource reallocation and additional cost reduction plans to vacate and eliminate redundant facilities and eliminate certain positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and declines in the Baker Hughes U.S. land rig count. The Company is undertaking these plans to reduce costs and improve the Company’s competitive position.

In connection with the plans mentioned above, for the three months ended September 30, 2015, the Company incurred pre-tax expense of approximately $1.3 million in the corporate segment. The restructuring costs included $1.3 million associated with the lay-off of 43 employees, of which $0.8 million and $0.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

For the nine months ended September 30, 2015, the Company incurred pre-tax expense of approximately $7.5 million in the corporate segment. For the nine months ended September 30, 2015, the restructuring costs included $3.7 million associated with the lay-off of 102 employees, of which $2.7 million and $1.0 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2015, the restructuring costs also included $3.8 million associated with ceasing the use of and vacating nine Company facilities, of which $2.3 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 15 – Subsequent Events

On November 4, 2015, the Company announced a definitive agreement under which it will acquire Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR). Both the Company and TECNOR have approved the transaction, which is expected to close in early 2016, subject to customary closing conditions and regulatory approvals.

TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical armed forces and oil and gas operations, to commercial fishing and leisure boats. TECNOR is based in Monterrey, Mexico.

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2014. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	the level of activity for oil and natural gas exploration, development and production;

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs;

•	our strategy;

•	our resource reallocation and cost reduction activities and related expense;

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage; and

•	the costs associated with being a public company.

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

Our Operations

We are a global provider of managed remote communications, telecoms systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and energy maritime. We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated among a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

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

Recent Developments

On November 4, 2015, we announced a definitive agreement under which we will acquire Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR). Both companies have approved the transaction, which is expected to close in early 2016, subject to customary closing conditions and regulatory approvals.

TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical armed forces and oil and gas operations, to commercial fishing and leisure boats. TECNOR is based in Monterrey, Mexico.

Restructuring Costs – Cost Reduction Plans

During the three and nine months ended September 30, 2015, we instituted certain resource reallocation and additional cost reduction plans to vacate and eliminate redundant facilities and eliminate certain positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and declines in the Baker Hughes U.S. land rig count. We are undertaking these plans to reduce costs and improve our competitive position.

In connection with the plans mentioned above, for the three months ended September 30, 2015, we incurred pre-tax expense of approximately $1.3 million in the corporate segment. The restructuring costs included $1.3 million associated with the lay-off of 43 employees, of which $0.8 million and $0.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

For the nine months ended September 30, 2015, we incurred pre-tax expense of approximately $7.5 million in the corporate segment. For the nine months ended September 30, 2015, the restructuring costs included $3.7 million associated with the lay-off of 102 employees, of which $2.7 million and $1.0 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). For the nine months ended September 30, 2015, the restructuring costs also included $3.8 million associated with ceasing the use of and vacating nine facilities, of which $2.3 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could continue to impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated over the past year. Oil prices have declined significantly from 2014 mid-year levels due to lower-than-expected global oil demand growth and increased supply from U.S. unconventional sources and increased production from several other international countries. Generally, a prolonged lower oil price environment restrains increases in exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have reduced their 2015 and 2016 capital budgets compared to 2014 as a result of lower oil prices.

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

As of September 30, 2015, we were serving a total of 255 jack up, semi-submersible and drillship rigs, a decrease of 30 rigs since September 30, 2014. We calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of September 30, 2015 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as the marketplace does not consider these rigs to be addressable. Excluding a total of 10 and 5 rigs (all of which are either under construction or cold-stacked) as of September 30, 2015 and 2014, respectively, we approximate our addressable market share to be 33.3% as of September 30, 2015, which is down compared to 36.3% as of September 30, 2014. As of September 30, 2015, we were serving 537 strategic initiative sites, a decrease of 11 sites since September 30, 2014. Strategic initiative sites include production facilities, energy support vessels and international onshore rigs. As of September 30, 2015, we were also serving 436 other sites, a decrease of 255 sites since September 30, 2014. Other sites include U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases.

Several drilling rig owners have recently announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs will be delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 55 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in 2014 from these 55 offshore drilling rigs was $11.6 million. As of September 30, 2015, we have ceased providing communication services on 30 of the 55 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2014 from these 30 offshore drilling rigs was $7.0 million. Additionally, since December 31, 2014, our strategic initiatives and other sites, which include U.S. land, have declined by 11 and 255 sites, respectively, as a result of declining market conditions. The Baker Hughes U.S. land rig count has declined approximately 59.2% to 787 units in late October 2015 since its recent peak of 1,931 in late November 2014.

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

Payment Dispute

Our TSI business has a balance of $10.2 million and $1.0 million as of September 30, 2015 and December 31, 2014, respectively, included in costs and estimated earnings in excess of billings on uncompleted contracts in the Condensed Consolidated Balance Sheet. We believe these amounts, which the customer is disputing, are owed under a customer contract where we have a right to payment for work related to certain change orders. This contract is associated with a percentage of completion project. We have recognized $10.2 million of revenue associated with this change order over the life of the contract. We will continue incurring costs and recognizing revenue with this change order, as the project is not yet complete and we expect to continue incurring costs into 2016. We believe it is reasonably possible that the dispute with the customer may result in a loss, which we cannot reasonably estimate. We have initiated the dispute resolution process under the contract and are actively working with the customer to resolve the matter.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenue	$66,318	$87,819	$219,074	$243,518

Expenses:
Cost of revenue (excluding depreciation and amortization)	38,191	49,217	121,860	141,394
Depreciation and amortization	8,094	7,530	24,401	21,607
Impairment of goodwill and intangibles	12,592	—	12,592	—
Selling and marketing	1,624	1,599	5,115	4,892
General and administrative	14,043	17,772	51,777	48,769

Total expenses	74,544	76,118	215,745	216,662

Operating income (loss)	(8,226)	11,701	3,329	26,856
Other expense, net	(864)	(1,020)	(2,292)	(1,466)

Income (loss) before income taxes	(9,090)	10,681	1,037	25,390
Income tax expense	(1,789)	(4,751)	(6,738)	(11,404)

Net income (loss)	(10,879)	5,930	(5,701)	13,986
Less: Net income attributable to non-controlling interests	65	73	233	267

Net income (loss) attributable to RigNet, Inc. stockholders	$(10,944)	$5,857	$(5,934)	$13,719

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$28,127	$38,602	$97,214	$102,124
Unlevered Free Cash Flow	$8,427	$10,224	$27,891	$24,013
Adjusted EBITDA	$14,498	$20,180	$50,118	$55,194
Cash Earnings	$12,207	$14,841	$41,859	$42,156
Cash EPS	$0.69	$0.83	$2.39	$2.35

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Eastern Hemisphere:
Revenue	$36,235	$43,759	$113,291	$121,623
Cost of revenue (excluding depreciation and amortization)	18,103	19,091	54,737	56,988

Gross Profit (non-GAAP measure)	18,132	24,668	58,554	64,635
Depreciation and amortization	3,682	3,452	11,642	9,528
Selling, general and administrative	3,027	3,932	10,219	10,699

Eastern Hemisphere operating income	$11,423	$17,284	$36,693	$44,408

Western Hemisphere:
Revenue	$24,578	$30,366	$79,360	$81,827
Cost of revenue (excluding depreciation and amortization)	12,184	16,582	37,852	45,826

Gross Profit (non-GAAP measure)	12,394	13,784	41,508	36,001
Depreciation and amortization	2,892	2,857	8,872	8,302
Impairment of goodwill and intangibles	12,592	—	12,592	—
Selling, general and administrative	3,454	4,084	12,334	10,412

Western Hemisphere operating income (loss)	$(6,544)	$6,843	$7,710	$17,287

Telecoms Systems Integration:
Revenue	$5,505	$13,694	$26,423	$40,068
Cost of revenue (excluding depreciation and amortization)	5,819	11,051	21,607	31,459

Gross Profit (non-GAAP measure)	(314)	2,643	4,816	8,609
Depreciation and amortization	791	930	2,329	2,939
Selling, general and administrative	467	920	2,903	2,416

Telecom Systems Integration operating income (loss)	$(1,572)	$793	$(416)	$3,254

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2015 and 2014

Revenue. Revenue decreased by $21.5 million, or 24.5%, to $66.3 million for the three months ended September 30, 2015 from $87.8 million for the three months ended September 30, 2014. This decrease was driven by lower revenues in the Telecoms Systems Integration (TSI), Eastern and Western Hemisphere segments. The TSI segment decreased $8.2 million, or 59.8% due to decreased demand for TSI services. The Eastern and Western Hemisphere segments decreased $7.5 million, or 17.2 and $5.8 million, or 19.1%, respectively. The decrease in revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease in sites served is primarily due to 30 offshore drilling rigs we previously served last year being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue. Costs decreased by $11.0 million, or 22.4%, to $38.2 million for the three months ended September 30, 2015 from $49.2 million for the three months ended September 30, 2014. Excluding $0.5 million of restructuring charges, costs would have been $37.7 million for the three months ended September 30, 2015. Cost of revenue decreased in all segments due to cost reduction plans initiated in the first and third quarter of 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $10.5 million, or 27.1%, to $28.1 million for the three months ended September 30, 2015 from $38.6 million for the three months ended September 30, 2014. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 42.4% for the three months ended September 30, 2015 compared to 44.0% for the three months ended September 30, 2014. Excluding $0.5 million of restructuring charges, Gross Profit (excluding depreciation and amortization) and Gross Profit Margin for the three months ended September 30, 2015 would have been $28.6 million and 43.1%, respectively. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to decreased revenues partially offset by cost reduction plans in the first and third quarter of 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.6 million to $8.1 million for the three months ended September 30, 2015 from $7.5 million for the three months ended September 30, 2014. This increase is primarily attributable to additions to property, plant and equipment and intangibles from capital expenditures.

Impairment of Goodwill and Intangibles. As a result of the July 2015 annual impairment test, we recognized $12.6 million in impairment for the three months ended September 30, 2015 consisting of $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles in our North America Land reporting unit, which reports through our Western Hemisphere reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value.

Selling and Marketing. Selling and marketing expense were $1.6 million for the three months ended September 30, 2015 and 2014.

General and Administrative. General and administrative expenses decreased by $3.7 million to $14.0 million for the three months ended September 30, 2015 from $17.8 million for the three months ended September 30, 2014. Excluding $0.8 million of restructuring charges, general and administrative expenses would have been $13.2 million for the three months ended September 30, 2015. General and administrative costs decreased in all segments due to cost reduction plans in the first and third quarter of 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Income Tax Expense. Our effective tax rate for the three months ended September 30, 2015 is not meaningful due to the impact of $12.6 million of impairment to goodwill and intangibles and additional $1.3 million of restructuring charges recorded primarily in domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized in the three months ending September 30, 2015. Our effective income tax rate was 44.5% for the three months ended September 30, 2014. Our effective tax rate is affected by factors including changes in valuation, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Nine Months Ended September 30, 2015 and 2014

Revenue. Revenue decreased by $24.4 million, or 10.0%, to $219.1 million for the nine months ended September 30, 2015 from $243.5 million for the nine months ended September 30, 2014. This decrease was driven by lower revenues in the Telecoms Systems Integration (TSI), Eastern and Western Hemisphere segments. TSI segment revenue decreased $13.6 million, or 34.1%, due to decreased demand for our TSI service. The Eastern and Western Hemisphere segments decreased $8.3 million, or 6.9% and $2.5 million, or 3.0%, respectively. The decreased revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease in sites served is primarily due to 30 offshore drilling rigs we served last year being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue. Costs decreased by $19.5 million, or 13.8%, to $121.9 million for the nine months ended September 30, 2015 from $141.4 million for the nine months ended September 30, 2014. Excluding $2.5 million of restructuring charges, cost of revenue would have been $119.4 million. Cost of revenue decreased in all segments primarily due to declining TSI segment costs associated with decreased demand for TSI services, and cost savings associated with the cost savings plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $4.9 million, or 4.8%, to $97.2 million for the nine months ended September 30, 2015 from $102.1 million for the nine months ended September 30, 2014. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, increased to 44.4% for the nine months ended September 30, 2015 compared to 41.9% for the nine months ended September 30, 2014. Excluding $2.5 million of restructuring charges, Gross Profit (excluding depreciation and amortization) and Gross Profit Margin for the nine months ended September 30, 2015 would have been $99.7 million and 45.5%, respectively. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to decreased revenues partially offset by cost reduction plans in the first and third quarter of 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Depreciation and Amortization. Depreciation and amortization expense increased by $2.8 million to $24.4 million for the nine months ended September 30, 2015 from $21.6 million for the nine months ended September 30, 2014. This increase is primarily attributable to additions to property, plant and equipment and intangibles from capital expenditures.

Impairment of Goodwill and Intangibles. As a result of the July 2015 annual impairment test, we recognized $12.6 million in impairment for the nine months ended September 30, 2015 consisting of $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles in our North America Land reporting unit, which reports through our Western Hemisphere reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value.

Selling and Marketing. Selling and marketing expense increased by $0.2 million to $5.1 million for the nine months ended September 30, 2015 from $4.9 million for the nine months ended September 30, 2014.

General and Administrative. General and administrative expenses increased by $3.0 million to $51.8 million for the nine months ended September 30, 2015 from $48.8 million for the nine months ended September 30, 2014. Excluding $5.0 million of restructuring charges, general and administrative expenses would have been $46.8 million for the nine months ended September 30, 2015. Excluding the restructuring charges, general and administrative costs decreased primarily due to cost reduction plans in the first and third quarter of 2015 coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Income Tax Expense. Our effective tax rate for the nine months ended September 30, 2015 is not meaningful due to the impact of $12.6 million of impairment to goodwill and intangibles and $7.5 million of restructuring charges recorded primarily in domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized in the nine months ending September 30, 2015. The Company’s effective income tax rate was 44.9% for the nine months ended September 30, 2014. The Company’s effective tax rate is affected by factors including changes in valuation, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2015, we had working capital of $116.7 million, including cash and cash equivalents of $64.8 million, current restricted cash of $0.8 million, accounts receivable of $65.8 million, costs in excess of billings of $17.4 million and other current assets of $8.0 million, partially offset by $10.6 million in accounts payable, $14.1 million in accrued expenses, $8.4 million in current maturities of long-term debt, $2.4 million in tax related liabilities and $4.4 million in deferred revenue.

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

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$66,576	$59,822
Net cash provided by operating activities	27,045	29,415
Net cash used in investing activities	(21,307)	(53,493)
Net cash provided by (used in) financing activities	(5,524)	26,109
Changes in foreign currency translation	(1,995)	(801)

Cash and cash equivalents, September 30,	$64,795	$61,052

Currently, the Australian dollar, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2015 and 2014, 85.4% and 77.3% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $27.0 million for the nine months ended September 30, 2015 compared to $29.4 million for the nine months ended September 30, 2014. The decrease in cash provided by operating activities during 2015 of $2.4 million was primarily due to the lower operating income (loss) and decreased accrued expenses partially offset by the timing of collection of our accounts receivable coupled with timing of paying our accounts payable.

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

Investing Activities

Net cash used in investing activities was $21.3 million and $53.5 million for the nine months ended September 30, 2015 and 2014, respectively.

Net cash used in investing activities during the nine months ended September 30, 2015 and 2014 includes capital expenditures of $21.9 million and $31.5 million, respectively. We expect capital expenditures for 2015 to be slightly lower than the previous year due to declining global oil and gas drilling activity. We believe our 2015 capital expenditures will primarily be focused on growth opportunities arising from new build high specification deepwater drilling rigs and, to a lesser extent, our Enterprise Resource Planning (ERP) system.

Net cash used during the nine months ended September 30, 2014 included cash paid for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $23.3 million.

Financing Activities

Net cash used in financing activities was $5.5 million compared to cash provided by financing activities of $26.1 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used in financing activities for the nine months ended September 30, 2015 and 2014 include $6.5 million and $6.5 million in principal payments on our long-term debt, respectively.

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

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2015 and 2014 was 2.0% and 2.2%, respectively. The weighted average interest rate for the nine months ended September 30, 2015 and 2014 was 2.0% and 2.1%, respectively, with an interest rate of 2.0% at September 30, 2015. The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2015, the outstanding principal balance of the Term Loan was $45.0 million.

Our credit agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 3.0 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At September 30, 2015, we believe we were in compliance with all covenants.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of September 30, 2015, $35.0 million in draws have been made on the facility and remain outstanding. The weighted average interest rate for the three months ended September 30, 2015 and 2014 was 2.0% and 2.2%, respectively. The weighted average interest rate for the nine months ended September 30, 2015 and 2014 was 2.0% and 2.1%, respectively, with an interest rate of 2.0% at September 30, 2015.

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

We incurred legal expenses of $0.1 million and zero for the nine months ended September 30, 2015 and 2014, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS may not be comparable to similarly titled measures used by other companies. Therefore, these non-GAAP measures should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as gross profit, operating income (loss) or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS should not be considered in isolation or as a substitute for GAAP measures such as net income (loss), gross profit, operating income (loss) or any other GAAP measure of liquidity or financial performance. Our Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings, Cash EPS or similarly titled measures in the same manner as we do. We prepare Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Gross profit	$20,354	$31,400	$73,840	$81,527
Depreciation and amortization related to cost of revenue	7,773	7,202	23,374	20,597

Gross Profit (excluding depreciation and amortization)	$28,127	$38,602	$97,214	$102,124

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

We define Cash Earnings as net income (loss) plus depreciation and amortization, impairment of goodwill, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, restructuring charges and non-recurring items. We define Cash EPS as Cash Earnings divided by diluted shares. Cash Earnings and Cash EPS are financial measures that are not calculated in accordance with GAAP.

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

Although Cash Earnings and Cash EPS are frequently used by investors and securities analysts in their evaluations of companies, Cash Earnings and Cash EPS have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Cash Earnings and Cash EPS do not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Cash Earnings and Cash EPS do not reflect changes in, or cash requirements for, our working capital needs;

•	Cash Earnings and Cash EPS do not reflect the stock based compensation component of employee compensation;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Cash Earnings and Cash EPS do not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Cash Earnings and Cash EPS or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$(10,879)	$5,930	$(5,701)	$13,986
Interest expense	502	588	1,521	1,634
Depreciation and amortization	8,094	7,530	24,401	21,607
Impairment of goodwill and intangibles	12,592	—	12,592	—
Gain on sales of property, plant and equipment, net of retirements	(10)	74	(23)	(9)
Stock-based compensation	973	1,307	2,955	3,650
Restructuring costs	1,316	—	7,514	—
Acquisition costs	121	—	121	2,922
Income tax expense	1,789	4,751	6,738	11,404

Adjusted EBITDA (non-GAAP measure)	$14,498	$20,180	$50,118	$55,194

Interest expense	(502)	(588)	(1,521)	(1,634)
Income tax expense	(1,789)	(4,751)	(6,738)	(11,404)

Cash Earnings (non-GAAP measure)	$12,207	$14,841	$41,859	$42,156

Diluted Shares	17,567	17,987	17,510	17,905

Cash EPS (non-GAAP measure)	$0.69	$0.83	$2.39	$2.35

Adjusted EBITDA (non-GAAP measure)	$14,498	$20,180	$50,118	$55,194
Capital expenditures	6,071	9,956	22,227	31,181

Unlevered Free Cash Flow (non-GAAP measure)	$8,427	$10,224	$27,891	$24,013

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

Adjusted EBITDA decreased by $5.7 million to $14.5 million for the three months ended September 30, 2015, from $20.2 million for the three months ended September 30, 2014. The decrease resulted from decreased revenue partially offset by cost savings from the cost reduction plans and separate cost savings initiatives focused on reducing third party spend. Adjusted EBITDA decreased by $5.1 million to $50.1 million for the nine months ended September 30, 2015, from $55.2 million for the nine months ended September 30, 2014. The decrease resulted from decreased revenue partially offset by cost savings from the cost reduction plans and separate cost savings initiatives focused on reducing third party spend.

Unlevered Free Cash Flow was $8.4 million in the quarter, a decrease of $1.8 million, or 17.6%, over the prior year quarter. The decrease in Unlevered Free Cash Flow during the three months ended September 30, 2015 was due to decreased Adjusted EBITDA. Unlevered free cash flow was $27.9 million for the nine months ended September 30, 2015, an increase of $3.9 million, or 16.1%, over the prior year. The increase in Unlevered Free Cash Flow were due to a decline in capital expenditures during the nine months ended September 30, 2015, as we execute on an increased capital discipline initiative.

Cash Earnings decreased by $2.6 million to $12.2 million for the three months ended September 30, 2015, from $14.8 million for the three months ended September 30, 2014. Cash Earnings decreased by $0.3 million to $41.9 million for the nine months ended September 30, 2015 from $42.2 million for the nine months ended September 30, 2014. These decreases resulted from decreased revenue partially offset by cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the nine months ended September 30, 2015 and 2014, 14.6% and 24.5%, respectively of our revenues were earned in non-U.S. currencies. At September 30, 2015 and 2014, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest rate risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2015 and December 31, 2014, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2015	2014
	(in thousands)
Effect on Net Income and Equity - Increase/Decrease:
1% Decrease/increase in rate	$798	$511
2% Decrease/increase in rate	$1,595	$1,022
3% Decrease/increase in rate	$2,393	$1,533

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP system, SAP (B1), as part of a multi-year plan to integrate and upgrade our systems and processes, which began June 1, 2015 and will continue in phases over the next year. We substantially completed the migration of our Western Hemisphere (excluding Brazil) and Corporate segments to SAP during 2015, and we are currently in the process of executing the migration of our remaining segments to SAP, which is expected to be completed during the Company’s fiscal year ending December 31, 2016.

As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

10.1	Second Amendment to Employment Agreement between the Registrant and Martin Jimmerson dated as of July 1, 2015 (filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2015, and incorporated by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 9, 2015	By:	/s/ MARTIN L. JIMMERSON, JR.
Martin L. Jimmerson, Jr.
Chief Financial Officer (Principal Financial & Accounting Officer)