Form 10-K
period 2015-12-31
RigNet, Inc.
filed 2016-02-29
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2015, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $540.9 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At February 20, 2016, there were outstanding 17,757,945 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2015 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1.	Business

For convenience in this Annual Report on Form 10-K, “RigNet”, the “Company”, “we”, “us”, and “our” refer to

RigNet, Inc. and its subsidiaries taken as a whole, unless otherwise noted.

Overview

We are a leading global provider of digital technology solutions to the oil and gas industry. Through a controlled and managed IP/MPLS (Internet Protocol/Multiprotocol Label Switching) global network, we deliver voice, data, video and other collaborative services under a multi-tenant revenue model. Our customers use our secure communications and private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications with their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, maritime vessels and regional support offices. To ensure the maximum reliability demanded by our customers, we deliver our services through our IP/MPLS global network, tuned and optimized for communications with remote endpoints, that serves oil and gas customers both in the United States and in international markets. As of December 31, 2015, we were the primary provider of remote communications and collaborative services to approximately 500 customers reaching about 1,100 remote sites located in approximately 50 countries on six continents. For the year ended December 31, 2015, our revenue generated from countries outside of the U.S. represented 70.5% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed oil and gas companies to make decisions based on reliable and secure real-time information carried by our network from anywhere in the world to their home offices. We deliver turn-key solutions and value-added services that simplify the management of multiple communications services, allowing our customers to focus their attention on their core oil and gas drilling, production and services operations. Our customer solutions enable broadband data, voice and video communications with quality, reliability, security and scalability that is superior to conventional switched transport networks. Key aspects of our services include:

•	managed services solutions offered at a per site, per day subscription rate primarily through customer agreements with terms that typically range from one month to three years, with some customer agreement terms as long as five years;

•	enhanced end-to-end IP/MPLS global network to ensure significantly greater network reliability, faster trouble shooting and service restoration time and quality of service for various forms of data traffic;

•	enhanced end-to-end IP/MPLS global network that allows new components to be plugged into our network and be immediately available for use (plug-and-play);

•	a network designed to accommodate multiple customer groups resident at a site, including rig owners (drillers), operators, service companies and pay-per-use individuals;

•	value-added services, such as remote video conferencing, WAN acceleration and WiFi hotspots, benefiting the multiple customer groups resident at a site;

•	proactive network monitoring and management through a network operations center that actively manages network reliability at all times and serves as an in-bound call center for trouble shooting, 24 hours per day, 365 days per year;

•	engineering and design services to determine the appropriate product and service solution for each customer;

•	Telecoms Systems Integration (TSI) services to design, assemble, install and commission turn-key solutions for customer telecommunications systems;

•	installation of on-site equipment designed to perform in extreme and harsh environments with minimal maintenance; and

•	maintenance and support through locally-deployed engineering and service support teams as well as warehoused spare equipment inventories.

We believe our solutions help our customers increase their revenue and better manage their costs and resource allocations through the delivery, use and management of real-time information. We believe our commitment to our customers and the embedded nature of our solutions strengthens and extends our customer relationships.

We believe we have lower capital expenditures than other remote communications providers because we do not own or operate any satellites, own terrestrial wireless facilities and landlines, or, as a general rule, own or operate teleport facilities and data centers. In order to provide our end-to-end services, we procure bandwidth from independent commercial satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. We generally own the network infrastructure and communications equipment we install at remote sites as well as co-located equipment in third-party teleport facilities and data centers, all of which we procure through various high quality equipment providers. By owning the network infrastructure and communications equipment on the customer premises, we are better able to ensure the high quality of our products and services and diagnostically select the optimal equipment suite and solution for each customer. Our network and communications services are designed to accommodate all customers at remote oil and gas sites including rig owners (drillers), operators, service companies and pay-per-use individuals, such as off-duty rig workers and visiting contractors, vendors and other visitors. Our remote communications services are initially offered to drillers, and the initial capital investment is scaled by up-selling communications services to other parties present on the rigs, such as operators, service companies and pay-per-use individuals, as well as through the cross-selling of value-added services.

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

The oil and gas industry depends on maximum reliability, quality and continuity of products and services. Oil and gas companies with geographically dispersed operations are particularly motivated to use secure and highly reliable communications networks due to several factors:

•	oil and gas companies rely on secure real-time data collection and transfer methods for the safe and efficient coordination of remote operations;

•	technological advances in drilling techniques have enabled increased exploitation of offshore deepwater reserves and development of unconventional reserves (e.g., shales and tight sands) that require real-time data access by personnel in field and head offices to optimize performance and maintain safety standards; and

•	transmission of increased data volumes and real-time data management and access to key decision makers enable customers to maximize operational results, safety and financial performance.

While we experience competition in our markets, we believe that our established relationships with customers and proven performance serve as significant barriers to entry.

Operations

We are a global provider of managed remote communications, TSI (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and maritime. Our business operations are divided into three reportable segments: Eastern Hemisphere, Western Hemisphere and TSI. For financial information about our reportable segments, see Note 13 – “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of our United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, and commissioning and after-sales service. Our TSI segment services are primarily performed out of our United Kingdom and United States based offices for customers globally.

As of December 31, 2015, we were serving 238 jack up, semi-submersible and drillship rigs, a decrease of 40 rigs since December 31, 2014. We calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of December 31, 2015 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as we do not consider these rigs to be addressable. We approximate our addressable market share to be 32.3% as of December 31, 2015, which is down compared to 35.5% as of December 31, 2014. As of December 31, 2015, we were serving 519 strategic initiative sites, a decrease of 43 sites since December 31, 2014. Strategic initiative sites include production facilities, support vessels and international onshore rigs. As of December 31, 2015, we were also serving 373 other sites, a decrease of 303 sites since December 31, 2014. Other sites include U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases. We had approximately a 13.8% market share for U.S. onshore drilling rigs based on Baker Hughes North America Rotary Rig Count for December 2015.

Our Strategy

To serve our customers and grow our business, we intend to pursue aggressively the following:

•	expand our share of offshore and onshore drilling rigs;

•	increase secondary customer penetration on our existing remote sites;

•	develop and market additional value-added products and services; and

•	extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions.

Expand our share of offshore and onshore drilling rigs: We intend to expand our drilling rig market share by increasing our penetration of the market for newly-built rigs, capturing existing rigs from competitors because of our superior performance, landing fleet-wide opportunities with major drillers, capturing opportunities made available as a result of potential drilling rig industry consolidation and improving penetration in new and underserved geographic markets. Because of our established relationships with our customers, reliable and robust service offerings and best-in-class customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers. Although management has observed the pace of cold stacking and scrapping of offshore rigs recently increasing, management plans to aggressively pursue higher specification new build offshore rigs. The table below presents global fixed and floating rigs which, as of December 31, 2015, are scheduled to be delivered between 2016 and 2019.

Fixed and Floating Rigs Scheduled for Delivery

Source: IHS-Petrodata RigBase Current Activity data as of December 31, 2015.

We intend to expand our penetration of the U.S. and international onshore drilling rig market. Although, the Baker Hughes U.S. land rig count has declined approximately 67.0% to 637 units as of late January 2016 since its recent peak of 1,931 in late November 2014, we believe we are well-positioned to increase our penetration in this segment because of our experience in the U.S. onshore drilling rig market, our in-depth understanding of the needs of oil and gas customers, high quality of service and global data network infrastructure. The Baker Hughes U.S. land rig count has declined approximately 62.1% to 698 units in late December 2015 from 1,840 in late December 2014.

Increase secondary customer penetration: We intend to continue to scale our initial capital investment with rig owners (drillers) by using our incumbent position at remote sites to serve other users on the rigs. We will seek to increase revenue with low incremental capital costs by up-selling our services to other parties on the rigs, production platforms and support vessels, including drillers, operators, services companies and pay-per-use individuals.

Develop and market additional value-added products and services: We intend to continue to serve our customers’ needs by commercializing additional products and services that complement our wide array of available remote communications services. We expect that over the next several years our customer base will require a variety of advanced products such as real-time functionality, videoconferencing, software acceleration technology, WiFi hotspots and media. These products will be further supported by our acquired TSI solutions and other services designed to meet the infrastructure needs of our customers.

Through our engineering expertise, technical sales force and operational capabilities, we will continue to position ourselves to capture new business opportunities and offer our customers a full range of remote communications services at different levels within customer organizations.

Extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions: Our market presence and proven quality of service offer significant organic growth opportunities in targeted adjacent upstream energy segments where we are well positioned to deliver remote communications solutions. Targeted segments include energy and non-energy related vessels (including seismic and offshore support and supply vessels), offshore fixed and floating production facilities and international onshore drilling rigs and production facilities.

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

In February 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR). As a result of this acquisition, we are expanding our services to include a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure.

In 2014, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners, Very Small Aperture Terminal (VSAT) interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide TSI business and a global L-band MSS retail energy business.

Additionally, in 2014, we executed an agreement with Inmarsat to be a distribution partner to deliver Inmarsat’s Global Xpress (GX) and L-band services to the energy sector worldwide. We expect to begin delivering GX services in mid to late 2016.

Competitive Strengths

As a leading global provider of digital technology solutions to the oil and gas industry, our competitive strengths include:

•	mission-critical services delivered with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play IP/MPLS global platform;

•	scalable telecoms systems using standardized equipment that leverage our global infrastructure;

•	customized TSI solutions provided by expert telecoms systems engineers;

•	flexible, provider-neutral technology platform;

•	long-term relationships with leading companies in the oil and gas industry; and

•	the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication.

Mission-critical services delivered by a trusted provider with global operations: Our focus on the oil and gas industry provides us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network reliability and responsive customer service, along with the high switching costs associated with changing of remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients around the world, except where U.S. government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more pleasing end user experience. Our ability to offer our customers such global coverage sets us apart from regional competitors at a time when our customers are expanding the geographic reach of their own businesses, exploring for oil and gas reserves in more remote locations and seeking remote communications partners that can match the breadth of their global operations and speed of deployment.

High-quality customer support with full-time monitoring and regional service centers: Our IP/MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2015, we had 42 service operations centers and warehouses to support and service our customers’ remote sites. A Global Network Operations Center located in Houston, Texas is staffed 24 hours per day, 365 days per year. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity. As of December 31, 2015, our onshore services were supported through a network of 15 field service centers and equipment depots, located in major oil and gas regions in the continental United States. Our onshore footprint allows us to respond with high quality same-day service for the shorter drilling cycles inherent in onshore drilling where rapid installation, decommissioning and repair services are required. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service centers.

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

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a sufficient amount of flexibility to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to remote sites located anywhere in the world. We install standardized equipment at each remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install at each site are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2015, we leased capacity from 42 satellites, and are co-located in 26 teleports and 32 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment at each site, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment at each site tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

Customized TSI solutions provided by expert telecoms systems engineers: Through the acquisition of Nessco Group Holdings Ltd (Nessco) and Inmarsat’s Enterprise Energy business unit, we now provide customized TSI solutions. As the demand for additional telecommunications products and telecoms systems continues to increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to remote communications customers. Our TSI solutions are custom designed, built and tested by expert engineers based on the customer’s specifications and requirements, as well as international industry standards and best practices. These services provide customers with improved telecoms system reliability, operational efficiency and cost savings. For those customers requiring reliable remote communications services, maintenance and support services and customized solutions for their network infrastructures, RigNet provides a one-stop-shop to satisfy these demands.

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

Service Offerings

We offer a comprehensive communications package of voice, data, video, networking and real-time data management to offshore and land-based remote locations. We are a single source solutions provider that links multiple offshore or remote sites with real-time onshore decision centers and applications.

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

TSI

As the demand for additional telecommunications products and telecoms systems continues to increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to our customers. Our TSI solutions are custom designed, engineered and built based on the customer’s specifications and requirements, as well as international industry standards and best practices. Each TSI project includes consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. These services provide our customers with improved telecoms systems reliability, operational efficiency and cost savings.

Our TSI services are provided principally out of our custom built, 26,000 square foot facilities in Aberdeen, Scotland. This facility has been specifically designed to facilitate the end-to-end process of telecoms systems mechanical fabrication, build and assembly through to final TSI Testing (SIT) and Factory Acceptance Testing (FAT). The workshops are fully provisioned with all the tools, equipment and the skilled engineers and technicians necessary to complete all operations in house, maintaining total control of both of the engineering and quality of all the processes involved in the completion of each project.

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

TurboNet Solutions

Our customers are increasingly pushing software application use to the edge of their networks (remote sites such as drilling rigs, production facilities and vessels). While VSAT connections are reliable, many software applications are not designed to perform optimally over highly latent satellite links. Working with Riverbed Technology, Inc. (Riverbed) we deploy infrastructure appliances to improve the performance of client-server interactions over WANs without breaking the semantics of the protocols, file systems or applications. Whether our customers are copying a file from a distant file server, getting mail from a remote exchange server, backing up remote file servers to a main datacenter or sending very large files to colleagues at headquarters, slow WANs cost time and money. The costs are borne in redundant infrastructure, over-provisioned bandwidth, and lost productivity.

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

SOIL (Secure Oil Information Link)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary extranet, known as the Secure Oil Information Link (SOIL), enabling oil companies and their counterparties, such as rig owners (drillers), service companies and application service providers, to connect and collaborate on a high-speed, secure and reliable basis. As of December 31, 2015, SOIL’s value-added services were being provided to more than 200 oil and gas operators, service companies and other industry suppliers throughout the North Sea region. These customers use SOIL services to collaborate with partners and suppliers or for internal company communications.

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

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. Although no single customer accounted for 10.0% or more of revenue in 2015, our top 5 customers accounted for 21.3% of our total revenue for 2015.

Suppliers

Although we have preferred suppliers of telecommunications and networking equipment, nearly all technology utilized in our solutions is available from more than one supplier. The standardized equipment may be deployed across any site in any geographic area.

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

Employees

As of December 31, 2015, we had approximately 546 full time employees consisting of 61 employees in sales and marketing, 87 employees in finance and administration, 380 employees in operations and technical support and 18 employees in management.

We have a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. For the years ended December 31, 2015 and 2014, we made matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2% and 6% of such employee’s eligible compensation, up to the maximum amount permitted by law. Effective January 1, 2016, we suspended our matching contributions under the 401(K) plan. Under the amended plan, we may later approve a discretionary matching contribution. We are taking this action in response to reduced oil and gas activity.

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

Our organic growth has also been complemented by several strategic acquisitions which have expanded our service offerings. In 2015, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners; VSAT interests in Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a worldwide TSI business; and a global L-band MSS retail energy business.

Principal Executive Offices

Our principal executive offices are located at 1880 S. Dairy Ashford, Suite 300, Houston, Texas 77077. Our main telephone number is +1 (281) 674-0100.

Company Website and Available Information

The Company’s internet website is www.rig.net. The information found on our website is not incorporated into this annual report. The Company makes available free of charge on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs;

•	our strategy;

•	our resource reallocation activities and related expenses;

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage; and

•	the costs associated with being a public company.

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

About Third-Party Information

In this report, the Company relies on and refers to information regarding industry data obtained from market research, publicly available information, industry publications, and other third parties. Although the Company believes the information is reliable, it cannot guarantee the accuracy or completeness of the information and has not independently verified it.

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

A large portion of our business is subject to the volatility of the global oil and gas industry and our business is likely to fluctuate with the level of global activity for oil and natural gas exploration, development and production.

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

Our future performance depends on our ability to attract and retain highly qualified key technical, development, sales, services and management personnel, including personnel in all of the various regions of the world in which we operate. The loss of key employees could result in significant disruptions to our business, and the integration of replacement personnel could be costly and time consuming, could cause additional disruptions to our business, and could be unsuccessful. We cannot guarantee the continued employment of any of the members of our senior leadership team, who may depart our company for any number of reasons, such as other business opportunities, differing views on our strategic direction or other personal reasons. We do not carry key person life insurance covering any of our employees.

As our stock price has declined, the retention effect from stock based long-term incentives has declined.

We recently experienced significant management turnover. In our Current Report on Form 8-K filed with the SEC on July 2, 2015, we announced that Marty Jimmerson resigned from the position of Senior Vice President & Chief Financial Officer (CFO) effective as of the transition to the new CFO in December 2015.

As announced in our Current Report on Form 8-K filed with the SEC on December 8, 2015, Charles Schneider was appointed to serve as CFO in December 2015.

As announced in our Current Report on Form 8-K filed with the SEC on January 7, 2016, Marty Jimmerson, our former CFO, was appointed Interim Chief Executive Officer (CEO) and President, to replace Mark Slaughter, our prior CEO and President effective January 7, 2016. Marty Jimmerson’s appointment will continue while we search for a permanent CEO and President.

Our ability to efficiently manage our business and pursue our growth strategy depends on our ability to attract and retain a highly qualified CEO.

If oil prices experience further price declines, the market price for our stock may be adversely impacted.

Oil prices have undergone a significant and sustained decline since the recent peak in the second half of 2014. Recent volatility has seen WTI oil prices drop from a high of $107.26 on June 20, 2014, to a low of $26.21 on February 11, 2016. During this time, the closing price for our common stock as reported by NASDAQ declined from a high of $57.04 on July 14, 2014 to a low of $11.75 on February 11, 2016. This near term volatility may affect future prices in 2016 and beyond. The volatility of the energy markets makes it difficult to predict future oil and natural gas price movements with any certainty. Although we believe our customers will be dependent upon real-time voice and data communication services and systems integration solutions to optimize their oil and gas production and development in an environment with lower energy prices, a prolonged significant reduction in the price of oil and natural gas will likely affect drilling and production levels and therefore could affect demand and pricing for the communication services and systems integration solutions we provide. In addition, a prolonged significant reduction in energy prices could make it more difficult for us to collect outstanding account receivables from our customers. As such, if oil prices face continued stagnation or experience further price declines, our results of operations and the market price of our stock could be adversely impacted which could subject our stockholders to losses and us to takeover bids or lead to action by NASDAQ.

As oil and gas prices and market activity deteriorate, we may accept riskier contractual terms and conditions

As oil and gas prices and market prices deteriorate, as mentioned in the previous risk factor, we may accept riskier contractual terms and conditions. Accepting riskier contractual terms and conditions may be necessary to execute on our strategy of defending and expanding our market share in the current macro-economic environment. Examples of such terms and conditions include allowing for the customer to cancel, have reduced bandwidth or have a reduced scope of service under certain conditions. Additional examples of such terms include offering to pay a customer’s cancellation fees or remaining term of a remote communications contract with a competitor in exchange for switching to us as their remote communications provider. Such terms and conditions may have an adverse impact on our contractual recourse, financial condition and results of operations.

We have contractual commitments, under certain conditions, for the purchase of GX space segment, and in the event that the GX Ka band service does not perform as expected or is not accepted by our customers, we may not be able to resell the capacity or may only be able to make sales at prices that impair our margins and financial results.

We do not own, lease or operate satellites. We acquire space segment capacity from various providers. Historically, we have purchased space segment, on a regional basis, in contract amounts up to $5.0 million, primarily C band and Ku band. We have historically had multiple contracts with each provider. In 2014, we entered into an agreement with Inmarsat to purchase, under certain conditions, up to $65.0 million of Ka segment on Inmarsat’s GX system over five years. The GX system operates over geo-synchronous orbits rather than medium orbits. This commitment is subject to a number of commercial, technical and other requirements, which if not met, reduce the Company’s obligations below $65.0 million. Some of this capacity is already available but is expected to be fully available sometime in 2016. This Ka band capacity is expected to supplement a portion of existing Ku and C band services. In the event that the new GX service does not perform as expected, is not accepted by a portion of our customers as expected or is not sold at acceptable prices, our margins and financial results could be adversely impacted. The GX system deployment will require capital expenditures to place new equipment with our customers, and if the GX system is not successful, we will not be able to earn the financial returns consistent with prior investments and our margins and financial results could be adversely impacted.

Our revenue and earnings are largely dependent on the award of new contracts that we do not directly control.

A substantial portion of our revenue and earnings is generated from large-scale and increasingly international project awards. The timing of when project awards will be made is unpredictable and largely outside of our control. We operate in highly competitive markets where it is difficult to predict whether and when we will receive awards since these awards and projects often involve complex and lengthy negotiations and bidding processes. These processes can be impacted by a wide variety of factors including financing contingencies, commodity prices, overall market and economic conditions, governmental and environmental approvals. In addition, we may not win contracts that we have bid upon due to price, a client’s perception of our ability to perform and/or perceived technology advantages held by others. In these highly competitive times, many of our competitors may be more inclined to take greater or unusual risks or terms and conditions in a contract that we might not deem market or acceptable. Because a significant portion of our revenue is generated from large projects, our results of operations can fluctuate from quarter to quarter and year to year depending on whether and when project awards occur and the commencement date and progress of work under any awarded contracts. As a result, we are subject to the risk of losing new awards to competitors or the risk that revenue may not be derived from awarded projects as quickly as anticipated.

Delays in the timing of the awards or potential cancellations of such prospects as a result of economic conditions, material and equipment pricing and availability or other factors could impact our long-term projected results. Since a significant portion of our revenues is generated from such projects, our results of operations and cash flows can fluctuate significantly from quarter to quarter depending on the timing of our contract awards and the commencement or progress of work under awarded contracts.

Many of our contracts with customers may be terminated by our customers on short notice without penalty, which could harm our business, financial condition and results of operations.

Customers may switch service providers without incurring significant expense relative to the annual cost of the service. Our agreements generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, many of our customer agreements may be terminated by our customers for no reason and upon short notice. Terms of customer agreements typically vary with a range from short-term call out work to three years, with some customer agreement terms as long as five years. Work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the customer agreements. If we are not able to retain our customers, we would not receive expected revenues and may continue to incur costs, such as costs to secure satellite bandwidth under agreements with third-party satellite communication services providers which may not be as easily or as quickly terminated without penalty, resulting in harm to our business, financial condition and results of operations. The loss of a drilling contractor customer site can also limit or eliminate our ability to provide services to other customers on the affected drilling rigs.

Most of our contracts are on a fixed price basis and if our costs increase, we may not be able to recover these cost increases.

Most of our contracts provide for a fixed price per month for our communications services and for a fixed price for our TSI projects. If our costs to provide those services increase, such as the cost to secure bandwidth or the cost to secure personnel or labor, we may not be able to offset our increased costs by increasing the rates we charge our customers until our next contract renewal, which could have a material adverse effect on our business, financial condition and results of operations.

Our ability to resolve the contractual dispute with a certain TSI customer could harm our business, financial conditions and results of operations.

As disclosed in Note 10 – “Commitments and Contingencies” in the Consolidated Financial statements included in this Annual Report on form 10-K, our TSI business has a dispute related to a contract associated with a percentage completion project. We believe these amounts, which the customer is disputing, are owed under a customer contract where we have a contractual right to payment for work related to certain change orders. The Company has initiated the dispute resolution process under the contract and is actively working with the customer to resolve the matter.

Our ability to resolve the dispute could take significant time, management attention and expense. The ultimate outcome of the dispute or actual loss from the project could harm our business, financial conditions and results of operations.

The TSI line of service brings risks that could adversely affect our business and operations.

To sustain results from our systems integration business, we must maintain a backlog or pipeline of future projects. Demand for systems integration projects is dependent on the capital expenditure budgets for systems integration projects of our customers in the global business of exploration, development and production of oil and natural gas. Reductions in our customers’ capital expenditure budgets for systems integration projects can have an adverse impact on our financial results.

A large portion of our systems integration profits and revenues are accounted for under the percentage of completion accounting methodology which has unique risks described below in the risk factor “Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.”

A large portion of systems integration projects are pursuant to fixed price contracts. If we fail to successfully keep costs to the budgeted margin or are unable to purchase or contract for equipment, supplies and labor at budgeted costs and in a timely manner we may suffer losses.

TSI contracts are generally priced based in part on cost and scheduling estimates that are based on assumptions including the price and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may not be able to obtain compensation for additional work performed or expenses incurred. Additionally, we may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

The uncertainty of our contract award timing can also present difficulties in matching workforce size with contract needs. In some cases, we maintain and bear the cost of a ready workforce that is larger than necessary under existing contracts in anticipation of future workforce needs for expected contract awards. If an expected contract award is delayed or not received, we may incur additional costs resulting from reductions in staff or redundancy of facilities which could have a material adverse effect on our business, financial condition and results of operations.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenue or profits.

Under our accounting policies, we measure and recognize a large portion of our TSI profits and revenue under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenue and profits ratably over the life of a contract by comparing the amount of the cost incurred to date against the total amount of cost expected to be incurred. The effect of revisions to revenue and estimated cost is recorded when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could result in a material reduction or reversal of previously recorded revenue or profits.

Our resource reallocation and restructuring activities may negatively impact our operations.

In 2015, we instituted a series of measures designed to reduce costs and improve our competitive position. As part of these measures, we incurred pre-tax expense of approximately $7.4 million in 2015, consisting primarily of employee separation costs and costs associated with closing certain company locations.

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

Our ability to retain customers depends on many factors, including:

•	our successful execution of marketing and sales strategies, including the acceptance of our value proposition; service delivery and customer care activities, including new account set up and billing; and our credit and collection policies;

•	Our ability to fund necessary capital expenditures as required by our customers

•	our ability to successfully obtain additional financing for the continued operation and build-out of our systems and networks;

•	actual or perceived quality and coverage of our networks;

•	public perception about our brands;

•	our ability to anticipate and develop new or enhanced technologies, products and services that are attractive to existing or potential customers;

•	our ability to access additional bandwidth at competitive rates;

•	our ability to attract, hire and maintain qualified personnel to meet customers’ needs;

•	our ability to maintain and develop new sites for the placement of our equipment to provide our services; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new technologies, products and services that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

Our failure to retain customers could have a material adverse effect on our business financial condition and results of operations.

Our industry is highly competitive and if we do not compete successfully, our business, financial condition and results of operations will be harmed.

The telecommunications industry is highly competitive. We expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. As the prices of our services decrease, we will need to sell more services and/or reduce the per-site costs to improve or maintain our results of operations. Historically, our primary global competitor has been Harris Corporation’s Harris CapRock Communications. Recently ITC Global, backed by a private equity investment firm, as well as Speedcast and Tampnet have begun to expand their presence as active providers of satellite communications services to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. Some of our competitors have longer operating histories and substantially greater financial resources. Their greater financial resources may also make them better able to withstand downturns in the market, to expand into new areas more aggressively or to operate in developing markets without immediate financial returns. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations and their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

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

The communications industry is characterized by rapid changes in technology, new evolving standards, emerging competition and frequent new product and service introductions. As an example of technological change that could impact our business, some remote communications providers are offering the use of Ka-band satellite service, instead of or in addition to the Ku-band and C-band satellite space segments used today. Ka-band services over medium orbit satellites are already available. This might impair our business if other providers are more successful than us in using Ka-band services to meet customer needs.

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

Although there is a strong focus on technology development within the oil and gas industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk averse with respect to adopting new solutions and technologies in the area of remote communications due to these services being so integral to highly-complex drilling, completion and production operations. Some drilling contractors, oil and gas companies and oilfield service companies may choose not to adopt new solutions and technology, such as our remote communications and collaboration applications solutions, which may limit our growth potential.

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

The Company is in the process of implementing a new ERP system. The Company has implemented the ERP in the Western Hemisphere Reportable Segment, excluding Brazil, and expects to fully transition to the new ERP across the entire Company as early as 2016. The Company anticipates that significant internal and external resources will be required. However, if the implementation of the ERP does not proceed as expected, it could negatively impact the Company’s current operating service levels, its system of internal controls over financial reporting, require additional resources and significant financial commitments, result in potential transition delays, impede the Company’s ability to order materials, generate management reports, invoice customers, and comply with laws and regulations. Any of these types of disruptions could have a material adverse effect on the financial position and the financial results of the Company.

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

We compete for satellite capacity with a number of commercial entities, such as broadcasting companies, and governmental entities, such as the military. In certain markets, the availability and pricing of capacity could be subject to competitive pressure, such as during renewals. There is no guarantee that we will be able to secure the capacity needed to conduct our operations at current rates or levels going forward. The inability to obtain sufficient satellite bandwidth on commercially reasonable terms could harm our business, financial condition and results of operations. In certain markets, the availability of bandwidth may be restricted by local governments when needed to support military operations, and in the event of such an action, there is no guarantee that we will be able to secure the capacity needed to conduct our operations, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to provide products and services for the operation of our business. Failures by third-party providers could harm our business and reputation and result in loss of customers and revenue.

A significant part of our operations and growth depends on third-party providers delivering reliable communications connections, networks, equipment, maintenance, repair and satellite transponder capacity, subjecting our business, reputation and customer revenue to risks beyond our control, such as:

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

Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from certain risks, including satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties, which could harm our business, financial condition and results of operations. Even if we take precautions, the occurrence of any of these risks or other unanticipated problems arising from third-party services could result in interruption in the services we provide to customers. Any of these occurrences could harm our business, financial condition and results of operations.

Additionally, we rely upon and expect to continue to rely upon a limited number of third-party suppliers to supply the equipment required to provide our services, such as the equipment we install on offshore drilling rigs in order to provide remote communication services. Although this equipment is commercially available from more than one supplier, there are a limited number of suppliers of such equipment. Further, price and quality vary among suppliers. If the suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers, the availability and pricing of the equipment that we purchase could be materially adversely affected. In addition, we prefer to use a small group of suppliers and standardized equipment as much as possible so that we are installing generally the same equipment and therefore can maintain smaller quantities of replacement parts and equipment in our warehouses. If we need to change suppliers for any reason, we will incur additional costs due to the lack of uniformity and need to warehouse a broader array of replacement parts and equipment. In addition, we typically rely on our equipment suppliers to obtain authorizations or type-approvals to operate the supplier’s equipment in the various countries we offer services. If, due to a highly protectionist country, our supplier or RigNet is not able to obtain such equipment type-approvals from that country’s regulator, we will not be able to operate that particular equipment and our pool of available suppliers will be reduced.

Further, significant portions of the work performed under our systems integration contracts rely upon third-party suppliers for equipment and materials. If the amounts we are required to pay for equipment and supplies exceed what we have estimated, especially in a fixed-price systems integration contract, we may suffer losses on these contracts. If a supplier fails to provide supplies or equipment as required under a negotiated contract for any reason, or provides supplies or equipment that are not an acceptable quality, we may be required to source those supplies or equipment on a delayed basis or at a higher price than anticipated, which could negatively impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications or time tables. These risks may be intensified if these suppliers experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the materials or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or a small number of contracted suppliers, there can be no assurance that the marketplace can provide these products in a timely manner, or at the costs we had anticipated. A failure by a supplier to comply with applicable laws, rules or regulations could negatively impact our business.

Any failure on our part to perform under our customer service contracts due to the failures of our third-party providers could result in: (i) loss of revenue despite continued obligations under our contractual arrangements; (ii) possible cancellation of customer contracts; (iii) incurrence of additional expenses to reposition customer antennas to alternative satellites or otherwise find alternate service; (iv) incurrence of additional expenses to replace existing equipment due to lack of continued availability of such equipment or repair parts; (v) breach of contract claims; and (vi) damage to our reputation, which could negatively affect our ability to retain existing customers or to gain new business.

A significant portion of our revenue is derived from a relatively small number of customers and the loss of any of these customers would materially harm our business, financial condition and results of operations.

We continue to diversify our customer base but still receive a significant portion of our revenue from a relatively small number of large customers, among them being Royal Dutch Shell Plc, Ensco Plc, Seadrill, Noble Corporation Plc and Paragon Offshore Plc. Although none of these customers represents more than 10% of our annual revenue, should a material customer terminate or significantly reduce its business with us, our business, financial condition and results of operations would be materially harmed.

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

A LOS system operates by relaying microwave communications from one microwave site to another that are within visible sight of another in a microwave relay leg. Although the Company makes reasonable attempts to build redundancy into the microwave system, when a microwave site on a microwave relay is rendered inoperable subsequent dependent sites are also rendered inoperable. As such the risk of a microwave site being rendered inoperable by weather, technical failure or other means will likely cascade to other dependent microwave sites. We do not insure for loss of a microwave site or business interruption caused by the loss of such a site as we believe the cost of such insurance outweighs the risk of potential loss.

Any loss of a rig on which our equipment is located will likely lead to a complete loss of our equipment on that rig and a loss of the revenue related to that rig.

At the commencement of a new service contract for a rig, we generally install approximately $0.1 million to $0.6 million and as high as $1.0 million worth of equipment on each offshore drilling rig. If a rig were to sink or incur substantial damage for any reason, we would most likely lose all of our equipment. We do not insure for such losses as we believe the cost of such insurance outweighs the risk of potential loss. In addition to the loss of the equipment, we would likely lose the revenue related to that rig under the terms of most of our existing contracts. Also, we may be committed to paying the costs to secure satellite bandwidth for that rig under agreements with third-party satellite communication providers even after the rig is no longer in service. Losses of rigs can occur as a result of catastrophic events such as hurricanes, fire or sinking. Such catastrophic events can occur without notice, but have historically been infrequent.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our U.S. services are provided on a private carrier basis. As such, these services are subject to light or no regulation by the Federal Communications Commission (FCC) and state public utility commissions (PUCs). If the FCC or one or more PUCs determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

In 2014, we completed the purchase of Inmarsat’s Enterprise Energy business unit which included services, facilities and licenses, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and leases for wireless communications service licenses. RigNet also acquired authorization to provide intrastate telecommunications services in two states: Texas and Louisiana. As a result of these additional product and service offerings and the multiple licenses acquired from Inmarsat, during 2014, RigNet was subject to more expansive, and in some cases, more stringent regulation by the FCC and state public utility commissions than in the past. As part of the Inmarsat integration process, RigNet rescinded its Competitive Local Exchange Carrier status in Texas and Louisiana and its Interexchange Carrier status in Texas, as well as its international 214 license, to align its regulatory position as a private carrier only.

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

Like the FCC, the state PUCs impose various regulatory fees, universal service, reporting and prior approval requirements for transfer or assignments. The FCC and state PUCs have jurisdiction to hear complaints regarding the compliance or non-compliance with these and other common carrier requirements of the Act and the FCC’s rules, and similar state laws.

If the FCC or a state PUCs determines that RigNet has not complied with federal and/or state regulatory requirements, we may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, license revocation, or other penalties.

Our international operations are also regulated by various non-U.S. governments and international bodies. These regulatory regimes frequently require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards and requirements. The adoption of new laws or regulations, changes to the existing regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, results of operations and financial condition.

Changes to the FCC’s Universal Service Fund (USF) Regime or state universal service fund regimes or findings that we have not complied with USF requirements or state universal service fund regimes may adversely affect our financial condition.

Several proceedings pending before the FCC have the potential to significantly alter our Universal Service Fund (USF) contribution obligations. The FCC is considering: (1) changing the basis upon which USF contributions are determined from a revenue percentage measurement, as well as increasing the breadth of the USF contribution base to include certain services now exempt from contribution; (2) the classification of Multi-Protocol Label Switching (MPLS); and (3) the classification of various IP-enabled services. Adoption of these proposals could have a material adverse effect on our costs of providing service. We are unable to predict the timing or outcome of this proceeding.

We cannot predict the application and impact of changes to the federal or state USF contribution requirements on the communications industry generally and on certain of our business activities in particular. Changes in the federal or state USF requirements or findings that we have not met our obligations could materially increase our USF contributions and have a material adverse effect on our business, financial condition and results of operations.

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

If we infringe or if third parties assert that we infringe third-party intellectual property rights we could incur significant costs and incur significant harm to our business.

Third parties may assert infringement or other intellectual property claims against us, which could result in substantial damages if it is ultimately determined that our services infringe a third-party’s proprietary rights. Even if claims are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from our other business concerns.

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

We operate in approximately 50 countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. However, because operations in some countries may be temporary, the total number of countries fluctuates. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

•	sometimes vague and confusing regulatory requirements that may be subject to unexpected changes or interpretations;

•	import and export restrictions;

•	tariffs and other trade barriers;

•	difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	differences in employment laws and practices among different countries, including restrictions on terminating employees;

•	differing technology standards;

•	fluctuations in currency exchange rates;

•	imposition of currency exchange controls;

•	potential political and economic instability in some regions;

•	legal and cultural differences in the conduct of business;

•	lack of traditional concepts of due process and sometimes arbitrary application of laws and sanctions, including criminal charges and arrests;

•	difficulties in raising awareness of applicable United States laws to our agents and third-party intermediaries;

•	potentially adverse tax consequences;

•	difficulties in enforcing contracts and timely collecting receivables;

•	difficulties and expense of maintaining international sales distribution channels; and

•	difficulties in maintaining and protecting our intellectual property.

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

We are subject to a number of applicable export control laws and regulations of the United States as well as comparable laws of other countries. We cannot provide services to certain countries subject to United States trade sanctions administered by the Office of Foreign Asset Control of the United States Department of the Treasury or the United States Department of Commerce unless we first obtain the necessary authorizations. If our customers move their sites into countries subject to certain sanctions, we may not be able to serve them, in which case, our revenues will be adversely impacted and we may have additional costs incurred as well. In addition, we are subject to the Foreign Corrupt Practices Act that, generally, prohibits bribes or unreasonable gifts to non-U.S. governments or officials and may be subject to anti-corruption laws of other countries in which the Company may operate or may otherwise have a substantial business connection. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, and more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. In certain countries, we engage third-party agents or intermediaries to act on our behalf in dealings with government officials, such as customs agents, and if these third-party agents or intermediaries violate applicable laws, their actions may result in penalties or sanctions being assessed against us.

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

Acquisitions involve numerous risks, including difficulties integrating the purchased operations, technologies or products, unanticipated costs and other liabilities, diversion of management’s attention from our core business, adverse effects on existing business relationships with current and/or prospective partners, customers and/or suppliers, risks associated with entering markets and business lines in which we have no or limited prior experience and potential loss of key employees. We may not be able to successfully integrate any businesses, assets, products, technologies or personnel that we might acquire in the future without a significant expenditure of operating, financial and management resources, if at all. The integration process could divert management time from focusing on operating our business, result in a decline in employee morale or cause retention issues to arise from changes in compensation, reporting relationships, future prospects or the direction of the business.

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

Problems integrating the expanded services and technologies acquired in the Inmarsat’s Enterprise Energy business unit transaction could adversely impact our financial results. These expanded services and technologies include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drillers, producers and energy vessel owners, VSAT interests in Canada, an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide TSI business and a global L-band MSS retail energy business. Integrating these services and technologies may take considerable expense and management time.

Additionally, we may have to incur amortization expenses related to certain intangible assets and incur large and immediate write-offs and restructuring and other related expenses, all of which could harm our operating results and financial condition. Integrating the accounting and business processes for this transaction may take considerable expense and management time.

If we are unsuccessful in the integration of Inmarsat’s Enterprise Energy business unit acquisition and are unable to efficiently operate as a combined organization, our business, financial condition and results of operations may be materially harmed.

Future adjustments to contingent purchase price related to acquisitions could materially affect our results.

From time to time we acquire companies with a component of the purchase consideration being delayed and the payment thereof contingent on certain performance or other factors (the contingent purchase price). The accounting principles generally accepted in the United States require that we estimate the amount of the contingent purchase price at the time we complete the acquisition. Each subsequent reporting period (until the contingent purchase price is either paid or no longer potentially payable), we are required to re-evaluate the estimated amount of remaining contingent purchase price that is likely to be paid. If the revised estimate of the future contingent purchase price is higher than the amount accrued, then the difference must be accrued and charged to the statement of comprehensive income in that period. If the revised estimate of the future contingent purchase price is lower than the amount accrued, then the accrual is reduced and the difference is credited to income for the period. Because some of these payments would not be deductible for tax purposes, it is possible that the expense (or income) would not be tax-effected on our income statements. These adjustments, if required, could be material to our future results of operations. There were no purchase price contingencies outstanding as of December 31, 2015. As a result of the Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) transaction that closed in February 2016 we have certain contingent purchase price arrangements.

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

If during our due diligence of an acquisition opportunity we do not discover legal, regulatory, accounting, finance or other adverse matters and close on the acquisition, it may have an adverse impact on financial results and the ability to operate an acquisition as part of a combined entity.

During our due diligence of an acquisition opportunity we attempt to identify legal, regulatory, financial, internal controls or accounting problems that may prevent a successful integration that may include but are not limited to: Foreign Corrupt Practice Act (FCPA) matters, regulatory hurdles, fraudulent legal, internal controls, financial and accounting representations of the business to be purchased, undisclosed side agreements, undisclosed liabilities, potential liabilities, commitments, contingencies, future cash outflows, identity and role of key employees, state of customer relationships, major contractual arrangements and going-concern issues. If we do not discover material adverse legal, regulatory, accounting, finance or other matters and close, it may adversely impact financial results and the ability to operate as a combined entity.

Growth in strategic initiatives, emergence into new or adjacent market segments or the addition of strategic acquisitions may result in reduced consolidated financial margins.

As we continue to pursue organic growth opportunities in targeted remote communications market adjacencies and expand our competitive market position through strategic acquisitions, financial margins for these new operations may be less than our current operations. The consolidation of these financial margins could result in reduced margins on a consolidated level.

We may need to raise additional funds to pursue our growth strategy or continue our operations, and if we are unable to do so, our growth may be impaired.

Notwithstanding our action in response to reduced oil and gas activity, we plan to pursue a growth strategy in the future. We have made significant investments to grow our business. Additional investments will be required to pursue further growth in the future and to respond to technological innovations and competition. There is no guarantee that we will be able to obtain additional financing or financing on favorable terms. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business or to develop new business at the rate desired and our business, financial condition and results of operations may be harmed.

Our credit agreement places financial restrictions and operating restrictions on our business, which may limit our flexibility to respond to opportunities and may harm our business, financial condition and results of operations.

The restrictions and financial covenants in our credit agreement, and any future financing agreements, could restrict our ability to finance future operations or capital needs or to engage, expand or pursue our business activities.

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

During the year ended December 31, 2015, 15.4% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material effect on our earnings or the value of our assets. Additionally, we may incur foreign exchange risk due to certain intercompany financing and other transactions. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

As of February 20, 2016, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 27.7% of our outstanding voting power. Additionally, as of February 20, 2016, funds associated with Arrowpoint Asset Management, LLC, owned in the aggregate shares representing approximately 13.8% of our outstanding voting power. As a result, any of these stockholders could potentially have significant influence over all matters presented to our stockholders for approval, including election or removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

Provisions in our certificate of incorporation and bylaws and in the Delaware General Corporation Law may make it difficult and expensive for a third-party to pursue a takeover attempt we oppose even if a change in control of our Company would be beneficial to the interests of our stockholders. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. In our certificate of incorporation, our board of directors has the authority to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the powers, preferences and rights of each series without stockholder approval. The ability to issue preferred stock could discourage unsolicited acquisition proposals or make it more difficult for a third-party to gain control of our Company, or otherwise could adversely affect the market price of our common stock. Further, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. This section generally prohibits us from engaging in mergers and other business combinations with stockholders that beneficially own 15% or more of our voting shares, or with their affiliates, unless our directors or stockholders approve the business combination in the prescribed manner. Our bylaws require that any stockholder proposals or nominations for election to our board of directors must meet specific advance notice requirements and procedures, which make it more difficult for our stockholders to make proposals or director nominations.

We have a small market capitalization and lower trading volume compared to most publicly traded companies. If, due to our size, securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

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

Market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and us to takeover bids or lead to action by NASDAQ. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts’ expectations or prior Company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on our stock price; changes in the valuation of our deferred tax assets;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base;

•	announcements by us or our competitors of acquisitions, new products or technologies;

•	our GX commitment;

•	disruption to our operations or those of other companies critical to our network operations;

•	market speculation or announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, products and services on a timely and cost-effective basis;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions, in our common stock;

•	any significant change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications industries, the U.S. economy and global market conditions.

An impairment of goodwill, intangibles, property, plant and equipment could reduce our earnings and stockholders’ equity.

As of December 31, 2015, our consolidated balance sheet includes $18.1 million in goodwill and $19.0 million of intangible assets. Refer to Note 5 – “Goodwill and Intangibles” in our consolidated financial statements included in this Annual Report on Form 10-K. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable. Similarly, impairment testing is performed on intangibles when events or circumstances indicate that the carrying value of the assets may not be recoverable. If we were to determine that any of our remaining balance of goodwill or intangibles was impaired, we would record an immediate non-cash charge to earnings with a corresponding reduction in goodwill or intangibles, as applicable, which could reduce our earnings and stockholders’ equity.

As a result of the July 2015 annual impairment test, we recognized $12.6 million in impairment consisting of $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles, the full amounts within our North America Land reporting unit, which reports through our Western Hemisphere reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value.

In December 2015, we assessed that the fair value of property, plant and equipment was impaired by $1.7 million, as the carrying value exceeded fair value, as a result of further declines in the U.S. land rig counts since July 2015.

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

Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Facilities

Our headquarters are located in Houston, Texas. We lease our headquarters facility, which comprises approximately 34,611 square feet of office space. The term of this lease runs through August 31, 2018. We also own a custom built, approximately 26,000 square foot facility in Aberdeen, Scotland through which we provide, among other services, our TSI solutions and that serves as one of our regional offices.

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

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low
Year Ended December 31, 2015
Fourth Quarter	$31.95	$19.33
Third Quarter	$30.64	$23.85
Second Quarter	$39.33	$29.43
First Quarter	$40.53	$26.66
Year Ended December 31, 2014
Fourth Quarter	$46.79	$34.91
Third Quarter	$57.04	$39.51
Second Quarter	$53.82	$45.51
First Quarter	$55.99	$42.08

There were approximately 224 holders of RigNet’s common stock on record as of February 20, 2016.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 15, 2010 (the first day our stock began trading on NASDAQ) through December 31, 2015, with the cumulative total return on the NASDAQ Composite Index, the PHLX Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oil field equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 15, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/15/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015

RigNet, Inc. (1)	$100	$109	$133	$163	$382	$327	$165
NASDAQ	$100	$101	$100	$115	$160	$181	$191
Oil Service Sector	$100	$104	$92	$93	$119	$89	$67
NASDAQ Telecommunications	$100	$102	$89	$91	$113	$123	$113

(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sales occurred.

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

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:

Revenue	$271,260	$330,174	$220,710	$161,669	$109,355

Expenses:
Cost of revenue (excluding depreciation and amortization)	163,238	188,209	118,881	81,071	48,645
Depreciation and amortization	32,471	29,462	21,049	17,534	14,584
Impairment of goodwill, intangibles, and property, plant and equipment	14,262	2,719	—	—	—
Selling and marketing	9,449	9,298	5,829	4,197	3,356
General and administrative	63,192	66,402	46,726	36,068	25,880

Total expenses	282,612	296,090	192,485	138,870	92,465

Operating income (loss)	(11,352)	34,084	28,225	22,799	16,890
Interest expense	(2,054)	(2,185)	(2,283)	(1,552)	(1,249)
Other income (expense), net	(845)	(516)	(240)	(493)	613

Income (loss) before income taxes	(14,251)	31,383	25,702	20,754	16,254
Income tax expense	(2,409)	(15,400)	(9,158)	(8,733)	(6,502)

Net income (loss)	(16,660)	15,983	16,544	12,021	9,752
Less: Net income attributable to:
Non-redeemable, non-controlling interest	314	348	208	139	234

Net income (loss) attributable to RigNet, Inc. stockholders	$(16,974)	$15,635	$16,336	$11,882	$9,518

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.97)	$0.90	$1.00	$0.76	$0.62

Diluted	$(0.97)	$0.87	$0.93	$0.70	$0.57

Weighted average shares outstanding:
Basic	17,534	17,321	16,268	15,591	15,387

Diluted	17,534	17,899	17,557	17,017	16,814

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$108,022	$141,965	$101,829	$80,598	$60,710
Unlevered Free Cash Flow	$14,217	$33,333	$25,085	$22,500	$13,689
Adjusted EBITDA	$46,907	$73,735	$56,178	$43,583	$33,456
Cash Earnings	$42,444	$56,150	$44,737	$33,298	$25,705
Cash EPS	$2.42	$3.14	$2.55	$1.96	$1.53

	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$60,468	$66,576	$59,822	$59,744	$53,106
Restricted cash - current portion	543	1,200	509	987	—
Restricted cash - long-term portion	—	62	1,321	1,809	—
Total assets	258,116	299,837	238,803	215,932	140,922
Current maturities of long-term debt	8,421	8,405	8,388	9,422	8,735
Long-term debt	69,238	77,706	51,175	51,871	14,785
Long-term deferred revenue	359	516	621	302	457

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Gross Profit to Gross Profit (excluding depreciation and amortization):
Gross profit	$76,928	$113,868	$81,950	$63,964	$46,890
Depreciation and amortization related to cost of revenue	31,094	28,097	19,879	16,634	13,820

Gross Profit (excluding depreciation and amortization)	$108,022	$141,965	$101,829	$80,598	$60,710

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, executive departure costs, restructuring charges and non-recurring items. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

We define Cash Earnings as net income (loss), plus depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation, IPO or merger/acquisition costs and related bonuses, executive departure costs, restructuring charges and non-recurring items. We define Cash EPS as Cash Earnings divided by diluted shares. Cash Earnings and Cash EPS are financial measures that are not calculated in accordance with GAAP.

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

Although Cash Earnings and Cash EPS are frequently used by investors and securities analysts in their evaluations of companies, Cash Earnings and Cash EPS have limitations as analytical tools, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Cash Earnings and Cash EPS do not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Cash Earnings and Cash EPS do not reflect changes in, or cash requirements for, our working capital needs;

•	Cash Earnings and Cash EPS do not reflect the stock based compensation component of employee compensation;

•	Cash Earnings and Cash EPS do not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Cash Earnings and Cash EPS do not reflect foreign exchange impact of intercompany financing activities;

•	Cash Earnings and Cash EPS do not reflect (gain) loss on retirement of property, plant and equipment;

•	Cash Earnings and Cash EPS do not reflect acquisition costs;

•	Cash Earnings and Cash EPS do not reflect cash taxes;

•	Cash Earnings and Cash EPS do not reflect executive departure costs;

•	Cash Earnings and Cash EPS do not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Cash Earnings and Cash EPS do not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Cash Earnings and Cash EPS or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS should not be considered as alternatives to net income (loss), operating income (loss), basic or diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings, Cash EPS or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS for each of the periods presented. Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS:
Net income (loss)	$(16,660)	$15,983	$16,544	$12,021	$9,752
Interest expense	2,054	2,185	2,283	1,552	1,249
Depreciation and amortization	32,471	29,462	21,049	17,534	14,584
Impairment of goodwill, intangibles, and property, plant and equipment	14,262	2,719	—	—	—
Foreign exchange impact of intercompany financing activities	—	856	—	—	—
(Gain) loss on sales of property, plant and equipment, net of retirements	(41)	(44)	66	(131)	(165)
Stock-based compensation	3,660	4,252	2,963	2,502	1,534
Restructuring costs	7,410	—	—	—	—
Executive departure costs	1,000	—	—	—	—
Acquisition costs	342	2,922	4,115	1,372	—
Income tax expense	2,409	15,400	9,158	8,733	6,502

Adjusted EBITDA (non-GAAP measure)	$46,907	$73,735	$56,178	$43,583	$33,456

Interest expense	(2,054)	(2,185)	(2,283)	(1,552)	(1,249)
Income tax expense	(2,409)	(15,400)	(9,158)	(8,733)	(6,502)

Cash Earnings (non-GAAP measure)	$42,444	$56,150	$44,737	$33,298	$25,705

Diluted Shares	17,534	17,899	17,557	17,017	16,814

Cash EPS (non-GAAP measure)	$2.42	$3.14	$2.55	$1.96	$1.53

Adjusted EBITDA (non-GAAP measure)	$46,907	$73,735	$56,178	$43,583	$33,456
Capital expenditures	32,690	40,402	31,093	21,083	19,767

Unlevered Free Cash Flow (non-GAAP measure)	$14,217	$33,333	$25,085	$22,500	$13,689

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Executive Overview

We, along with our wholly and majority-owned subsidiaries, provide information and communication technology for the oil and gas industry through a controlled and managed IP/MPLS global network, enabling drilling contractors, oil companies and oilfield service companies to communicate more effectively. We enable our customers to deliver voice, fax, video and data, in real-time, between remote sites and home offices throughout the world while we manage and operate the infrastructure from our land-based network operations center. We serve offshore drilling rigs and production platforms, land rigs and other remote locations including offices and supply bases, in approximately 50 countries on six continents.

Our Operations

We are a global provider of managed remote communications, TSI (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and maritime. We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated in a few customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

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

Profitability increases at a site as we add customers and value-added services. Assumptions used in developing the day rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third-party service providers.

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics.

We operate three reportable segments, which are managed as distinct business units by our chief operating decision-maker.

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of our United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	TSI. Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service. Our TSI segment services are primarily performed out of our United Kingdom and United States based offices for customers globally.

Recent Developments

On February 4, 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an aggregate purchase price of $14.0 million. Of this aggregate purchase price, we paid $4.8 million in cash in the first quarter of 2016 and estimate paying $9.2 million in an earn-out payable in 2018 subject to the achievement of certain post-closing performance targets under the acquisition agreement. The estimate of the earn-out payable is preliminary and subject to change. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

On January 7, 2016, Marty Jimmerson, our former CFO, was appointed Interim Chief Executive Officer (CEO) and President, to replace Mark Slaughter, our prior CEO and President effective January 7, 2016. Marty Jimmerson’s appointment will continue while we search for a permanent CEO and President. In connection with the executive departure of our prior CEO, we will incur a pre-tax executive departure charge of approximately $1.9 million in the first quarter of 2016.

Restructuring Costs – Cost Reduction Plans

In 2015, we instituted certain resource reallocation and additional cost reduction plans to vacate and eliminate redundant facilities and eliminate certain positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and declines in the Baker Hughes U.S. land rig count. We are undertaking these plans to reduce costs and improve our competitive position.

For the year ended December 31, 2015, we incurred pre-tax expense of approximately $7.4 million in the corporate segment related to restructuring activities. For the year ended December 31, 2015, the restructuring costs included $4.5 million associated with the reduction of 123 employees, of which $3.4 million and $1.1 million were reported as general and administrative expense and cost of revenue, respectively, in the Consolidated Statements of Comprehensive Income (Loss). For the year ended December 31, 2015, the restructuring costs also included $2.9 million associated with ceasing the use of and vacating nine facilities, of which $1.4 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Consolidated Statements of Comprehensive Income (Loss).

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could continue to impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated. Oil prices have declined significantly throughout 2015 and into early 2016 from the recent high in mid-year 2014 due to lower-than-expected global oil demand growth and increased supply from U.S. unconventional sources and increased production from several other international countries. Generally, a prolonged lower oil price environment restrains increases in exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have reduced their 2016 capital budgets compared to 2015 and 2014 as a result of lower oil prices.

Although management has observed a recent and sustained decline in demand, the global oil and gas industry that we serve is moving towards higher specification drilling rigs to perform contract drilling services either as a response to increased technical challenges or for the safety, reliability and efficiency typical of the newer, more capable rigs. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. As the offshore drilling sector continues to construct and deliver newer, higher specification drilling units, we expect lower specification drilling units to experience reduced overall utilization and day rates leading to a significant number of rigs being either warm or cold-stacked or scrapped. Although management has observed the pace of cold stacking and scrapping of offshore lower specification drilling rigs recently increasing, management plans to aggressively pursue opportunities to provide our services on the higher specification new build offshore rigs.

As of December 31, 2015, we were serving 238 jack up, semi-submersible and drillship rigs, a decrease of 40 rigs since December 31, 2014. We calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of December 31, 2015 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as we do not consider these rigs to be addressable. We approximate our addressable market share to be 32.3% as of December 31, 2015, which is down compared to 35.5% as of December 31, 2014. As of December 31, 2015, we were serving 519 strategic initiative sites, a decrease of 43 sites since December 31, 2014. Strategic initiative sites include production facilities, support vessels and international onshore rigs. As of December 31, 2015, we were also serving 373 other sites, a decrease of 303 sites since December 31, 2014. Other sites include U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases. We had approximately a 13.8% market share for U.S. onshore drilling rigs based on Baker Hughes North America Rotary Rig Count for December 2015.

Several drilling rig owners have recently announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs will be delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 63 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in the recent peak year of 2014 from these 63 offshore drilling rigs was $15.3 million. Revenue earned in 2015 from these 63 offshore drilling rigs was $7.4 million. As of December 31, 2015, we have stopped providing communication services on 57 of the 63 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2015 and 2014 from these 57 offshore drilling rigs was $4.7 million and $12.7 million, respectively.

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

Contractual Dispute

Our TSI business has a dispute related to a contract associated with a percentage of completion project. We believe amounts, which the customer is disputing, are owed to us under a customer contract where we have a contractual right to payment for work related to certain unsigned change orders. We have initiated the dispute resolution process under the contract and are actively working with the customer to resolve the matter. As a result of the ongoing dispute, we have recorded a loss of $14.3 million for this project, which represents the total evident probable and estimable loss that we expect to incur over the life of this project. To arrive at this loss, we recorded negative income adjustments of $15.6 million during the fourth quarter of 2015. These adjustments include negative revenue adjustments of $9.6 million, project costs incurred of $5.1 million and a future evident loss charge of $0.9 million, as a result of a change in estimate associated with a claim. We expect remaining estimated project completion costs of $2.2 million. We will continue incurring costs and recognizing revenue related to this unsigned change order, as the project is not yet complete and is expected to continue incurring costs into the second quarter of 2016. We cannot predict the ultimate outcome of the dispute or actual loss from the project, the total costs to be incurred in defending the dispute or the potential impact on personnel. The ultimate actual loss may be more or less than the estimated $14.3 million.

We have incurred legal expense of $0.5 million in connection with the dispute for the year ended December 31, 2015. We may continue to incur significant legal fees and related expenses and in the future management may be required to devote significant time to resolve the dispute.

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

Revenue Recognition - General

All revenue, excluding TSI contracts, is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax or regulatory fees assessed and collected on behalf of a governmental authority. Such tax or fee is then remitted directly to the appropriate jurisdictional entity.

Revenue Recognition –TSI

Revenues related to long-term TSI contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

We review all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2015 and 2014, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to TSI projects was $6.8 million and $13.8 million, respectively. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period.

When estimating the amount of final contract profit or loss, we include certain probable claims and unapproved change orders to customers as adjustments to final estimated revenues and probable claims to vendors, subcontractors and others as adjustments to final estimated costs.

We record revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Besides the TSI contractual dispute issue discussed above, there were no material contract penalties, claims, settlements or changes in contract estimates and no amounts were netted in revenue during the years ended 2015, 2014, and 2013.

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess property, plant and equipment for impairment when events indicate the carrying value exceeds fair value. During the year ended December 31, 2015, we impaired fixed assets by $1.7 million, as the carrying value exceeded fair value, as a result of further declines in the U.S. land rig counts since July 2015. No impairment to fixed assets was recorded in the years ended December 31, 2014. During the year ended December 31, 2013, we impaired fixed assets by $0.5 million. Maintenance and repair costs are charged to expense when incurred.

Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

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

In July 2015, we identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount within the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. No other impairment indicators have been identified in any reporting unit as of December 31, 2015.

Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually, as of July 31st, with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

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

In 2015, as a result of the July 2015 annual impairment test, we recognized $10.9 million in impairment of goodwill, the full amount within our North America Land reporting unit, which reports through our Western Hemisphere reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value. The fair value of all other reporting units substantially exceeded the carrying value plus goodwill of that reporting unit. No other impairment indicators have been identified in any reporting unit as of December 31, 2015.

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

We recorded no goodwill impairments in 2013.

Stock-Based Compensation

We have three stock-based compensation plans: the 2010 Omnibus Incentive Plan (2010 Plan), the RigNet, Inc. 2006 Long-Term Incentive Plan (2006 Plan) and the RigNet Inc. 2001 Performance Stock Option Plan (2001 Plan). All equity instruments granted under either the 2001 Plan or the 2006 Plan are settled in stock. All equity instruments currently outstanding under the 2010 Plan will be settled in stock, however future awards granted subsequent to December 31, 2015 may be settled in stock or cash and may be classified as equity or liability instruments, as determined by the type of award granted.

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

Taxes

Current income taxes are determined based on the tax laws and rates in effect in the jurisdictions and countries that we operate in and revenue is earned. Deferred income taxes reflect the tax effect of net operating losses, foreign tax credits and the tax effects of temporary differences between the carrying amount of assets and liabilities for financial statement and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established when management determines that it is more likely than not that some portion or the entire deferred tax asset will not be realized. U.S Federal deferred tax liabilities are recorded for the unremitted earnings of foreign subsidiaries that are not permanently reinvested, net of potential foreign tax credits; otherwise, no U.S. Federal deferred taxes are provided on foreign subsidiaries. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In the normal course of business, the Company prepares and files tax returns based on interpretation of tax laws and regulations, which are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. We evaluate our tax positions and recognize only tax benefits for financial purposes that, more likely than not, will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

The Company has elected to include income tax related interest and penalties as a component of income tax expense.

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In addition, Norway’s corporate income tax rate is decreasing 2% in 2016 and Malaysia’s and Canada’s corporate income tax rates are decreasing 1% in 2016.

New Accounting Pronouncements

No standard implemented during 2015 or 2014 had a material effect on our financial position, cash flow or results of operations. See our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013
	(in thousands, except percentages)
Revenue	$271,260	$330,174	$220,710	(17.8)%	49.6%

Expenses:
Cost of revenue (excluding depreciation and amortization)	163,238	188,209	118,881	(13.3)%	58.3%
Depreciation and amortization	32,471	29,462	21,049	10.2%	40.0%
Impairment of goodwill, intangibles, and property, plant and equipment	14,262	2,719	—	424.5%	*
Selling and marketing	9,449	9,298	5,829	1.6%	59.5%
General and administrative	63,192	66,402	46,726	(4.8)%	42.1%

Total expenses	282,612	296,090	192,485	(4.6)%	53.8%

Operating income (loss)	(11,352)	34,084	28,225	(133.3)%	20.8%
Other expense, net	(2,899)	(2,701)	(2,523)	7.3%	7.1%

Income (loss) before income taxes	(14,251)	31,383	25,702	(145.4)%	22.1%
Income tax expense	(2,409)	(15,400)	(9,158)	(84.4)%	68.2%

Net income (loss)	(16,660)	15,983	16,544	(204.2)%	(3.4)%
Less: Net income attributable to non-controlling interests	314	348	208	(9.8)%	67.3%

Net income (loss) attributable to RigNet, Inc. stockholders	$(16,974)	$15,635	$16,336	(208.6)%	(4.3)%

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$108,022	$141,965	$101,829	(23.9)%	39.4%
Unlevered Free Cash Flow	$14,217	$33,333	$25,085	(57.3)%	32.9%
Adjusted EBITDA	$46,907	$73,735	$56,178	(36.4)%	31.3%
Cash Earnings	$42,444	$56,150	$44,737	(24.4)%	25.5%
Cash EPS	$2.42	$3.14	$2.55	(22.8)%	23.1%

Our business operations are managed through three reportable operating segments: Eastern Hemisphere, Western Hemisphere and TSI. The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2014 to 2015	2013 to 2014
	2015	2014	2013
	(in thousands, except percentages)
Eastern Hemisphere:
Revenue	$147,100	$163,935	$128,987	(10.3)%	27.1%
Cost of revenue (excluding depreciation and amortization)	72,053	76,842	58,826	(6.2)%	30.6%

Gross Profit (non-GAAP measure)	75,047	87,093	70,161	(13.8)%	24.1%
Depreciation and amortization	15,386	13,249	8,701	16.1%	52.3%
Selling, general and administrative	13,428	14,750	14,948	(9.0)%	(1.3)%

Eastern Hemisphere operating income	$46,233	$59,094	$46,512	(21.8)%	27.1%

Western Hemisphere:
Revenue	$102,621	$112,956	$54,221	(9.1)%	108.3%
Cost of revenue (excluding depreciation and amortization)	50,364	58,996	25,062	(14.6)%	135.4%

Gross Profit (non-GAAP measure)	52,257	53,960	29,159	(3.2)%	85.1%
Depreciation and amortization	11,581	11,261	7,149	2.8%	57.5%
Impairment of goodwill, intangibles, property, plant and equipment	14,262	—	—	*	*
Selling, general and administrative	15,425	16,144	7,847	(4.5)%	105.7%

Western Hemisphere operating income	$10,989	$26,555	$14,163	(58.6)%	87.5%

Telecoms Systems Integration:
Revenue	$21,539	$53,283	$37,502	(59.6)%	42.1%
Cost of revenue (excluding depreciation and amortization)	30,762	42,644	29,569	(27.9)%	44.2%

Gross Profit (non-GAAP measure)	(9,223)	10,639	7,933	(186.7)%	34.1%
Depreciation and amortization	3,104	3,806	4,369	(18.4)%	(12.9)%
Impairment of goodwill	—	2,719	—	*	*
Selling, general and administrative	4,120	3,829	1,057	7.6%	262.3%

Telecoms Systems Integration operating income (loss)	$(16,447)	$285	$2,507	(5,870.9)%	(88.6)%

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2015 and 2014

Revenue. Revenue decreased by $58.9 million, or 17.8%, to $271.3 million for the year ended December 31, 2015 from $330.2 million for the year ended December 31, 2014. This decrease was driven by lower revenues in all reportable segments. TSI segment revenue decreased $31.7 million, or 59.6%, due to a $17.6 million decrease in revenue from the TSI project under contractual dispute coupled with decreased demand for our TSI service. The Eastern and Western Hemisphere segments decreased $16.8 million, or 10.3% and $10.3 million, or 9.1%, respectively. The decreased revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease in sites served is primarily due to 43 offshore drilling rigs we served last year being cold-stacked or scrapped partially offset by new sales wins. Additionally, Western Hemisphere segment revenue decreased due to decreased US Land sites served. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service.

Cost of Revenue. Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for TSI projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Direct service labor consists of field technicians, our Network

Operations Center employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Cost of revenue decreased by $25.0 million, or 13.3%, to $163.2 million for the year ended December 31, 2015 from $188.2 million for the year ended December 31, 2014. Cost of revenue decreased in all segments primarily due to declining TSI segment costs associated with decreased demand for TSI services, and cost savings associated with the cost savings plans coupled with decreased costs from separate cost savings initiatives focused on reducing third-party spend.

Gross Profit (excluding depreciation and amortization) decreased by $33.9 million, or 23.9%, to $108.0 million for the year ended December 31, 2015 from $142.0 million for the year ended December 31, 2014. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 39.8% for the year ended December 31, 2015 compared to 43.0% for the year ended December 31, 2014. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to decreased revenues and the TSI contractual dispute partially offset by savings associated with our cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third-party spend.

Depreciation and Amortization. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Depreciation and amortization expenses increased by $3.0 million, or 10.2%, to $32.5 million for the year ended December 31, 2015 from $29.5 million for the year ended December 31, 2014. This increase is primarily attributable to additions to property, plant and equipment and intangibles from capital expenditures and prior acquisitions.

Impairment of goodwill, intangibles, and property, plant and equipment. We recognized $14.3 million in impairment for the year ended December 31, 2015. As a result of the July 2015 annual impairment test, we recognized $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles, the full amounts reported within our North America Land reporting unit, which reports through our Western Hemisphere reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value. Additionally, in December 2015, we assessed that the fair value of property, plant and equipment was impaired by $1.7 million, as the carrying value exceeded fair value, as a result of further declines in the U.S. land rig counts since July 2015.

During the year ended December 31, 2014, a $2.7 million impairment of goodwill was reported in our TSI reporting unit resulting from declining contracted backlog that reduced the estimated fair value of our TSI reporting unit below its carrying value.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. Selling and marketing expenses were $9.4 million and $9.3 million for the years ended December 31, 2015 and 2014, respectively.

General and Administrative. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions. General and administrative expenses decreased by $3.2 million, or 4.8%, to $63.2 million for the year ended December 31, 2015 from $66.4 million for the year ended December 31, 2014. Excluding $4.8 million of restructuring charges and $1.0 million of executive departure costs, general and administrative expenses would have been $57.4 million for the year ended December 31, 2015. Excluding the restructuring charges and executive departure costs, general and administrative costs decreased primarily due to savings associated with cost reduction plans executed in 2015 coupled with separate cost savings initiatives focused on reducing third-party spend.

Income Tax Expense. Our effective income tax rate was (16.9)% and 49.1% for the years ended December 31, 2015 and 2014, respectively. Our effective tax rates are affected by factors including changes in the valuation allowance related to operating in loss jurisdictions for which a benefit cannot be claimed, fluctuations in income across international jurisdictions with varying tax rates, and changes in income tax reserves. See Note 14 — “Income Taxes,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

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

Cost of Revenue. Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for TSI projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Direct service labor consists of field technicians, our Network Operations Center employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Cost of revenue increased by $69.3 million, or 58.3%, to $188.2 million for the year ended December 31, 2014 from $118.9 million for the year ended December 31, 2013. The acquisition of Inmarsat’s Enterprise Energy business unit added $58.3 million to costs across all three reportable segments. Excluding Inmarsat’s Enterprise Energy business unit, costs increased by $11.0 million, or 9.2%, to $129.9 million from $118.9 million. This increase is primarily due to incremental network services and satellite charges to support growing bandwidth needs of our customers across the Eastern and Western Hemisphere segments.

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

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. Selling and marketing expenses increased by $3.5 million, or 59.5%, to $9.3 million for the year ended December 31, 2014 from $5.8 million for the year ended December 31, 2013.

General and Administrative. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions. General and administrative expenses increased by $19.7 million, or 42.1%, to $66.4 million for the year ended December 31, 2014 from $46.7 million for the year ended December 31, 2013. General and administrative costs increased primarily due to costs and increased office space and acquisition related to the acquisition of Inmarsat’s Enterprise Energy business unit, increased compensation resulting from non-acquisition related headcount additions and increased stock-based compensation.

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

Liquidity and Capital Resources

At December 31, 2015, we had working capital of $94.0 million, consisting of cash and cash equivalents of $60.5 million, restricted cash of $0.5 million, accounts receivable of $62.1 million, costs in excess of billings of $6.8 million and other current assets of $7.1 million, offset by $6.8 million in accounts payable, $19.9 million in accrued expenses, $8.4 million in current maturities of long-term debt, $3.1 million in tax related liabilities and $4.7 million in deferred revenue.

Over the past three years, annual capital expenditures have ranged from $30.2 million to $40.2 million due to sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment into, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, and joint ventures or otherwise.

Cash in foreign subsidiaries that is available for repatriation to our domestic parent, after settlement of intercompany payables and notes, is $10.5 million. If the entire $10.5 million were repatriated, we would be liable for an additional $2.9 million of taxes. A federal deferred tax liability has already been recognized as of December 31, 2015 of $1.6 million for those earnings that are not considered permanently reinvested.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$66,576	$59,822	$59,744
Net cash provided by operating activities	37,034	43,763	28,045
Net cash used in investing activities	(33,325)	(65,334)	(28,844)
Net cash provided by (used in) financing activities	(7,247)	30,536	3,202
Changes in foreign currency translation	(2,570)	(2,211)	(2,325)

Cash and cash equivalents, December 31,	$60,468	$66,576	$59,822

Currently, the Australian dollar, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2015, 2014 and 2013, 84.6%, 78.7% and 63.6% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $37.0 million for the year ended December 31, 2015 compared to $43.8 million for the year ended December 31, 2014. The decrease in cash provided by operating activities during 2015 of $6.7 million was primarily due to the lower operating income (loss) and decreased accrued expenses partially offset by the timing of collection of our accounts receivable coupled with the timing of paying our accounts payable.

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

Investing Activities

Net cash used in investing activities was $33.3 million, $65.3 million and $28.8 million in the years ended December 31, 2015, 2014 and 2013, respectively. Of these amounts $34.3 million, $40.2 million, and $30.2 million, respectively, were for capital expenditures, a decrease of $5.9 million and an increase of $10.0 million for the years ended December 31, 2015 and 2014, respectively, compared to each of the respective prior periods. We expect capital expenditures for 2016 to be slightly lower due to declining global oil and gas drilling activity. We believe our 2016 capital expenditures will primarily be focused on growth opportunities arising from new build high specification deepwater drilling rigs and, to a lesser extent, our ERP system.

For the year ended December 31, 2014, net cash used in investing activities also included cash used for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $26.1 million.

Financing Activities

Net cash used in financing activities was $7.2 million in the year ended December 31, 2015. Net cash provided by financing activities was $30.5 million and $3.2 million in the years ended December 31, 2014 and 2013, respectively.

Cash used in financing activities includes $8.6 million in principal payments on our long-term debt for the year ended December 31, 2015 partially offset by $1.1 million in proceeds from the issuance of common stock upon the exercise of stock options.

Cash provided by financing activities during the year ended December 31, 2014 consisted primarily of $35.0 million in draws on our revolving credit facility, which was used, along with cash on hand, to finance our acquisition of Inmarsat’s Enterprise Energy business unit and for other general corporate purposes. We also received $1.6 million in proceeds from the issuance of common stock upon the exercise of stock options. These inflows were partially offset by $8.6 million of principal payments on our long-term debt for the year ended December 31, 2014.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the years ended December 31, 2015 and 2014 was 2.0% and 2.1%, respectively, with an interest rate of 2.2% at December 31, 2015. The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2015, the outstanding principal amount of the term loan was $42.9 million.

Our credit agreement imposes certain restrictions including our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of December 31, 2015. As of December 31, 2015, we had a funded debt to Adjusted EBITDA ratio of 1.24 and a fixed charge coverage ratio of 1.97. At December 31, 2015, we believe we were in compliance with all covenants.

In February 2016, we amended our credit agreement with the most significant changes being the definition of consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

The revolving credit facility (RCF) matures in October 2018 with any outstanding borrowings then payable. Borrowings under the RCF carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of December 31, 2015, $35.0 million in draws have been made on the RCF and remain outstanding. The weighted average interest rate for the years ended December 31, 2015 and 2014 was 2.0% and 1.9%, respectively, with an interest rate of 2.2% at December 31, 2015.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2015, we had contractual obligations and commercial commitments as follows:

	Total	2016	2017 - 2018	2019 - 2020	2021 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$42,535	$8,421	$34,114	$—	$—
Revolving loan	35,000	—	35,000	—	—
Equipment notes	124	—	124	—	—
Interest (1)	4,376	1,660	2,716	—	—
Operating leases	8,361	3,568	4,061	732	—
Commercial Commitments:
Satellite and network services	108,913	36,675	38,238	34,000	—

	$199,309	$50,324	$114,253	$34,732	$—

(1)	Computed on the expected outstanding principal balance through the term of the Credit Agreement, at the interest rate in effect at December 31, 2015.

As of December 31, 2015, the Company’s other noncurrent liabilities in the Consolidated Balance Sheet consist primarily of deferred tax liabilities ($0.2 million), gross unrecognized tax benefits ($19.3 million) and the related gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

We incurred legal expenses of $0.1 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

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

The following table presents a reconciliation of gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Gross profit	$76,928	$113,868	$81,950
Depreciation and amortization related to cost of revenue	31,094	28,097	19,879

Gross Profit (excluding depreciation and amortization)	$108,022	$141,965	$101,829

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

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(16,660)	$15,983	$16,544
Interest expense	2,054	2,185	2,283
Depreciation and amortization	32,471	29,462	21,049
Impairment of goodwill, intangibles, and property, plant and equipment	14,262	2,719	—
Foreign exchange impact of intercompany financing activities	—	856	—
(Gain) loss on sales of property, plant and equipment, net of retirements	(41)	(44)	66
Stock-based compensation	3,660	4,252	2,963
Restructuring costs	7,410	—	—
Executive departure costs	1,000	—	—
Acquisition costs	342	2,922	4,115
Income tax expense	2,409	15,400	9,158

Adjusted EBITDA (non-GAAP measure)	$46,907	$73,735	$56,178

Interest expense	(2,054)	(2,185)	(2,283)
Income tax expense	(2,409)	(15,400)	(9,158)

Cash Earnings (non-GAAP measure)	$42,444	$56,150	$44,737

Diluted Shares	17,534	17,899	17,557

Cash EPS (non-GAAP measure)	$2.42	$3.14	$2.55

Adjusted EBITDA (non-GAAP measure)	$46,907	$73,735	$56,178
Capital expenditures	32,690	40,402	31,093

Unlevered Free Cash Flow (non-GAAP measure)	$14,217	$33,333	$25,085

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

During the year ended December 31, 2015, Adjusted EBITDA decreased by $26.8 million, or 36.4%, from $73.7 million in 2014 to $46.9 million in 2015. The decrease resulted from decreased revenue coupled with the TSI contractual dispute partially offset by cost savings from the cost reduction plans and separate cost savings initiatives focused on reducing third-party spend.

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

Unlevered Free Cash Flow was $14.2 million for the year ended December 31, 2015, a decrease of $19.1 million, or 57.3%, over the prior year. The 2015 decrease in Unlevered Free Cash Flow was due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures during the year ended December 31, 2015, as we execute on an increased capital discipline initiative.

Unlevered free cash flow was $33.3 million for the year ended December 31, 2014, an increase of $8.2 million, or 32.9%, over the prior year. The 2014 increase in Unlevered Free Cash Flow was due primarily to increased EBITDA.

During the year ended December 31, 2015, Cash Earnings decreased by $13.7 million, or $0.72 per diluted share, or 24.4%, from $56.2 million, or $3.14 per diluted share, in 2014 to $42.4 million, or $2.42 per diluted share, in 2015. These decreases resulted from decreased revenue and the TSI contractual dispute partially offset by savings from our cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third-party spend.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to a variety of risks, including foreign currency exchange rate fluctuations relating to foreign operations and certain purchases from foreign vendors. In the normal course of business, we assess these risks and have established policies and procedures to manage our exposure to fluctuations in foreign currency values.

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2015 and 2014, 15.4% and 21.3%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2015 and 2014, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on December 31, 2015 and 2014, assuming those liabilities were outstanding for the entire year.

	December 31,
	2015	2014
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$777	$511
2% Decrease/increase in rate	$1,553	$1,022
3% Decrease/increase in rate	$2,330	$1,533

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and

Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management report called for by Item 308(a) of Regulation S-K is provided below.

ERP Implementation

We are in the process of implementing an ERP system, SAP (B1), as part of a multi-year plan to integrate and upgrade our systems and processes. We substantially completed the migration of our Western Hemisphere (excluding Brazil) and Corporate segments to SAP during 2015, and we are currently in the process of executing the migration of our remaining segments to SAP, which is expected to be completed during the Company’s fiscal year ending December 31, 2016.

As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2015, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2015 which is included in Item 8. Financial Statements and Supplementary Data.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees,” “Our Executive Officers” and “Corporate Governance” in the 2016 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement to be filed with the SEC.

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

Information in response to this item is incorporated herein by reference to “Corporate Governance” and “Executive Compensation” in the 2016 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” and “Director Independence” in the 2016 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2016 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

(B)	Exhibits

The exhibits listed in the Index to Exhibits are filed as part of this Annual Report for Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ MARTIN L. JIMMERSON, JR.	February 29, 2016
Martin L. Jimmerson, Jr.
Interim Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ MARTIN L. JIMMERSON, JR.	Interim Chief Executive Officer and President (Principal Executive Officer)	February 29, 2016
Martin L. Jimmerson, Jr.

/s/ CHARLES E. SCHNEIDER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Charles E. Schneider

/s/ KEVIN M. GERLAND	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Kevin M. Gerland

/s/ JAMES H. BROWNING	Chairman of the Board	February 29, 2016
James H. Browning

/s/ MATTIA CAPRIOLI	Director	February 29, 2016
Mattia Caprioli

/s/ CHARLES L. DAVIS IV	Director	February 29, 2016
Charles L. Davis IV

/s/ DITLEF DE VIBE	Director	February 29, 2016
Ditlef de Vibe

/s/ KEVIN MULLOY	Director	February 29, 2016
Kevin Mulloy

/s/ KEVIN J. O’HARA	Director	February 29, 2016
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	February 29, 2016
Keith Olsen

/s/ BRENT K. WHITTINGTON	Director	February 29, 2016
Brent K. Whittington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company has changed its method of accounting for Income Taxes in 2015 due to the adoption of Accounting Standards Update No. 2015-17, Income Taxes (Topic 740).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the internal control over financial reporting of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2015-17, Income Taxes (Topic740).

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

February 29, 2016

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$60,468	$66,576
Restricted cash	543	1,200
Accounts receivable, net	62,105	74,625
Costs and estimated earnings in excess of billings on uncompleted contracts	6,757	13,831
Prepaid expenses and other current assets	7,142	7,422

Total current assets	137,015	163,654
Property, plant and equipment, net	72,547	76,195
Goodwill	18,058	30,128
Intangibles, net	18,974	21,051
Deferred tax and other assets	11,522	8,809

TOTAL ASSETS	$258,116	$299,837

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,849	$13,560
Accrued expenses	19,946	23,230
Current maturities of long-term debt	8,421	8,405
Income taxes payable	3,091	4,978
Deferred revenue	4,670	4,780

Total current liabilities	42,977	54,953
Long-term debt	69,238	77,706
Deferred revenue	359	516
Deferred tax liability	220	228
Other liabilities	22,009	24,343

Total liabilities	134,803	157,746

Commitments and contingencies (Note 10)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2015 and 2014	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 17,757,945 and 17,629,830 shares issued and outstanding at December 31, 2015 and 2014, respectively	18	18
Additional paid-in capital	143,012	137,662
Retained Earnings (Accumulated Deficit)	(6,043)	10,931
Accumulated other comprehensive loss	(13,836)	(6,682)

Total stockholders’ equity	123,151	141,929
Non-redeemable, non-controlling interest	162	162

Total equity	123,313	142,091

TOTAL LIABILITIES AND EQUITY	$258,116	$299,837

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)

Revenue	$271,260	$330,174	$220,710

Expenses:
Cost of revenue (excluding depreciation and amortization)	163,238	188,209	118,881
Depreciation and amortization	32,471	29,462	21,049
Impairment of goodwill, intangibles, and property, plant and equipment	14,262	2,719	—
Selling and marketing	9,449	9,298	5,829
General and administrative	63,192	66,402	46,726

Total expenses	282,612	296,090	192,485

Operating income (loss)	(11,352)	34,084	28,225
Other expense:
Interest expense	(2,054)	(2,185)	(2,283)
Other expense, net	(845)	(516)	(240)

Income (loss) before income taxes	(14,251)	31,383	25,702
Income tax expense	(2,409)	(15,400)	(9,158)

Net income (loss)	(16,660)	15,983	16,544
Less: Net income attributable to:
Non-redeemable, non-controlling interest	314	348	208

Net income (loss) attributable to RigNet, Inc. stockholders	$(16,974)	$15,635	$16,336

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(16,660)	$15,983	$16,544
Foreign currency translation	(7,154)	(7,117)	(2,394)

Comprehensive income (loss)	(23,814)	8,866	14,150
Less: Comprehensive income attributable to non-controlling interest	314	348	208

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$(24,128)	$8,518	$13,942

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. common stockholders	$(16,974)	$15,635	$16,336

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.97)	$0.90	$1.00

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.97)	$0.87	$0.93

Weighted average shares outstanding, basic	17,534	17,321	16,268

Weighted average shares outstanding, diluted	17,534	17,899	17,557

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(16,660)	$15,983	$16,544
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	32,471	29,462	21,049
Impairment of goodwill and intangibles	12,592	2,719	—
Stock-based compensation	3,660	4,252	2,963
Amortization of deferred financing costs	171	197	525
Deferred taxes	(1,995)	(2,664)	(2,760)
Impairment of property, plant and equipment	1,670	—	502
(Gain) loss on sales of property, plant and equipment, net of retirements	(41)	(44)	66
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	10,868	(15,054)	(5,507)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,803	6,631	(10,168)
Prepaid expenses and other assets	(769)	(4,908)	2,307
Accounts payable	(4,916)	(7,643)	1,413
Accrued expenses	(1,404)	11,260	3,240
Deferred revenue	(82)	(1,549)	(3,383)
Other liabilities	(2,334)	5,121	1,254

Net cash provided by operating activities	37,034	43,763	28,045

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(26,483)	(85)
Capital expenditures	(34,262)	(40,173)	(30,187)
Proceeds from sales of property, plant and equipment	280	754	462
Decrease in restricted cash	657	568	966

Net cash used in investing activities	(33,325)	(65,334)	(28,844)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,055	1,585	4,998
Subsidiary distributions to non-controlling interest	(314)	(294)	(217)
Proceeds from borrowings	—	35,000	5,457
Repayments of long-term debt	(8,623)	(8,649)	(7,157)
Excess tax benefits from stock-based compensation	635	2,894	922
Payments of financing fees	—	—	(801)

Net cash provided by (used in) financing activities	(7,247)	30,536	3,202

Net change in cash and cash equivalents	(3,538)	8,965	2,403

Cash and cash equivalents:
Balance, January 1,	66,576	59,822	59,744
Changes in foreign currency translation	(2,570)	(2,211)	(2,325)

Balance, December 31,	$60,468	$66,576	$59,822

Supplemental disclosures:
Income taxes paid	$9,766	$10,596	$10,623
Interest paid - other	$1,862	$2,004	$1,662
Non-cash investing - capital expenditures accrued	$824	$2,396	$2,167
Liabilities assumed - Inmarsat’s Enterprise Energy business unit	$—	$10,969	$—

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)

Balance, January 1, 2013	15,702	$16	$120,050	$(21,040)	$2,829	$101,855	$117	$101,972

Issuance of common stock upon the exercise of stock options and warrants	1,458	1	4,997	—	—	4,998	—	4,998
Issuance of restricted common stock, net of share repurchase from employees and share cancellations	77	—	—	—	—	—	—	—

Stock-based compensation	—	—	2,963	—	—	2,963	—	2,963
Excess tax benefits from stock-based compensation	—	—	922	—	—	922	—	922
Foreign currency translation	—	—	—	—	(2,394)	(2,394)	—	(2,394)

Non-controlling owner distributions	—	—	—	—	—	—	(217)	(217)

Net income	—	—	—	16,336	—	16,336	208	16,544

Balance, December 31, 2013	17,237	17	128,932	(4,704)	435	124,680	108	124,788

Issuance of common stock upon the exercise of stock options and warrants	334	1	1,584	—	—	1,585	—	1,585

Issuance of restricted common stock, net of share cancellations	59	—	—	—	—	—	—	—

Stock-based compensation	—	—	4,252	—	—	4,252	—	4,252
Excess tax benefits from stock-based compensation	—	—	2,894	—	—	2,894	—	2,894
Foreign currency translation	—	—	—	—	(7,117)	(7,117)	—	(7,117)

Non-controlling owner distributions	—	—	—	—	—	—	(294)	(294)

Net income	—	—	—	15,635	—	15,635	348	15,983

Balance, December 31, 2014	17,630	18	137,662	10,931	(6,682)	141,929	162	142,091

Issuance of common stock upon the exercise of stock options and warrants	79	—	1,055	—	—	1,055	—	1,055
Issuance of restricted common stock, net of share cancellations	49	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,660	—	—	3,660	—	3,660

Excess tax benefits from stock-based compensation	—	—	635	—	—	635	—	635

Foreign currency translation	—	—	—	—	(7,154)	(7,154)	—	(7,154)

Non-controlling owner distributions	—	—	—	—	—	—	(314)	(314)

Net income (loss)	—	—	—	(16,974)	—	(16,974)	314	(16,660)

Balance, December 31, 2015	17,758	$18	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313

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

Subsequent to the issuance of the Company’s 2014 consolidated financial statements, the Company identified a misclassification in the presentation of operating expenses between selling and marketing expense and general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013. This error resulted in the understatement of selling and marketing expense of $2.7 million and $2.0 million and an offsetting overstatement of general and administrative expense, in the same amounts, for the years ended December 31, 2014 and 2013. The prior period amounts have been revised to reflect the correct classification. The correction had no impact on total expenses or net income for the years ended December 31, 2014 and 2013.

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2015, 2014 and 2013, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Cash

As of December 31, 2015, the Company had restricted cash of $0.5 million in current assets. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds, related to Nessco Group Holdings Ltd. (Nessco) TSI which were in effect prior to RigNet acquiring Nessco (see Note 7 – “Long-Term Debt”).

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses property, plant and equipment for impairment when events indicate the carrying value exceeds fair value. During the year ended December 31, 2015, the Company impaired fixed assets by $1.7 million, as the carrying value exceeded fair value, as a result of further declines in the U.S. land rig counts since July 2015. No impairment to fixed assets was recorded in the years ended December 31, 2014. During the year ended December 31, 2013, the Company impaired fixed assets by $0.5 million.

Maintenance and repair costs are charged to expense when incurred.

Derivatives

All contracts are evaluated for embedded derivatives which are bifurcated when (i) the economic characteristics and risks of such instruments are not clearly and closely related to the economic characteristics and risks of the agreement, (ii) the contract is not already reported at fair value and (iii) such instruments meet the definition of a derivative instrument and are not scope exceptions under the Financial Accounting Standards Board’s (FASB) guidance on derivatives and hedging. No derivatives were outstanding as of December 31, 2015 or 2014.

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

In July 2015, the Company identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount within the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. No other impairment indicators have been identified in any reporting unit as of December 31, 2015.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually, as of July 31, with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

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

The Company performs its annual impairment test on July 31st, with the most recent annual test being performed as of July 31, 2015. As a result of the July 2015 annual impairment test, the Company recognized $10.9 million of impairment of goodwill, the full amounts within the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. The North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of the North America Land reporting unit to be below its carrying value. The fair value of all other reporting units substantially exceeded the carrying value plus goodwill of that reporting unit. No other impairment indicators have been identified in any reporting unit as of December 31, 2015.

The July 31, 2014 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. During December 2014, the Company identified a triggering event associated with the significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. Specifically the TSI segment was impacted by declining contracted backlog, which reduced the estimated fair value of the TSI reporting unit below its carrying value. The Company recognized a $2.7 million impairment of goodwill within the TSI reporting unit as a result of such test.

As of December 31, 2015 and 2014, goodwill was $18.1 million and $30.1 million, respectively. In addition to the impact of acquisitions, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revenue Recognition – General

All revenue, excluding Telecoms Systems Integration (TSI) contracts, is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax or regulatory fees assessed and collected on behalf of a governmental authority. Such tax or fee is then remitted directly to the appropriate jurisdictional entity.

Revenue Recognition – TSI

Revenues related to long-term, fixed-price TSI contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

The Company reviews all material contracts on a monthly basis and revises the estimates as appropriate for developments such as, providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2015 and 2014, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to TSI projects was $6.8 million and $13.8 million, respectively. Amounts billed to customers in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period.

When estimating the amount of final contract profit or loss, the Company includes certain probable claims and unapproved change orders to customers as adjustments to final estimated revenues and probable claims to vendors, subcontractors and others as adjustments to final estimated costs.

The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Besides the TSI contractual dispute issue discussed in Note 10, there were no material contract penalties, claims, settlements or changes in contract estimates and no amounts were netted in revenue during the years ended 2015, 2014, and 2013.

Stock-Based Compensation

The Company recognizes expense for stock-based compensation based on the fair value of options and restricted stock on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

of the Company’s stock and dividend yield of the option. Fair value of restricted stock on the grant date is equal to the market price of RigNet’s common stock on the date of grant. The Company’s policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and the Company’s effective tax rate in the future. In addition, Norway’s corporate income tax rate is decreasing 2% in 2016 and Malaysia’s and Canada’s corporate income tax rates are decreasing 1% in 2016.

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

Recently Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2013-02 (ASU 2013-02), Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update amends Accounting Standards Updates Nos. 2011-05 and 2011-12. This update requires the presentation of the components of amounts reclassified out of accumulated other comprehensive income either on the face of the statement of comprehensive income or in the notes to the financial statements. The Company adopted ASU 2013-02 as of January 1, 2013. The adoption of ASU 2013-02 did not have any impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11 (ASU 2013-11), Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This update defines the criteria as to when an unrecognized tax benefit should be

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

presented as a liability and when it should be netted against a deferred tax asset on the face of the balance sheet. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The Company adopted ASU 2014-11 as of January 1, 2014. The adoption of ASU 2013-11 did not have any impact to the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (ASU 2015-15), in which the SEC staff clarified its position on presenting and measuring debt issuance costs in connection with a line of credit arrangement. The SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. ASU 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company will adopt ASU 2015-03 as of January 1, 2016. The Company does not expect the adoption of ASU 2015-03 to have a significant impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU (2015-16), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The Company will adopt this new standard beginning January 1, 2016. The Company does not expect the adoption of ASU 2015-16 to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. During the fourth quarter of 2015, the Company elected to prospectively adopt this standard. Additional information regarding the Company’s adoption of this standard is contained in Note 14 of the Notes to consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-2 (ASU 2016-2), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on the balance sheet. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Note 2—Preferred Stock and Warrants

Preferred Stock

RigNet is authorized to issue ten million shares of preferred stock. As of December 31, 2015 and 2014, no shares of preferred stock were outstanding.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

No warrants were issued in the years ended December 31, 2015, 2014 or 2013.

RigNet has no warrants outstanding as of December 31, 2015 or 2014. The following table summarizes the Company’s warrant activity for the years ended December 31, 2015, 2014 and 2013:

	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding, January 1, 2013	1,534	$4.79
Issued	—	$—
Exercised	(1,329)	$4.51

Outstanding, December 31, 2013	205	$6.60
Issued	—	$—
Exercised	(205)	$6.60

Outstanding, December 31, 2014	—	$—
Issued	—	$—
Exercised	—	$—

Outstanding, December 31, 2015	—	$—

There were no warrants outstanding as of December 31, 2015 or 2014. The weighted average remaining life in years of outstanding warrants as of December 31, 2013 was 2.0.

Note 3—Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 7—“Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary by management.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Accounts receivable	$66,077	$78,201	$47,235

Allowance for doubtful accounts, January 1,	(3,576)	(1,847)	(1,807)
Current year provision for doubtful accounts	(912)	(1,819)	(602)
Write-offs	516	90	562

Allowance for doubtful accounts, December 31,	(3,972)	(3,576)	(1,847)

Accounts receivable, net	$62,105	$74,625	$45,388

Although during 2015 and 2014 no single customer comprised greater than 10% of revenue, the top 5 customers generated 21.3% and 22.9% of the Company’s 2015 and 2014 revenue, respectively. During 2013, the Company had one significant customer comprising 9.2% of its revenue.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2015, 2014 or 2013. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 7—“Long-Term Debt”).

Note 4—Business Combinations

Inmarsat’s Enterprise Energy Business Unit

On January 31, 2014, RigNet closed the acquisition of Inmarsat Plc’s Enterprise Energy business unit for an aggregate purchase price of $26.1 million, including $12.9 million of working capital. Of this aggregate purchase price, RigNet paid $23.3 million to Inmarsat on January 31, 2014 and an additional $2.8 million on July 31, 2014. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drillers, producers and energy vessel owners; Very Small Aperture Terminal (VSAT) interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a TSI business operating worldwide; and a global L-band MSS retail energy business.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR)

On February 4, 2016, RigNet completed its acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an estimated aggregate purchase price of $14.0 million. Of this aggregate purchase price, RigNet paid $4.8 million in cash in the first quarter of 2016 and estimates paying $9.2 million in an earn-out payable in 2018 subject to the achievement of certain post-closing performance targets under the agreement. The estimate of the earn-out payable is preliminary and subject to change. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

RigNet has not yet finalized the analysis required to complete the purchase price accounting for this acquisition and the related disclosures.

For the year ended December 31, 2015, RigNet incurred $0.3 million on acquisition-related costs, which are reported as general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

Pro Forma Impact of the TECNOR Acquisition

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2015. Pro forma adjustments include

•	Adjust interest expense to remove interest on debt instrument previously held by TECNOR

•	Remove nonrecurring transaction costs incurred in 2015 prior to acquisition

December 31, 2015
(in thousands)
Revenue	$285,329
Expenses	299,879

Net loss	$(14,550)

Net loss attributable to RigNet, Inc. common stockholders	$(14,864)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.85)

Diluted	$(0.85)

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquirees and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2015 and 2014 are presented below.

	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Total
	(in thousands)
Balance, January 1, 2014	$20,920	$10,893	$2,707	$34,520
Impairment of Goodwill	$—	$—	$(2,719)	$(2,719)
Foreign currency translation	(1,685)	—	12	(1,673)

Balance, December 31, 2014	19,235	10,893	—	30,128
Impairment of Goodwill	—	(10,893)	—	(10,893)
Foreign currency translation	(1,177)	—	—	(1,177)

Balance, December 31, 2015	$18,058	$—	$—	$18,058

The impairment loss of $10.9 million reported in 2015 equals the excess of the carrying amount of goodwill over its implied fair value as calculated in Step 2 of the annual impairment test conducted as of July 31, 2015. The impairment loss of $2.7 million reported in 2014 equals the excess of the carrying amount of goodwill over its implied fair value as calculated in Step 2 of the interim impairment test conducted as of December 31, 2014. As part of the annual goodwill impairment assessment, we estimated the fair value of the reporting unit using a combination of the income and market approaches. The key assumption in the fair value analysis was forecasted future cash flows and an EBITDA multiple. The accumulated goodwill impairment losses are represented in the table above.

Intangibles

Intangibles consist of customer relationships acquired as part of the LandTel, OilCamp, Nessco and Inmarsat’s Enterprise Energy business unit acquisitions, brand name and covenants not-to-compete acquired as part of the Nessco acquisition, backlog acquired as part of the Nessco and Inmarsat’s Enterprise Energy business unit acquisitions, licenses acquired as part of the Inmarsat’s Enterprise Energy business unit acquisition and internal-use software. The following table reflects intangibles activities for the years ended December 31, 2015 and 2014:

	Brand Name	Covenant Not To Compete	Backlog	Customer Relation- ships	Software	Licenses	Total
	(in thousands, except estimated lives)
Intangibles Acquired	4,353	151	1,116	21,484	2,456	—	29,560
Accumulated amortization and foreign currency translation, January 1, 2014	(741)	(135)	(998)	(8,608)	(1,498)	—	(11,980)

Balance, January 1, 2014	3,612	16	118	12,876	958	—	17,580
Additions	—	—	1,800	240	4,751	2,400	9,191
Amortization expense	(620)	(16)	(943)	(2,564)	(661)	(267)	(5,071)
Foreign currency translation	(202)	—	—	(447)	—	—	(649)

Balance, December 31, 2014	2,790	—	975	10,105	5,048	2,133	21,051
Additions	—	—	—	—	5,264	100	5,364
Impairment	—	—	—	(1,699)	—	—	(1,699)
Amortization expense	(590)	—	(900)	(2,304)	(1,249)	(357)	(5,400)
Foreign currency translation	(135)	—	—	(373)	166	—	(342)

Balance, December 31, 2015	$2,065	$—	$75	$5,729	$9,229	$1,876	$18,974

Weighted average estimated lives (years)	7.0		1.7	7.9	5.0	7.0

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2016	4,444
2017	4,425
2018	4,425
2019	3,336
2020	2,248
Thereafter	96

$18,974

Note 6—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Lives	December 31,
		2015	2014
	(in years)	(in thousands)
Telecommunication and computer equipment	1-5	$164,204	$178,914
Furniture and other	5-7	8,753	9,841
Building	10	4,597	4,937
Land	—	1,463	1,401

		179,017	195,093
Less: Accumulated depreciation		(106,470)	(118,898)

		$72,547	$76,195

Depreciation expense associated with property, plant and equipment was $27.1 million, $24.4 million and $16.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the year ended December 31, 2015, the Company impaired fixed assets by $1.7 million. No impairment to fixed assets was recorded in the year ended December 31, 2014. During the year ended December 31, 2013, the Company impaired fixed assets by $0.5 million.

Note 7—Long-Term Debt

As of December 31, 2015 and 2014, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2015	2014
	(in thousands)
Term loan, net of unamortized deferred financing costs	$42,659	$51,111
Revolving loan	$35,000	$35,000

	77,659	86,111
Less: Current maturities of long-term debt	(8,421)	(8,405)

	$69,238	$77,706

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the years ended December 31, 2015, 2014 and 2013 were 2.0%, 2.1% and 2.8%, respectively, with an interest rate of 2.2% at December 31, 2015.

The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2015, the Term Loan had outstanding principal of $42.9 million.

Revolving Loans

Under the amended and restated credit agreement with four participating financial institutions dated October 3, 2013, the Company secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of December 31, 2015, $35.0 million in draws remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

During the year ended December 31, 2014, RigNet drew $35.0 million of this credit facility which was primarily related to the acquisition of Inmarsat’s Enterprise Energy business unit (see Note 4 – Business Combinations) and for other general corporate purposes.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the agreement. The weighted average interest rate for the years ended December 31, 2015 and 2014 were 2.0% and 1.9%, respectively, with an interest rate of 2.2% at December 31, 2015.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of December 31, 2015. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2015 and 2014, the Company believes it was in compliance with all covenants.

In February 2016, the Company amended its credit agreement with the most significant changes being the definition of consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet Inc., secured a performance bond facility with a lender in the amount of £4.0 million, or $5.9 million. This facility has a maturity date of June 30, 2017. As of December 31, 2015, the amount available under this facility was £1.7 million or $2.5 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of December 31, 2015, the Company had restricted cash of $0.5 million in current assets to satisfy this requirement. As of December 31, 2014, the Company had restricted cash of $1.2 million and $0.1 million, in current and long-term assets, respectively, to satisfy this requirement.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2015 and 2014, deferred financing cost amortization of $0.2 million and $0.2 million, respectively, is included in interest expense in the Company’s consolidated financial statements.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2016	$8,421
2017	8,561
2018	60,677

Total debt, including current maturities	$77,659

Note 8—Related Party Transactions

The Company utilized a consulting vendor, KKR Capstone, which performs services exclusively for portfolio companies of Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. The Company purchased consulting services in the ordinary course of business totaling $0.3 million, $0.5 million and $0.3 million from KKR Capstone during the years ended December 31, 2015, 2014 and 2013, respectively.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company had no derivatives as of December 31, 2015 or 2014.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

Note 10—Commitments and Contingencies

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. The Company recognized expense under operating leases of $3.7 million, $2.8 million and $2.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, future minimum lease obligations were as follows (in thousands):

2016	3,568
2017	2,626
2018	1,435
2019	460
2020	272
Thereafter	—

$8,361

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2015, the Company had the following commercial commitments related to satellite and network services (in thousands):

2016	$36,675
2017	22,900
2018	15,338
2019	16,000
2020	18,000

$108,913

On January 31, 2014, RigNet finalized an agreement with Inmarsat to become a distributor of Inmarsat’s Global Xpress (GX) and L-band satellite communications network services. RigNet agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput GX network during the five years after it becomes operational. The Company expects to utilize GX and L-band services across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2020, assuming the GX network is commercially available in 2016, is reflected in the table above.

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Contractual Dispute

The Company’s TSI business has a dispute related to a contract associated with a percentage of completion project. The Company believes amounts, which the customer is disputing, are owed to the Company under a customer contract where the Company has a right to payment for work related to certain unsigned change orders. The Company has initiated the dispute resolution process under the contract and is actively working with the customer to resolve the matter. As a result of the ongoing dispute, the Company has recorded a loss of $14.3 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. To arrive at this loss, the Company recorded negative income adjustments of $15.6 million during the fourth quarter of 2015. These adjustments include negative revenue adjustments of $9.6 million, project costs incurred of $5.1 million and a future evident loss charge of $0.9 million, as a result of a change in estimate associated with a claim. The Company expects remaining estimated project completion costs of $2.2 million. The Company will continue incurring costs and recognizing revenue related to this unsigned change order, as the project is not yet complete and is expected to continue incurring costs into the second quarter of 2016. The Company cannot predict the ultimate outcome of the dispute or actual loss from the project, the total costs to be incurred in defending the dispute or the potential impact on personnel. The ultimate actual loss may be more or less than the estimated $14.3 million.

The Company has incurred legal expense of $0.5 million in connection with the dispute for the year ended December 31, 2015. The Company may continue to incur significant legal fees and related expenses and in the future management may be required to devote significant time to resolve the dispute.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company incurred legal expenses of $0.1 million and $0.1 million in connection with the investigation during the years ended December 31, 2015 and 2014, respectively, relating to this investigation. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

During the year ended December 31, 2015, the Company granted 92,194 shares of restricted stock to certain directors, officers and employees of the Company under the 2010 Plan. Restricted shares have no exercise price and are considered issued and outstanding common stock. Substantially all restricted shares issued to officers and employees, totaling 73,595 shares, generally vest over a four year period of continued employment, with 25% of shares vesting on each of the first four anniversaries of the grant date. Restricted shares issued to directors, totaling 18,599 shares, generally either vest immediately or vest over one or two year periods. As of December 31, 2015, 298,569 shares of restricted stock have vested, 104,936 shares of restricted stock have been forfeited and 143,003 shares of unvested restricted stock were outstanding.

During the year ended December 31, 2015, the Company also granted 244,384 stock options to certain officers and employees of the Company under the 2010 Plan. Options granted during this period have an exercise price of $22.09 to $37.64, a contractual term of ten years and vest over a four year period of continued employment, with 25% of options vesting on each of the first four anniversaries of the grant date.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2015, the Company has issued 981,125 options under the 2006 Plan, of which 484,668 options have been exercised, 216,247 options have been returned or forfeited and 280,210 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

2001 Stock Option Plan

The 2001 Performance Stock Option Plan (2001 Plan) was authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. Options granted under the 2001 Plan vest either (a) over a four-year term, with 25.0% of the options vesting on each of the first four anniversary dates of the grant or (b) over a three-year term, with 25.0% of the options vesting 30 days after the grant date and 25.0% vesting on each of the first three anniversary dates of the grant. Vested options, which have not been forfeited, are exercisable in whole or in part during the option term, which does not exceed ten years. The 2001 Plan authorized the issuance of 0.6 million options. As of December 31, 2015, the Company has issued 130,967 options under the 2001 Plan, of which 108,307 options have been exercised, 22,660 options have been returned and no options are outstanding. The Company will issue no additional options under the 2001 Plan as the Company’s Board of Directors has resolved to freeze the 2001 Plan.

There are no dividends related to stock options, restricted stock or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $4.3 million and $3.0 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015 and 2014, there were $6.0 million and $6.4 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest under the 2010 Plan and the 2006 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

The assumptions used for grants made in the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
Expected volatility	44 - 47%	43%	50%
Expected term (in years)	7	7	7
Risk-free interest rate	1.9 - 2.0%	1.9 - 2.2%	1.3% - 2.2%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2015, 2014 and 2013 was $13.22, $25.78 and $11.31, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The fair value of each restricted stock award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of restricted stock granted, per share, for the years ended December 31, 2015 and 2014 was $30.68 and $49.97, respectively.

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	947	$18.47	998	$13.79	1,017	$11.27
Granted	244	$31.73	127	$47.09	239	$20.43
Exercised	(80)	$12.54	(155)	$10.55	(215)	$8.44
Forfeited	(119)	$30.62	(23)	$28.04	(43)	$17.73
Expired	—	$—	—	$—	—	$—

Balance, December 31,	992	$20.40	947	$18.47	998	$13.79

Exercisable, December 31,	579	$13.75	539	$11.83	524	$9.67

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Intrinsic value of options exercised	$2,850	$7,872	$6,083
Fair value of options vested	$884	$1,558	$1,138

The following table summarizes the Company’s restricted stock activity as of and for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Balance, January 1,	172	200
Granted	92	72
Vested	(77)	(87)
Forfeited	(44)	(13)

Balance, December 31,	143	172

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2015, 2014 and 2013 was 3.7 years, 4.6 years and 4.6 years, respectively. At December 31, 2015 equity awards vested and expected to vest totaled 1.8 million with awards available for grant of approximately 1.7 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following is a summary of changes in unvested equity awards, including stock options and restricted stock, as of and for the years ended December 31, 2015, 2014 and 2013:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2013	638	$11.41
Granted	346	$14.58
Vested	(242)	$10.62
Forfeited	(68)	$14.10

Unvested equity awards, December 31, 2013	674	$13.05
Granted	199	$34.56
Vested	(247)	$12.62
Forfeited	(37)	$20.08

Unvested equity awards, December 31, 2014	589	$20.06
Granted	336	$17.43
Vested	(237)	$17.94
Forfeited	(182)	$14.01

Unvested equity awards, December 31, 2015	506	$21.48

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss) attributable to RigNet, Inc. common stockholders	$(16,974)	$15,635	$16,336

Weighted average shares outstanding, basic	17,534	17,321	16,268
Effect of dilutive securities	—	578	1,289

Weighted average shares outstanding, diluted	17,534	17,899	17,557

As of December 31, 2015, there were approximately 553,612, potentially issuable shares excluded from the Company’s calculation of diluted EPS. Of these, 230,096 shares were excluded due to the antidilutive position of the security. The remaining 323,516 shares were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

There were approximately 31,000 shares as of December 31, 2014, respectively, that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive. There were no anti-dilutive shares as of December 31, 2013.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 13—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar, Saudi Arabia and India, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, and commissioning and after-sales service. The TSI segment services are primarily performed out of the Company’s United Kingdom and United States based offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s business segment information as of and for the years ended December 31, 2015, 2014 and 2013 is presented below.

	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
2015
Revenue	$147,100	$102,621	$21,539	$—	$271,260
Cost of revenue (excluding depreciation and amortization)	72,053	50,364	30,762	10,059	163,238
Depreciation and amortization	15,386	11,581	3,104	2,400	32,471
Impairment of goodwill, intangibles, property, plant and equipment	—	14,262	—	—	14,262
Selling, general and administrative	13,428	15,425	4,120	39,668	72,641

Operating income (loss)	$46,233	$10,989	$(16,447)	$(52,127)	$(11,352)

Total assets	133,100	121,343	42,850	(39,177)	258,166
Capital expenditures	16,419	10,680	227	5,364	32,690

2014
Revenue	$163,935	$112,956	$53,283	$—	$330,174
Cost of revenue (excluding depreciation and amortization)	76,842	58,996	42,644	9,727	188,209
Depreciation and amortization	13,249	11,261	3,806	1,146	29,462
Impairment of goodwill	—	—	2,719	—	2,719
Selling, general and administrative	14,750	16,144	3,829	40,977	75,700

Operating income (loss)	$59,094	$26,555	$285	$(51,850)	$34,084

Total assets	151,806	142,000	46,989	(40,958)	299,837
Capital expenditures	21,242	13,977	432	4,751	40,402

2013
Revenue	$128,987	$54,221	$37,502	$—	$220,710
Cost of revenue (excluding depreciation and amortization)	58,826	25,062	29,569	5,424	118,881
Depreciation and amortization	8,701	7,149	4,369	830	21,049
Selling, general and administrative	14,948	7,847	1,057	28,703	52,555

Operating income (loss)	$46,512	$14,163	$2,507	$(34,957)	$28,225

Total assets	95,187	100,596	75,679	(32,659)	238,803
Capital expenditures	17,665	12,392	187	849	31,093

The following table presents revenue earned from the Company’s domestic and international operations for the years ended December 31, 2015, 2014 and 2013. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic	$80,134	$91,247	$37,969
International	191,126	238,927	182,741

Total	$271,260	$330,174	$220,710

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents long-lived assets for the Company’s domestic and international operations as of December 31, 2015 and 2014.

	December 31,
	2015	2014
	(in thousands)
Domestic	$36,506	$48,115
International	73,073	79,259

Total	$109,579	$127,374

Note 14—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$305	$2,852	$954
State	141	174	166
Foreign	7,619	11,272	9,246

Total current	8,065	14,298	10,366

Deferred:
Federal	(5,456)	740	764
State	(288)	61	(194)
Foreign	88	301	(1,778)

Total deferred	(5,656)	1,102	(1,208)

Income tax expense	$2,409	$15,400	$9,158

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income (loss) before income taxes:
United States	$(27,741)	$(10,685)	$(11,389)
Foreign	13,490	42,068	37,091

	$(14,251)	$31,383	$25,702

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States statutory federal income tax rate	$(4,988)	$10,984	$8,996
Non-deductible expenses	131	548	419
Non-taxable financial income and expense	(1,498)	(1,701)	(1,711)
Noncash compensation	349	(97)	473
U.S. tax on foreign earnings, net of tax credits	50	230	708
Changes in valuation allowances	10,358	11,646	4,003
Tax credits	410	(3,213)	(2,823)
State taxes	(130)	36	72
Effect of operating in foreign jurisdictions	1,216	(944)	(1,670)
Changes in prior year estimates	(58)	(2,576)	51
Changes in uncertain tax benefits	(3,430)	1,478	593
Revisions of deferred tax accounts	98	(1,088)	(77)
Other	(99)	97	124

Income tax expense	$2,409	$15,400	$9,158

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	S14,101	$484
Federal, state and foreign tax credits	16,581	18,177
Depreciation and amortization	16,231	10,425
Unrealized loss on functional currency	566	8,213
Allowance for doubtful accounts	1,615	1,247
Accruals not currently deductible	2,934	1,281
Stock-based compensation	1,127	1,042
Intercompany Interest	2,112	939
Other	170	57
Valuation allowance	(43,825)	(31,162)

Total deferred tax assets	11,612	10,703

Deferred tax liabilities:
Depreciation and amortization	(1,968)	(2,693)
Tax on foreign earnings	(1,553)	(1,502)
Other	(135)	(126)

Total deferred tax liabilities	(3,656)	(4,321)

Net deferred tax assets	$7,956	$6,382

At December 31, 2015, on an as filed basis, the Company has state net operating loss carry forwards of approximately $1.8 million which will expire in varying amounts beginning in 2023, and foreign net operating losses of

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

$53.0 million which can be carried forward for an unlimited period. As of December 31, 2015, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $10.0 million which begin expiring in varying amounts in 2018. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2015, a valuation allowance of $ 43.8 million had been recorded. $27.0 million related to US federal and local deferred tax assets, $11.8 million related to Norway assets and $5.0 million related to Australia assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits, of $1.6 million have been provided on the Qatar subsidiary for which the undistributed earnings as of December 31, 2015, were no longer considered permanently reinvested due to non-controlling ownership issues. All other foreign subsidiaries’ undistributed earnings are considered permanently reinvested. As of December 31, 2015, the Company has not recognized $8.4 million in U.S. federal deferred taxes, net of foreign tax credits.

Because the Company has asserted that all foreign undistributed earnings, excluding Qatar’s earnings, are permanently reinvested, no provision is recorded for the deferred tax liability related to other comprehensive income.

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2015 and 2014, no amount has been included in the income tax payable accounts. The amount included in income tax expense not related to uncertain tax benefits for the year ending December 31, 2015 and 2014, is none and $0.1 million, respectively.

In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and assets are required to be classified as noncurrent in a classified balance sheet. This standard will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016, with early adoption allowed. As of December 31, 2014, we had deferred taxes that were classified as current assets and noncurrent liabilities. During the fourth quarter of 2015, we elected to prospectively adopt this standard, thus reclassifying $0.7 million of current deferred tax assets to noncurrent (netted with current and noncurrent liabilities) on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss).

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2015, 2014 and 2013, the Company’s uncertain tax benefits totaling $19.3 million, $22.8 million and $19.2 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Balance, January 1,	$15,454	$13,222	$12,163
Additions for the current year tax	1,501	2,668	2,102
Additions related to prior years	—	—	—
Reductions related to settlements with taxing authorities	(154)	—	—
Reductions related to lapses in statue of limitations	(1,083)	(384)	(529)
Reductions related to prior years	—	(52)	(514)

Balance, December 31,	$15,718	$15,454	$13,222

As of December 31, 2015, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $12.0 million. In addition, as of December 31, 2015, the Company has recorded related assets, net of a valuation allowance of $6.9 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2015, 2014 and 2013, the Company has accrued penalties and interest of approximately $7.3 million, $7.3 million and $6.0 million, respectively. The Company has recognized $0.1 million, $1.3 million and $0.1 million of interest and penalties in income tax expense for the years ended December 31, 2015, 2014 and 2013, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company believes that it is reasonably possible that a decrease of up to $4.0 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations. Included in this balance of unrecognized tax benefits are $0.3 million of tax benefits that, if recognized, would affect the effective tax rate.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Due to net operating losses, all of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2005.

The IRS is currently performing an audit of the Company’s 2013 income tax return. It is expected that the audit and the appeals process, if necessary, will be completed within the next twelve months. The Company does not anticipate any significant assessments as a result of the audit.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15—Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2015 and 2014 are as follows:

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$77,650	$75,106	$66,318	$52,186
Operating income (loss)	$2,452	$9,103	$(8,226)	$(14,681)
Net income (loss)	$(942)	$6,120	$(10,879)	$(10,959)
Net income (loss) attributable to RigNet, Inc. common stockholders	$(1,029)	$6,039	$(10,944)	$(11,040)
Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.06)	$0.35	$(0.62)	$(0.63)

Net income(loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.06)	$0.34	$(0.62)	$(0.63)

Weighted average shares outstanding, basic	17,463	17,499	17,567	17,610

Weighted average shares outstanding, diluted	17,463	17,893	17,567	17,610

	2014 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$75,043	$80,656	$87,819	$86,656
Operating income	$5,353	$9,802	$11,701	$7,228
Net income	$2,308	$5,748	$5,930	$1,997
Net income attributable to RigNet, Inc. common stockholders	$2,195	$5,667	$5,857	$1,916
Net income per share attributable to RigNet, Inc. common stockholders, basic	$0.13	$0.32	$0.34	$0.11

Net income per share attributable to RigNet, Inc. common stockholders, diluted	$0.12	$0.31	$0.33	$0.11

Weighted average shares outstanding, basic	17,267	17,490	17,443	17,454

Weighted average shares outstanding, diluted	17,993	18,108	17,987	17,874

Please refer to the contractual dispute in Note 10, and the property, plant and equipment impairment in Note 1 for material charges in the most recent quarter.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 16 – Employee Benefits

The Company maintains a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. For the years ended December 31, 2015 and 2014, the Company made matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2% and 6% of such employee’s eligible compensation, up to the maximum amount permitted by law. The Company incurred expenses of $0.8 million and $0.6 million for the years ended December 31, 2015 and 2014, respectively, for employer contributions. Effective January 1, 2016, the Company suspended the Company’s matching contributions under the 401(k) plan. Under the amended plan, the Company may later approve a discretionary matching contribution. The Company is taking this action in response to reduced oil and gas activity.

Note 17 – Restructuring Costs – Cost Reduction Plans

During the year ended December 31, 2015, the Company instituted certain resource reallocation and additional cost reduction plans to vacate and eliminate redundant facilities and eliminate certain positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and declines in the Baker Hughes U.S. land rig count. The Company is undertaking these plans to reduce costs and improve the Company’s competitive position.

For the year ended December 31, 2015, the Company incurred pre-tax expense of approximately $7.4 million in the corporate segment related to restructuring activities. For the year ended December 31, 2015, the restructuring costs included $4.5 million associated with the reduction of 123 employees, of which $3.4 million and $1.1 million were reported as general and administrative expense and cost of revenue, respectively, in the Consolidated Statements of Comprehensive Income (Loss). For the year ended December 31, 2015, the restructuring costs also included $2.9 million associated with ceasing the use of and vacating nine Company facilities, of which $1.4 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Consolidated Statements of Comprehensive Income (Loss).

Note 18 – Subsequent Events – Executive Departure costs

On January 7, 2016, Marty Jimmerson, the former CFO, was appointed Interim Chief Executive Officer (CEO) and President, to replace Mark Slaughter, the prior CEO and President effective January 7, 2016. Marty Jimmerson’s appointment will continue while the Company searches for a permanent CEO and President. In connection with the executive departure of our prior CEO, the Company will incur a pre-tax executive departure charge of approximately $1.9 million in the first quarter of 2016.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between the Registrant and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)
4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
4.2	Amended and Restated Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.3+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.4+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.5+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.6+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.7+	Employment Agreement between the Registrant and Mark Slaughter effective February 20, 2012 (filed as Exhibit 10.7 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2011, and incorporated herein by reference)
10.8+	Second Amendment to Employment Agreement between the Registrant and Martin Jimmerson dated as of July 1, 2015 (filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2015, and incorporated herein by reference)
10.9+	Employment Agreement between the Registrant and Charles Schneider dated November 12, 2015
10.10+	Employment Agreement between the Registrant and Morten Hansen dated February 8, 2013 (filed as Exhibit 10.10 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)
10.11+	Employment Agreement between the Registrant and William Sutton dated March 14, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)
10.12+	Employment Agreement between the Registrant and Hector Maytorena dated March 14, 2012 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)
10.13+	Severance Agreement between Registrant and Mark Slaughter dated January 30, 2016
10.14+	Employment Agreement between the Registrant and Martin Jimmerson dated as of January 7, 2016
10.15	Second Amended and Restated Credit Agreement, dated as of October 3, 2013 by and among the Registrant and Bank of America, N.A., among others (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2013, and incorporated herein by reference)
10.16	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 24, 2016, but effective as of December 31, 2015
10.17	Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended (filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.18	Eighth Amendment dated September 25, 2012 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003, as amended (filed as Exhibit 10.18 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)
10.19	Ninth Amendment dated September 4, 2013 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003 (filed as Exhibit 10.16 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2013, and incorporated herein by reference)

10.20	Tenth Amendment dated January 12, 2015 to the Lease Agreement between the Registrant and KWI Ashford Westchase Buildings, L.P. dated as of June 17, 2003 (filed as Exhibit 10.17 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2014, and incorporated herein by reference)
10.21	Pledge and Assignation Over Accounts between Nessco Invsat, Ltd. And Clydesdale Bank PLC dated September 28, 2012 (filed as Exhibit 10.19 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)
10.22	Non-Disclosure and Standstill agreement dated as of November 5, 2013 by and among the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)
10.23	Registration Rights Agreement dated November 5, 2013 between the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.