Form 10-Q
period 2016-03-31
RigNet, Inc.
filed 2016-05-09
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

At April 30, 2016, there were outstanding 17,732,557 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$51,979	$60,468
Restricted cash	46	543
Accounts receivable, net	66,687	62,105
Costs and estimated earnings in excess of billings on uncompleted contracts	3,352	6,757
Prepaid expenses and other current assets	9,452	7,142

Total current assets	131,516	137,015
Property, plant and equipment, net	71,223	72,547
Goodwill	28,749	18,058
Intangibles, net	20,532	18,974
Deferred tax and other assets	12,206	11,522

TOTAL ASSETS	$264,226	$258,116

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,949	$6,849
Accrued expenses	17,700	19,946
Current maturities of long-term debt	8,383	8,421
Income taxes payable	1,910	3,091
Deferred revenue	4,896	4,670

Total current liabilities	40,838	42,977
Long-term debt	67,075	69,238
Deferred revenue	367	359
Deferred tax liability	188	220
Other liabilities	32,579	22,009

Total liabilities	141,047	134,803

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2016 or December 31, 2015	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 17,732,557 and 17,757,945 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	18	18
Additional paid-in capital	143,726	143,012
Accumulated deficit	(7,376)	(6,043)
Accumulated other comprehensive loss	(13,294)	(13,836)

Total stockholders’ equity	123,074	123,151
Non-redeemable, non-controlling interest	105	162

Total equity	123,179	123,313

TOTAL LIABILITIES AND EQUITY	$264,226	$258,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)

Revenue	$62,341	$77,650

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,276	43,933
Depreciation and amortization	8,243	8,096
Selling and marketing	1,892	2,678
General and administrative	15,341	20,491

Total expenses	61,752	75,198

Operating income	589	2,452
Other expense:
Interest expense	(668)	(511)
Other expense, net	(286)	(569)

Income (loss) before income taxes	(365)	1,372
Income tax expense	(902)	(2,314)

Net loss	(1,267)	(942)
Less: Net income attributable to non-redeemable, non-controlling interest	66	87

Net loss attributable to RigNet, Inc. stockholders	$(1,333)	$(1,029)

COMPREHENSIVE INCOME (LOSS)
Net loss	$(1,267)	$(942)
Foreign currency translation	542	(4,583)

Comprehensive loss	(725)	(5,525)
Less: Comprehensive income attributable to non-controlling interest	66	87

Comprehensive loss attributable to RigNet, Inc. stockholders	$(791)	$(5,612)

LOSS PER SHARE - BASIC AND DILUTED

Net loss attributable to RigNet, Inc. common stockholders	$(1,333)	$(1,029)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.08)	$(0.06)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.08)	$(0.06)

Weighted average shares outstanding, basic	17,613	17,463

Weighted average shares outstanding, diluted	17,613	17,463

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,267)	$(942)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	8,243	8,096
Stock-based compensation	714	949
Amortization of deferred financing costs	39	44
Deferred taxes	127	246
Accretion of discount of contingent consideration payable for acquisition of Tecnor	141	—
Gain on sales of property, plant and equipment, net of retirements	(16)	(12)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(1,683)	4,635
Costs and estimated earnings in excess of billings on uncompleted contracts	3,370	(1,162)
Prepaid expenses and other assets	(2,846)	(1,188)
Accounts payable	(1,600)	(5,932)
Accrued expenses	(4,021)	(2,597)
Deferred revenue	197	584
Other liabilities	492	3,101

Net cash provided by operating activities	1,890	5,822

Cash flows from investing activities:
Acquisition of Orgtec S.A.P.I. de C.V., d.b.a. Tecnor	(4,841)	—
Capital expenditures	(4,148)	(8,236)
Proceeds from sales of property, plant and equipment	131	76
Decrease in restricted cash	497	104

Net cash used in investing activities	(8,361)	(8,056)

Cash flows from financing activities:
Subsidiary distributions to non-controlling interest	(123)	(168)
Repayments of long-term debt	(2,140)	(2,163)
Payment of financing fees	(100)	—
Excess tax benefits from stock-based compensation	—	118

Net cash used in financing activities	(2,363)	(2,213)

Net decrease in cash and cash equivalents	(8,834)	(4,447)

Cash and cash equivalents:
Balance, January 1,	60,468	66,576
Changes in foreign currency translation	345	(1,340)

Balance, March 31,	$51,979	$60,789

Supplemental disclosures:
Income taxes paid	$2,329	$1,628
Interest paid	$486	$471
Non-cash investing - capital expenditures accrued	$1,581	$2,234
Non-cash investing - contingent earn-out liability for Tecnor acquisition	$9,810	$—
Liabilities assumed - Tecnor acquistion	$2,408	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2015	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091

Issuance of restricted common stock, net of share cancellations	43	—	—	—	—	—	—	—

Stock-based compensation	—	—	949	—	—	949	—	949

Excess tax benefits from stock-based compensation	—	—	118	—	—	118	—	118

Foreign currency translation	—	—	—	—	(4,583)	(4,583)	—	(4,583)

Non-controlling owner distributions	—	—	—	—	—	—	(168)	(168)

Net income (loss)	—	—	—	(1,029)	—	(1,029)	87	(942)

Balance, March 31, 2015	17,673	$18	$138,729	$9,902	$(11,265)	$137,384	$81	$137,465

Balance, January 1, 2016	17,758	$18	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313

Restricted common stock cancellations	(26)	—	—	—	—	—	—	—

Stock-based compensation	—	—	714	—	—	714	—	714

Foreign currency translation	—	—	—	—	542	542	—	542

Non-controlling owner distributions	—	—	—	—	—	—	(123)	(123)

Net income (loss)	—	—	—	(1,333)	—	(1,333)	66	(1,267)

Balance, March 31, 2016	17,732	$18	$143,726	$(7,376)	$(13,294)	$123,074	$105	$123,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2016.

Subsequent to the issuance of the Company’s March 31, 2015 condensed consolidated financial statements, the Company identified a misclassification in the presentation of operating expenses between selling and marketing expense and general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015. This error resulted in the understatement of selling and marketing expense of $0.9 million and an offsetting overstatement of general and administrative expense, in the same amounts, for the three months ended March 31, 2015. The prior period amounts have been revised to reflect the correct classification. The correction had no impact on total expenses or net loss for the three months ended March 31, 2015.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2015 for information regarding the Company’s accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (ASU 2015-15), in which the SEC staff clarified its position on presenting and measuring debt issuance costs in connection with line of credit arrangements. The SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. ASU 2015-03 became effective for annual and interim periods for fiscal years beginning after December 15, 2015. Early adoption was permitted. The Company adopted ASU 2015-03 as of January 1, 2016. The adoption of ASU 2015-03 did not have any impact on the Company’s condensed consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU 2015-16), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The Company adopted ASU 2015-16 as of January 1, 2016. The adoption of ASU 2015-16 did not have any impact on the Company’s condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on the balance sheet. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Share Based Compensation. The new ASU simplifies several aspects of share based compensation including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR)

On February 4, 2016, RigNet completed its acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an estimated aggregate purchase price of $14.8 million. Of this aggregate purchase price, RigNet has paid $4.8 million in cash in 2016 and estimates paying $0.2 million in net working capital adjustments payable in June 2016 and $9.8 million in an earn-out payable in 2018. The estimate of the earn-out payable is preliminary and subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments including mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

The assets and liabilities of TECNOR have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill. The Company’s allocation of the purchase price is preliminary as the amounts are still being finalized.

The earn-out for TECNOR, is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) in each reporting period. There was no change in fair value to the TECNOR earn-out for the three months ended March 31, 2016 other than accretion of discount.

The goodwill of $11.1 million arising from the acquisition consists largely of synergies and other benefits that the Company believes will result from combining the operations of the Company and TECNOR, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of TECNOR, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Western Hemisphere reporting segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$2,672
Other assets			68
Property and equipment			809
Backlog	2.0	366
Customer Relationships	7.0	2,210

Total identifiable intangible assets			2,576
Goodwill			11,061
Accounts Payable			(1,914)
Accrued Expenses			(494)

Total purchase price			$14,778 (a)

(a)	Includes $0.2 million of estimated net working capital adjustments and an estimated earnout of $9.8 million expected to be paid in 2018.

For the three months ended March 31, 2016, RigNet incurred $0.2 million of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net income were $2.1 million and $0.4 million, respectively, for the three months ended March 31, 2016.

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2015. Pro forma adjustments include:

•	Adjusting interest expense to remove interest on debt instrument previously held by TECNOR; and

•	Removing nonrecurring transaction costs incurred in 2015 prior to acquisition.

	Three Months Ended March 31,
	2016	2015
	(in thousands)

Revenue	$63,376	$80,046
Expenses	64,440	80,991

Net loss	$(1,064)	$(945)

Net loss attributable to RigNet, Inc. common stockholders	$(1,130)	$(1,032)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.06)	$(0.06)

Diluted	$(0.06)	$(0.06)

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2016 or 2015. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

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

The Company acquired $11.1 million in goodwill in the TECNOR acquisition completed on February 4, 2016 (see Note 2 – Business Combinations).

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2015. The July 2015 annual test resulted in a full $10.9 million impairment of goodwill in the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. This impairment resulted from reduced internal cash flow projections for the North America Land reporting unit which has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. The July 2015 annual test resulted in no impairment to the remaining goodwill as the fair value of each other reporting unit continues to significantly exceed the carrying value plus goodwill.

As of March 31, 2016 and December 31, 2015, goodwill was $28.7 million and $18.1 million, respectively. In addition to additions from acquisition, goodwill increases or decreases in value due to the effect of foreign currency translation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangibles consist of customer relationships (acquired as part of the OilCamp, Nessco, Inmarsat’s Enterprise Energy business unit and TECNOR acquisitions), as well as trade name (acquired as part of the Nessco acquisition), backlog (acquired as part of the Nessco, Inmarsat’s Enterprise Energy business unit and TECNOR acquisitions), licenses (acquired primarily as part of the Inmarsat’s Enterprise Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

In July 2015, the Company identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount of intangibles within the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. No other impairment indicators have been identified in any reporting unit as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, intangibles were $20.5 million and $19.0 million, respectively. During the three months ended March 31, 2016 and 2015, the Company recognized amortization expense of $1.3 million and $1.3 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2016 and the following years (in thousands):

2016	3,684
2017	4,912
2018	4,744
2019	3,428
2020	2,552
Thereafter	1,212

$20,532

Note 5 – Restricted Cash

As of March 31, 2016 and December 31, 2015, the Company had restricted cash of $0.1 million and $0.5 million in current assets, respectively. This restricted cash is being used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of March 31, 2016 and December 31, 2015, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2016	2015
	(in thousands)
Term loan, net of unamortized deferred financing costs	$40,458	$42,659
Revolving loan	35,000	35,000

	75,458	77,659
Less: Current maturities of long-term debt	(8,383)	(8,421)

	$67,075	$69,238

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement (credit agreement) with four participating financial institutions. On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2016 and 2015 were 2.2% and 2.0%, respectively, with an interest rate of 2.2% at March 31, 2016.

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2016, the Term Loan had an outstanding principal balance of $40.7 million.

Revolving Loans

Under the amended and restated credit agreement with four participating financial institutions dated October 3, 2013, the Company secured a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of March 31, 2016, $35.0 million in draws remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended March 31, 2016 and 2015 was 2.2% and 1.9%, respectively, with an interest rate of 2.2% at March 31, 2016.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.8 million. This facility has a maturity date of June 30, 2017. As of March 31, 2016, the amount available under this facility was £1.6 million or $2.3 million.

Certain legacy Nessco performance bonds also require the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of March 31, 2016. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2016 and December 31, 2015, the Company believes it was in compliance with all covenants.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the Company amended its credit agreement with the most significant changes being the definition of consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization for the remainder of 2016 and the following years (in thousands):

2016	$6,285
2017	8,521
2018	60,652

Total debt, including current maturities	$75,458

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for TECNOR, is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) in each reporting period. There was no change in fair value to the TECNOR earn-out for the three months ended March 31, 2016 other than accretion of discount. (see Note 2 – Business Combinations)

Note 8 – Income Taxes

The Company’s effective tax rate for both the three months ended March 31, 2016 and March 31, 2015 is not meaningful due to the restructuring and executive departure charges recorded primarily in the US domestic operations which significantly decreased the Company’s consolidated pre-tax book income and thus increased the valuation allowance recognized in both quarters.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The IRS finalized an audit of the Company’s 2013 income tax return in March 2016. There were no assessments or material impact to the Condensed Consolidated Financial Statements as a result the audit.

The Company believes that it is reasonably possible that a decrease of up to $0.8 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations. If the tax benefits were recognized the impact to the tax provision would be $0.6 million, which would affect the effective tax rate.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2016, the Company granted a total of 529,360 restricted stock units (RSUs) to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted 300,300 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date. These also include 156,430 RSUs issued to certain officers and employees that generally cliff vest after 3 years, and 72,630 performance based RSUs issued to certain officers that generally cliff vest after 3 years and are subject to certain performance based targets. The ultimate number of performance based RSUs issued is based on a multiple determined by certain performance based targets.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

Under the 2010 Plan, options granted have, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. There were no stock options granted in the three months ended March 31, 2016. The assumptions used for the stock option grants made during the three months ended March 31, 2015, were as follows:

Three Months Ended March 31,
2015
Expected volatility	44%
Expected term (in years)	7
Risk-free interest rate	1.9%
Dividend yield	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2015 was $12.99 per option.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2016 and 2015 was $0.7 million and $0.9 million, respectively. As of March 31, 2016, there was $10.3 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 3.0 years.

Note 10 – Related Party Transactions

The Company utilized a consulting vendor, KKR Capstone, which performs services exclusively for portfolio companies of Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. The Company purchased no consulting services from KKR Capstone in the three months ended March 31, 2016. The Company purchased consulting services in the ordinary course of business totaling $0.1 million from KKR Capstone during the three months ended March 31, 2015.

Note 11 – Income (loss) per Share

Basic earnings per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock. Diluted EPS is computed by dividing net loss attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three months ended March 31, 2016, there were approximately 1,284,772 potentially issuable shares, excluded from the Company’s calculation of diluted EPS. Of which 1,161,948 were excluded due to the antidilutive position of the security. The remaining 122,824 were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2015, there were approximately 566,281 potentially issuable shares excluded from the Company’s calculation of diluted EPS. Of which, 183,462 shares were excluded due to the antidilutive position of the security. The remaining 382,819 shares were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

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

Contractual Dispute Settlement

The Company’s Telecoms Systems Integration (TSI) business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, the Company recognized $2.3 million of gain in the three months ended March 31, 2016. After the aforementioned settlement and gain, the Company now has an accrued estimated loss of $12.0 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. The Company expects remaining estimated project completion costs of $1.0 million. The Company will continue incurring costs and recognizing revenue related to this change order, as the project is not yet complete and is expected to continue incurring costs into the second quarter of 2016. The ultimate actual results from the project may differ from the estimated $12.0 million loss.

The Company has incurred legal expenses of $0.2 million in connection with the dispute for the three months ended March 31, 2016.

Regulatory Matter

In 2013, RigNet’s internal compliance program detected potential violations of U.S. sanctions by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S. Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS. The Company continues cooperating with OFAC and BIS with respect to resolution of the matter.

The Company incurred legal expenses of $0.1 million and $0.1 million in connection with the investigation for the three months ended March 31, 2016 and 2015, respectively. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended March 31, 2016 and 2015, the Company recognized expense under operating leases of $1.0 million and $0.7 million, respectively.

As of March 31, 2016, future minimum lease obligations for the remainder of 2016 and future years were as follows (in thousands):

2016	2,995
2017	3,315
2018	1,896
2019	560
2020	313

$9,079

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2016, the Company had the following commercial commitments related to satellite and network services for the remainder of 2016 and the four years thereafter (in thousands):

2016	$28,984
2017	23,989
2018	15,750
2019	16,419
2020	18,017

$103,159

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three months ended March 31, 2016 and 2015, is presented below.

	Three Months Ended March 31, 2016
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$31,450	$22,971	$7,920	$—	$62,341
Cost of revenue (excluding depreciation and amortization)	16,496	13,129	5,276	1,375	36,276
Depreciation and amortization	4,473	2,716	29	1,025	8,243
Selling, general and administrative	3,076	3,170	921	10,066	17,233

Operating income (loss)	$7,405	$3,956	$1,694	$(12,466)	$589

Total assets	131,784	102,623	25,313	4,506	264,226
Capital expenditures	3,891	518	—	496	4,905

	Three Months Ended March 31, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$38,971	$28,128	$10,551	$—	$77,650
Cost of revenue (excluding depreciation and amortization)	17,900	13,954	8,073	4,006	43,933
Depreciation and amortization	3,972	3,016	764	344	8,096
Selling, general and administrative	3,528	4,554	1,080	14,007	23,169

Operating income (loss)	$13,571	$6,604	$634	$(18,357)	$2,452

Total assets	150,074	133,008	45,704	(41,328)	287,458
Capital expenditures	4,021	2,124	—	1,928	8,073

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2016 and 2015. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Domestic	$15,967	$22,706
International	46,374	54,944

Total	$62,341	$77,650

The following table presents long-lived assets for the Company’s domestic and international operations as of March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
	(in thousands)
Domestic	$36,496	$36,506
International	84,008	73,073

Total	$120,504	$109,579

Note 14 – Restructuring Costs – Cost Reduction Plans

In the first quarter of 2016, the Company incurred a net reduction to restructuring charges of $0.6 million due to a reversal of $0.8 million of previously accrued restructuring charges for employees that the Company did not release and expense not incurred partially offset by a pre-tax expense of $0.2 million in the corporate segment associated with the reduction of 16 employees. The Company undertook the plan to reduce costs and improve the Company’s competitive position in response to increased stacking and scrapping of rigs and the declining Baker Hughes U.S. land rig count.

In the first quarter of 2015, the Company instituted a resource reallocation plan (the plan) to vacate and eliminate redundant facilities and eliminate certain excess positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of rigs and the declining Baker Hughes U.S. land rig count. The plan primarily consisted of a corporate initiative to reallocate resources from the corporate function and the North America Land reporting unit within the Western Hemisphere segment to growth areas of the Company. The Company undertook the plan to reduce costs and improve the Company’s competitive position.

In the first quarter of 2015, the Company incurred pre-tax expense of approximately $6.2 million in the corporate segment related to the plan. The restructuring costs include $2.4 million associated with the lay-off of 59 employees, of which $1.9 million and $0.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). The restructuring costs also include $3.8 million associated with ceasing the use of and vacating six Company facilities, of which $2.3 million and $1.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

Note 15 – Executive Departure costs

On January 7, 2016, Marty Jimmerson, the former CFO, was appointed Interim Chief Executive Officer (CEO) and President, to replace Mark Slaughter, the prior CEO and President effective January 7, 2016. Marty Jimmerson’s appointment will continue while the Company searches for a permanent CEO and President. In connection with the executive departure of our prior CEO, in the first quarter of 2016 the Company incurred a pre-tax executive departure expense of $1.9 million in the corporate segment.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2015 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Developments

On February 4, 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an aggregate purchase price of $14.8 million. Of this aggregate purchase price, we paid $4.8 million of cash in 2016 and estimate paying $0.2 million in net working capital adjustment in June 2016 and $9.8 million in an earn-out payable in 2018. The estimate of the earn-out payable is preliminary and subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico. The acquisition of TECNOR, including goodwill, is included in the Western Hemisphere reporting segment.

On January 7, 2016, Marty Jimmerson, our former Chief Financial Officer, was appointed Interim Chief Executive Officer (CEO) and President, to replace Mark Slaughter, our prior CEO and President effective January 7, 2016. Marty Jimmerson’s appointment will continue while we search for a permanent CEO and President. In connection with the executive departure of our prior CEO, we incurred a pre-tax executive departure charge of approximately $1.9 million in the first quarter of 2016.

In the first quarter of 2016, we incurred a net reduction to restructuring charges of $0.6 million due to a reversal of $0.8 million of previously accrued restructuring charges for employees that we did not release and expense not incurred partially offset by a pre-tax expense of $0.2 million in the corporate segment associated with the reduction of 16 employees. The Company undertook the plan to reduce costs and improve the Company’s competitive position in response to increased stacking and scrapping of rigs and the declining Baker Hughes U.S. land rig count.

In the first quarter of 2016, we reached a settlement related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, we recognized $2.3 million of gain in the three months ended March 31, 2016. After the settlement and aforementioned gain, we now have an accrued estimated loss of $12.0 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. We expect remaining estimated project completion costs of $1.0 million. We will continue incurring costs and recognizing revenue related to this change order, as the project is not yet complete and is expected to continue incurring costs into the second quarter of 2016.

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could continue to impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated. Oil prices have declined significantly throughout 2015 and into 2016 from the recent high in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several other international countries. Generally, a prolonged lower oil price environment restrains increases in exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have reduced their 2016 capital budgets compared to 2015 and 2014 as a result of lower oil prices.

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

As of March 31, 2016, we were serving a total of 232 jack up, semi-submersible and drillship rigs, a decrease of 49 rigs since March 31, 2015. We calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of March 31, 2016 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as the marketplace does not consider these rigs to be addressable. We approximate our addressable market share to be 31.3% as of March 31, 2016, which is down compared to 35.4% as of March 31, 2015. As of March 31, 2016, we were serving 499 strategic initiative sites, a decrease of 27 sites since March 31, 2015. Strategic initiative sites include production facilities, support vessels and international onshore rigs. As of March 31, 2016, we were also serving 287 other sites, a decrease of 206 sites since March 31, 2015. Other sites include U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases.

Several drilling rig owners have recently announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs will be delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 77 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in 2015 from these 77 offshore drilling rigs was $11.5 million. Revenue earned in the recent peak year of 2014 from these 77 offshore drilling rigs was $20.0 million. As of March 31, 2016, we have stopped providing communication services on 64 of the 77 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2015 and 2014 from these 64 offshore drilling rigs was $7.2 million and $14.8 million, respectively. Additionally, since March 31, 2015, our strategic initiatives and other sites, which include U.S. land, have declined by 27 and 206 sites, respectively, as a result of declining market conditions. The Baker Hughes U.S. land rig count has declined approximately 77.7% to 430 units in late April 2016 since its recent peak of 1,931 in late November 2014.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenue	$62,341	$77,650

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,276	43,933
Depreciation and amortization	8,243	8,096
Selling and marketing	1,892	2,678
General and administrative	15,341	20,491

Total expenses	61,752	75,198

Operating income	589	2,452
Other expense, net	(954)	(1,080)

Income (loss) before income taxes	(365)	1,372
Income tax expense	(902)	(2,314)

Net loss	(1,267)	(942)
Less: Net income attributable to non-controlling interests	66	87

Net loss attributable to RigNet, Inc. stockholders	$(1,333)	$(1,029)

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$26,065	$33,717
Unlevered Free Cash Flow	$5,761	$9,041
Adjusted EBITDA	$10,666	$17,114
Cash Earnings	$9,096	$14,289
Cash EPS	$0.52	$0.82

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Eastern Hemisphere:
Revenue	$31,450	$38,971
Cost of revenue (excluding depreciation and amortization)	16,496	17,900

Gross Profit (non-GAAP measure)	14,954	21,071
Depreciation and amortization	4,473	3,972
Selling, general and administrative	3,076	3,528

Eastern Hemisphere operating income	$7,405	$13,571

Western Hemisphere:
Revenue	$22,971	$28,128
Cost of revenue (excluding depreciation and amortization)	13,129	13,954

Gross Profit (non-GAAP measure)	9,842	14,174
Depreciation and amortization	2,716	3,016
Selling, general and administrative	3,170	4,554

Western Hemisphere operating income	$3,956	$6,604

Telecoms Systems Integration:
Revenue	$7,920	$10,551
Cost of revenue (excluding depreciation and amortization)	5,276	8,073

Gross Profit (non-GAAP measure)	2,644	2,478
Depreciation and amortization	29	764
Selling, general and administrative	921	1,080

Telecom Systems Integration operating income	$1,694	$634

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2016 and 2015

Revenue. Revenue decreased by $15.3 million, or 19.7%, to $62.3 million for the three months ended March 31, 2016 from $77.7 million for the three months ended March 31, 2015. This decrease was driven by lower revenues in the Eastern and Western Hemisphere segments and, to a lesser extent, the Telecoms Systems Integration (TSI) segment. The Eastern and Western Hemisphere segments decreased $7.5 million, or 19.3% and $5.2 million, or 18.3%, respectively. The decrease in revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 49 offshore drilling sites served is primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity. The TSI segment decreased $2.6 million, or 24.9% due to decreased demand for TSI services. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue. Costs decreased by $7.7 million, or 17.4%, to $36.3 million for the three months ended March 31, 2016 from $43.9 million for the three months ended March 31, 2015. Cost of revenue decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $7.7 million, or 22.7%, to $26.1 million for the three months ended March 31, 2016 from $33.7 million for the three months ended March 31, 2015. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 41.8% for the three months ended March 31, 2016 compared to 43.4% for the three months ended March 31, 2015. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to decreased revenues partially offset by cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.1 million to $8.2 million for the three months ended March 31, 2016 from $8.1 million for the three months ended March 31, 2015. This increase is primarily attributable to additions to property, plant and equipment and intangibles from the acquisition of TECNOR and capital expenditures.

Selling and Marketing. Selling and marketing expense decreased $0.8 million to $1.9 million for the three months ended March 31, 2016 from $2.7 million for the three months ended March 31, 2015 due to the effect of cost reduction plans.

General and Administrative. General and administrative expenses decreased by $5.2 million to $15.3 million for the three months ended March 31, 2016 from $20.5 million for the three months ended March 31, 2015. General and administrative costs decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend partially offset by CEO search costs and Enterprise Resource Planning (ERP) system implementation costs.

Excluding $1.9 million of executive departure costs, acquisition costs of $0.2 million, and a reduction of severance costs by $0.6 million, general and administrative expenses for the three months ended March 31, 2016 would have been $13.8 million. Excluding $4.2 million of restructuring charges, general and administrative expenses would have been $16.3 million for the three months ended March 31, 2015. Excluding the aforementioned charges, general and administrative costs decreased due to the effect of cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend. These reductions in costs were partially offset by CEO search and ERP system implementation costs.

Income Tax Expense. Our effective tax rate for both the three months ended March 31, 2016 and March 31, 2015 is not meaningful due to the restructuring and executive departure charges recorded primarily in the US domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized in both quarters.

Liquidity and Capital Resources

At March 31, 2016, we had working capital of $90.7 million.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$60,468	$66,576
Net cash provided by operating activities	1,890	5,822
Net cash used in investing activities	(8,361)	(8,056)
Net cash used in financing activities	(2,363)	(2,213)
Changes in foreign currency translation	345	(1,340)

Cash and cash equivalents, March 31,	$51,979	$60,789

Currently, the Australian dollar, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not typically hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2016 and 2015, 84.1% and 85.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2016 compared to $5.8 million for the three months ended March 31, 2015. The decrease in cash provided by operating activities during 2016 of $3.9 million was primarily due to lower operating income coupled with the timing of collection of our accounts receivable partially offset by the timing of payments of our accounts payable.

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

Investing Activities

Net cash used in investing activities was $8.4 million and $8.1 million for the three months ended March 31, 2016 and 2015, respectively.

Net Cash used in investing activities during the three months ended March 31, 2016 include $4.8 million paid in connection with the acquisition of TECNOR. Net cash used in investing activities during the three months ended March 31, 2016 and 2015 includes capital expenditures of $4.1 million and $8.2 million, respectively. We expect capital expenditures for 2016 to be lower than the previous year due to declining global oil and gas drilling activity. We believe our 2016 capital expenditures will primarily be focused on growth opportunities arising from new build high specification deepwater drilling rigs and, to a lesser extent, our ERP system.

Financing Activities

Net cash used in financing activities was $2.4 million compared to cash used financing activities of $2.2 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in financing activities for the three months ended March 31, 2016 and 2015 include $2.1 million and $2.2 million in principal payments on our long-term debt, respectively.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Adjusted EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2016 and 2015 was 2.2% and 2.0%, respectively, with an interest rate of 2.2% at March 31, 2016. The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2016, the outstanding principal balance of the Term Loan was $40.7 million.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of March 31, 2016, $35.0 million in draws have been made on the facility and remain outstanding. The weighted average interest rate for the three months ended March 31, 2016 and 2015 was 2.2% and 1.9%, respectively, with an interest rate of 2.2% at March 31, 2016.

In February 2016, we amended our credit agreement with the most significant changes being the definition of consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Adjusted EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At March 31, 2016, we believe we were in compliance with all covenants.

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

We incurred legal expenses of $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS or similarly titled measures in the same manner we do. Therefore, these non-GAAP measures should be considered in conjunction with net loss and other performance measures prepared in accordance with GAAP, such as gross profit, operating income or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS should not be considered in isolation or as a substitute for GAAP measures such as net loss, gross profit, operating income or any other GAAP measure of liquidity or financial performance. We prepare Gross Profit (excluding depreciation and amortization), Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gross profit	$18,300	$25,978
Depreciation and amortization related to cost of revenue	7,765	7,739

Gross Profit (excluding depreciation and amortization)	$26,065	$33,717

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

We define Adjusted EBITDA as net loss plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, stock-based compensation, merger/acquisition costs and related bonuses, executive departure costs, restructuring charges and non-recurring items. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

We define Cash Earnings as net loss plus depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property and equipment, change in fair value of derivatives, stock-based compensation, merger/acquisition costs and related bonuses, executive departure costs, restructuring charges and non-recurring items. We define Cash EPS as Cash Earnings divided by diluted shares. Cash Earnings and Cash EPS are financial measures that are not calculated in accordance with GAAP.

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

Although Cash Earnings and Cash EPS are frequently used by investors and securities analysts in their evaluations of companies, Cash Earnings and Cash EPS have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Cash Earnings and Cash EPS do not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Cash Earnings and Cash EPS do not reflect changes in, or cash requirements for, our working capital needs;

•	Cash Earnings and Cash EPS do not reflect the stock based compensation component of employee compensation;

•	Cash Earnings and Cash EPS do not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Cash Earnings and Cash EPS does not reflect foreign exchange impact of intercompany financing activities;

•	Cash Earnings and Cash EPS do not reflect (gain) loss on retirement of property, plant and equipment;

•	Cash Earnings and Cash EPS do not reflect acquisition costs;

•	Cash Earnings and Cash EPS do not reflect cash taxes;

•	Cash Earnings and Cash EPS do not reflect executive departure costs;

•	Cash Earnings and Cash EPS do not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Cash Earnings and Cash EPS do not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Cash Earnings and Cash EPS or similarly titled measures differently than we do, limiting their usefulness as comparative measures.

The following table presents a reconciliation of our net loss to Adjusted EBITDA, Unlevered Free Cash Flow, Cash Earnings and Cash EPS.

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net loss	$(1,267)	$(942)
Interest expense	668	511
Depreciation and amortization	8,243	8,096
Gain on sales of property, plant and equipment, net of retirements	(16)	(12)
Stock-based compensation	714	949
Restructuring	(632)	6,198
Executive departure costs	1,884	—
Acquisition costs	170	—
Income tax expense	902	2,314

Adjusted EBITDA (non-GAAP measure)	$10,666	$17,114

Interest expense	(668)	(511)
Income tax expense	(902)	(2,314)

Cash Earnings (non-GAAP measure)	$9,096	$14,289

Diluted Shares	17,613	17,463

Cash EPS (non-GAAP measure)	$0.52	$0.82

Adjusted EBITDA (non-GAAP measure)	$10,666	$17,114
Capital expenditures	4,905	8,073

Unlevered Free Cash Flow (non-GAAP measure)	$5,761	$9,041

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

Adjusted EBITDA decreased by $6.4 million to $10.7 million for the three months ended March 31, 2016, from $17.1 million for the three months ended March 31, 2015. The decrease resulted primarily from decreased revenue partially offset by cost savings from the cost reduction plans and separate cost savings initiatives focused on reducing third party spend.

Unlevered Free Cash Flow was $5.8 million in the three months ended March 31, 2016, a decrease of $3.3 million over the prior year quarter. The decrease in Unlevered Free Cash Flow during the three months ended March 31, 2016 was due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures.

Cash Earnings decreased by $5.2 million to $9.1 million for the three months ended March 31, 2016, from $14.3 million for the three months ended March 31, 2015. The decrease resulted from decreased revenue partially offset by cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the three months ended March 31, 2016 and 2015, 15.9% and 14.6%, respectively of our revenues were earned in non-U.S. currencies. At March 31, 2016 and 2015, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest rate risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2016 and December 31, 2015, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2016	2015
	(in thousands)
Effect on Net Income and Equity - Increase/Decrease:
1% Decrease/increase in rate	$755	$777
2% Decrease/increase in rate	$1,509	$1,553
3% Decrease/increase in rate	$2,264	$2,330

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect SAP to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

2.2	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015

3.1	Amended and Restated Certificate of Incorporation (filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant, as amended as of October 31, 2013 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: May 9, 2016	By:	/s/ CHARLES E. SCHNEIDER
Charles E. Schneider
Chief Financial Officer (Principal Financial Officer)