Form 10-Q
period 2016-06-30
RigNet, Inc.
filed 2016-08-08
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

At July 31, 2016, there were outstanding 17,806,244 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$59,456	$60,468
Restricted cash	298	543
Accounts receivable, net	51,184	62,105
Costs and estimated earnings in excess of billings on uncompleted contracts	2,047	6,757
Prepaid expenses and other current assets	9,892	7,142

Total current assets	122,877	137,015
Property, plant and equipment, net	67,633	72,547
Restricted cash	1,500	—
Goodwill	23,346	18,058
Intangibles, net	19,031	18,974
Deferred tax and other assets	14,434	11,522

TOTAL ASSETS	$248,821	$258,116

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,154	$6,849
Accrued expenses	17,323	19,946
Current maturities of long-term debt	8,388	8,421
Income taxes payable	306	3,091
Deferred revenue	3,582	4,670

Total current liabilities	35,753	42,977
Long-term debt	64,976	69,238
Deferred revenue	311	359
Deferred tax liability	22	220
Other liabilities	29,797	22,009

Total liabilities	130,859	134,803

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2016 or December 31, 2015	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 17,806,244 and 17,757,945 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	18	18
Additional paid-in capital	145,498	143,012
Accumulated deficit	(12,127)	(6,043)
Accumulated other comprehensive loss	(15,427)	(13,836)

Total stockholders’ equity	117,962	123,151
Non-redeemable, non-controlling interest	—	162

Total equity	117,962	123,313

TOTAL LIABILITIES AND EQUITY	$248,821	$258,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Revenue	$54,911	$75,106	$117,252	$152,756

Expenses:
Cost of revenue (excluding depreciation and amortization)	33,276	39,736	69,552	83,669
Depreciation and amortization	9,013	8,211	17,256	16,307
Impairment of intangible assets	397	—	397	—
Selling and marketing	1,943	2,262	3,835	4,940
General and administrative	13,576	15,794	28,917	36,285

Total expenses	58,205	66,003	119,957	141,201

Operating income (loss)	(3,294)	9,103	(2,705)	11,555
Other income (expense):
Interest expense	(643)	(508)	(1,311)	(1,019)
Other income (expense), net	315	160	29	(409)

Income (loss) before income taxes	(3,622)	8,755	(3,987)	10,127
Income tax expense	(1,234)	(2,635)	(2,136)	(4,949)

Net income (loss)	(4,856)	6,120	(6,123)	5,178
Less: Net income (loss) attributable to non-redeemable, non-controlling interest	(105)	81	(39)	168

Net income (loss) attributable to RigNet, Inc. stockholders	$(4,751)	$6,039	$(6,084)	$5,010

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,856)	$6,120	$(6,123)	$5,178
Foreign currency translation	(2,133)	3,255	(1,591)	(1,328)

Comprehensive income (loss)	(6,989)	9,375	(7,714)	3,850
Less: Comprehensive income (loss) attributable to non-controlling interest	(105)	81	(39)	168

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$(6,884)	$9,294	$(7,675)	$3,682

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. common stockholders	$(4,751)	$6,039	$(6,084)	$5,010

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.27)	$0.35	$(0.35)	$0.29

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.27)	$0.34	$(0.35)	$0.28

Weighted average shares outstanding, basic	17,634	17,499	17,624	17,482

Weighted average shares outstanding, diluted	17,634	17,893	17,624	17,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(6,123)	$5,178
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	17,256	16,307
Impairment of intangible assets	397	—
Stock-based compensation	1,842	1,982
Amortization of deferred financing costs	85	87
Deferred taxes	(1,627)	202
Accretion of discount of contingent consideration for acquisition of Tecnor	234	—
Gain on sales of property, plant and equipment, net of retirements	(150)	(13)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	13,676	2,954
Costs and estimated earnings in excess of billings on uncompleted contracts	4,670	(4,561)
Prepaid expenses and other assets	(2,727)	(161)
Accounts payable	(2,777)	(2,519)
Accrued expenses	(5,952)	(9,939)
Deferred revenue	(1,161)	314
Other liabilities	797	3,604

Net cash provided by operating activities	18,440	13,435

Cash flows from investing activities:
Acquisition of Orgtec S.A.P.I. de C.V., d.b.a. Tecnor	(4,841)	—
Capital expenditures	(9,430)	(14,331)
Proceeds from sales of property, plant and equipment	183	21
(Increase) decrease in restricted cash	(1,255)	419

Net cash used in investing activities	(15,343)	(13,891)

Cash flows from financing activities:
Proceeds from issuance of common stock	644	105
Subsidiary distributions to non-controlling interest	(123)	(168)
Repayments of long-term debt	(4,280)	(4,324)
Payment of financing fees	(100)	—
Excess tax benefits from stock-based compensation	—	92

Net cash used in financing activities	(3,859)	(4,295)

Net decrease in cash and cash equivalents	(762)	(4,751)

Cash and cash equivalents:
Balance, January 1,	60,468	66,576
Changes in foreign currency translation	(250)	(301)

Balance, June 30,	$59,456	$61,524

Supplemental disclosures:
Income taxes paid	$4,910	$5,455
Interest paid	$991	$940
Non-cash investing - capital expenditures accrued	$969	$4,221
Non-cash investing - contingent earn-out liability for Tecnor acquisition	$6,425	$—
Liabilities assumed - Tecnor acquisition	$2,408	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2015	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091
Issuance of common stock upon the exercise of stock options	5	—	105	—	—	105	—	105
Issuance of restricted common stock, net of share cancellations	58	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,982	—	—	1,982	—	1,982
Excess tax benefits from stock-based compensation	—	—	92	—	—	92	—	92
Foreign currency translation	—	—	—	—	(1,328)	(1,328)	—	(1,328)
Non-controlling owner distributions	—	—	—	—	—	—	(168)	(168)
Net income	—	—	—	5,010	—	5,010	168	5,178

Balance, June 30, 2015	17,693	$18	$139,841	$15,941	$(8,010)	$147,790	$162	$147,952

Balance, January 1, 2016	17,758	$18	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313
Issuance of common stock upon the exercise of stock options	81	—	644	—	—	644	—	644
Restricted common stock cancellations	(33)	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,842	—	—	1,842	—	1,842
Foreign currency translation	—	—	—	—	(1,591)	(1,591)	—	(1,591)
Non-controlling owner distributions	—	—	—	—	—	—	(123)	(123)
Net loss	—	—	—	(6,084)	—	(6,084)	(39)	(6,123)

Balance, June 30, 2016	17,806	$18	$145,498	$(12,127)	$(15,427)	$117,962	$—	$117,962

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

Subsequent to the issuance of the Company’s June 30, 2015 condensed consolidated financial statements, the Company identified a misclassification in the presentation of operating expenses between selling and marketing expense and general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015. This error resulted in the understatement of selling and marketing expense of $0.6 million and $1.4 million for the three and six months ended June 30, 2015 and an offsetting overstatement of general and administrative expense, in the same amounts. The prior period amounts have been revised to reflect the correct classification. The correction had no impact on total expenses or net income for the three and six months ended June 30, 2015.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2015 for information regarding the Company’s accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally requires reflection of leases on the balance sheet. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Share Based Compensation. The new ASU simplifies several aspects of share based compensation including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU 2016-09 in the second quarter of 2016 and have applied the guidance as of January 1, 2016. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

TECNOR

On February 4, 2016, RigNet completed its acquisition of TECNOR for an estimated aggregate purchase price of $11.6 million. Of this aggregate purchase price, RigNet paid $4.8 million in cash in February 2016 and paid $0.3 million in escrow subject to final net working capital adjustments and estimates paying $6.5 million in an earn-out payable in 2018. The estimate of the earn-out payable is preliminary and subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments including mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

The assets and liabilities of TECNOR have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill. The Company’s allocation of the purchase price is preliminary as the amounts are still being finalized.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) in each reporting period. There was no change in fair value to the TECNOR earn-out for the three and six months ended June 30, 2016 other than accretion of discount and the correction of error in estimated purchase price.

The goodwill of $6.7 million arising from the acquisition consists largely of synergies and other benefits that the Company believes will result from combining the operations of the Company and TECNOR, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of TECNOR, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Western Hemisphere reporting segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$2,672
Other assets			1,280
Property and equipment			809
Backlog	2.0	366
Customer Relationships	7.0	2,210

Total identifiable intangible assets			2,576
Goodwill			6,669
Accounts Payable			(1,914)
Accrued Expenses			(494)

Total purchase price			$11,598	(a) (b)

(a)	Includes $0.3 million of estimated net working capital adjustments and an estimated earnout of $6.5 million expected to be paid in 2018.
(b)	During the second quarter of 2016, the Company corrected the calculation of the preliminary estimated earn-out payable for the acquisition of TECNOR as reported in the unaudited condensed consolidated financial statements for the three months ended March 31, 2016. The error resulted in a $3.3 million overstatement of other liabilities and goodwill initially recognized in the preliminary purchase price allocation as of March 31, 2016. The error was corrected in the second quarter in order to properly report the balances of other liabilities and goodwill as of June 30, 2016 and to correct the disclosure for preliminary purchase price allocation.

For the three and six months ended June 30, 2016, RigNet incurred $0.1 and $0.2 million, respectively, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net income were $3.0 million and $0.2 million, respectively, for the three months ended June 30, 2016. TECNOR’s revenue and net income were $5.1 million and $0.6 million, respectively, for the six months ended June 30, 2016.

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2015. Pro forma adjustments include:

•	Adjusting interest expense to remove interest on a debt instrument previously held by TECNOR; and

•	Removing nonrecurring transaction costs incurred in 2015 prior to acquisition.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)

Revenue	$54,911	$77,213	$118,287	$157,259
Expenses	59,767	71,293	124,207	152,284

Net income (loss)	$(4,856)	$5,920	$(5,920)	$4,975

Net income (loss) attributable to RigNet, Inc. common stockholders	$(4,751)	$5,839	$(5,881)	$4,807

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.27)	$0.33	$(0.33)	$0.27

Diluted	$(0.27)	$0.33	$(0.33)	$0.27

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company presently does not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner, the British pound sterling and the Australian dollar are the currencies that could materially impact the Company’s financial position and results of operations. The Company presently does not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s condensed consolidated financial statements.

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

The Company acquired $6.7 million of goodwill in the TECNOR acquisition completed on February 4, 2016 (see Note 2 – Business Combinations).

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2015. The July 2015 annual test resulted in a full $10.9 million impairment of goodwill in the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. This impairment resulted from reduced internal cash flow projections for the North America Land reporting unit which has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. The July 2015 annual test resulted in no impairment to the remaining goodwill as the fair value of each other reporting unit continues to exceed the carrying value plus goodwill.

As of June 30, 2016 and December 31, 2015, goodwill was $23.3 million and $18.1 million, respectively. In addition to additions from acquisition, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

In June 2016, the Company identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, the Company conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of the Company’s intangibles within Kazakhstan.

In July 2015, the Company identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount of intangibles within the North America Land reporting unit, which reports through the Western Hemisphere reportable segment. Except as noted above, no other impairment indicators have been identified in any reporting unit as of June 30, 2016.

As of June 30, 2016 and December 31, 2015, intangibles were $19.0 million. During the three months ended June 30, 2016 and 2015, the Company recognized amortization expense of $1.3 million and $1.5 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recognized amortization expense of $2.6 million and $2.8 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2016 and the following years (in thousands):

2016	2,822
2017	4,717
2018	4,550
2019	3,307
2020	2,490
Thereafter	1,145

$19,031

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Restricted Cash

As of June 30, 2016 and December 31, 2015, the Company had restricted cash of $0.3 million and $0.5 million in current assets, respectively. The restricted cash in current assets as of June 30, 2016 is primarily used for working capital adjustments for the TECNOR acquisition. The restricted cash in current assets as of December 31, 2015 was primarily used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco.

As of June 30, 2016, the Company had restricted cash of $1.5 million in long-term assets. The restricted cash in long-term assets is primarily used to collateralize a performance bond in the Eastern Hemisphere segment (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of June 30, 2016 and December 31, 2015, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2016	2015
	(in thousands)
Term loan, net of unamortized deferred financing costs	$38,364	$42,659
Revolving loan	35,000	35,000

	73,364	77,659
Less: Current maturities of long-term debt	(8,388)	(8,421)

	$64,976	$69,238

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement with four participating financial institutions (credit agreement). On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2016 and 2015 were 2.4% and 2.0%, respectively. The weighted average interest rate for the six months ended June 30, 2016 and 2015 were 2.3% and 2.0%, respectively, with an interest rate of 2.5% at June 30, 2016.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2016, the Term Loan had an outstanding principal balance of $38.6 million.

Revolving Loans

Under the credit agreement, the Company maintains a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of June 30, 2016, $35.0 million in draws remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

Borrowings under the revolving credit facility bear an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended June 30, 2016 and 2015 was 2.3% and 2.0%, respectively. The weighted average interest rate for the six months ended June 30, 2016 and 2015 was 2.3% and 1.9%, respectively, with an interest rate of 2.5% at June 30, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.4 million. This facility has a maturity date of June 30, 2017. As of June 30, 2016, the amount available under this facility was £1.7 million or $2.3 million.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Eastern Hemisphere segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of June 30, 2016. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2016 and December 31, 2015, the Company believes it was in compliance with all covenants.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization for the remainder of 2016 and the following years (in thousands):

2016	$4,191
2017	8,521
2018	60,652

Total debt, including current maturities	$73,364

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for TECNOR, is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) in each reporting period. There was no change in fair value to the TECNOR earn-out for the three and six months ended June 30, 2016 other than accretion of discount and the correction of error in estimated purchase price (see Note 2 – Business Combinations).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

The Company’s effective income tax rate was -34.1% and 30.1% for the three months ended June 30, 2016 and 2015, respectively. The Company’s effective income tax rate was -53.6% and 48.9% for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

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

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2016, the Company granted a total of 616,897 restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted 316,017 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date. These also include 156,430 RSUs issued to certain officers and employees that generally cliff vest after 3 years, 65,084 RSUs issued to directors that vest in May 2017, and 79,366 performance based RSUs issued to certain officers that generally cliff vest after 3 years and are subject to certain performance based targets. The ultimate number of performance based RSUs issued is based on a multiple determined by certain performance based targets.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the six months ended June 30, 2016, the Company also granted 100,000 stock options with an exercise price of $12.60 to an officer of the Company under the 2010 Plan. Options granted have, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the six months ended June 30, 2016 and 2015, were as follows:

	Six Months Ended June 30,
	2016	2015
Expected volatility	49%	44%
Expected term (in years)	7	7
Risk-free interest rate	1.7%	1.9%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2016 and 2015 was $6.46 and $13.09 per option.

During the six months ended June 30, 2016, 33,400 shares of restricted stock, 57,851 RSUs and 132,370 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2016 and 2015 was $1.8 million and $2.0 million, respectively. As of June 30, 2016, there was $10.7 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.7 years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Related Party Transactions

The Company utilized a consulting vendor, KKR Capstone, which performs services exclusively for portfolio companies of Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. The Company purchased no consulting services from KKR Capstone in the three and six months ended June 30, 2016. The Company purchased consulting services in the ordinary course of business totaling $0.2 and $0.3 million from KKR Capstone during the three and six months ended June 30, 2015, respectively.

Note 11 – Income (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net income (loss) attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock. Diluted EPS is computed by dividing net income (loss) attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three and six months ended June 30, 2016, there were approximately 1,591,554 and 1,309,565 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS of which 1,073,579 and 1,096,848, respectively, were excluded due to the antidilutive position of the security. The remaining 517,975 and 212,717, respectively, were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

For the three and six months ended June 30, 2015, there were approximately 162,755 and 163,174, respectively, potentially issuable shares excluded from the Company’s calculation of diluted EPS due to the antidilutive position of the security.

For the three and six months ended June 30, 2015, 393,878 and 374,338 shares of unexercised or unvested securities, respectively, were included in the diluted earnings per share computation due to the dilutive effect.

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

Contractual Dispute Settlement

The Company’s Telecoms Systems Integration (TSI) business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, the Company recognized $2.3 million of gain in the six months ended June 30, 2016. After the aforementioned settlement and gain, the Company now has an accrued estimated loss of $12.0 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. The Company expects remaining estimated project completion costs of $0.7 million. The Company will continue incurring costs and recognizing revenue related to this change order, as the project is not yet complete and is expected to continue incurring costs through 2016. The ultimate actual results from the project may differ from the estimated $12.0 million loss.

The Company has incurred legal expenses of $0.2 million in connection with the dispute for the six months ended June 30, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Matter

In 2013, RigNet’s internal compliance program detected potential violations of U.S. sanctions by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company has voluntarily self-reported the potential violations to the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S. Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS. The Company continues cooperating with OFAC and BIS with respect to resolution of the matter.

The Company incurred legal expenses of $0.1 million and $0.1 million in connection with the investigation for the six months ended June 30, 2016 and 2015, respectively. The Company may continue to incur significant legal fees and related expenses and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. The Company cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, the Company could be subject to fines, sanctions or other penalties.

Based on the information available at this time and management’s understanding of the potential sanctions, the Company currently estimates that it may incur penalties associated with these potential violations within a range of zero to $1.5 million. The Company has accrued an estimated liability of $0.8 million as management believes this is the most probable outcome. This estimate is based on RigNet’s internal investigation and no assurance can be given as to what, if any, penalties OFAC or BIS will impose or whether it will identify or allege additional violations or remedies.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended June 30, 2016 and 2015, the Company recognized expense under operating leases of $1.0 million and $0.9 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized expense under operating leases of $2.1 million and $1.6 million, respectively.

As of June 30, 2016, future minimum lease obligations for the remainder of 2016 and future years were as follows (in thousands):

2016	2,087
2017	2,838
2018	1,390
2019	603
2020	313

$7,231

On June 30, 2016, the Company provided notice of early termination of its lease with Hartman Ashford Crossing, LLC for office space located at 1880 S. Dairy Ashford, Houston, TX 77077. In accordance with the terms of that lease, the Company exercised its option for early termination, effective February 28, 2017. The total amount of the lease termination obligation is $0.4 million, of which $0.1 million has been paid. The Company is entitled to reimbursement from the landlord for construction costs and tenant improvements in the amount of $0.5 million, and intends to utilize part of such reimbursement to pay the remainder of the termination payment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2016, the Company had the following commercial commitments related to satellite and network services for the remainder of 2016 and the four years thereafter (in thousands):

2016	$20,786
2017	24,968
2018	16,116
2019	16,489
2020	18,017

$96,376

RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput Inmarsat’s Global Xpress (GX) network during the five years after it becomes operational. The Company expects to utilize GX across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2020, assuming the GX network is commercially available in 2016, is reflected in the table above.

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

Certain operating segments are aggregated into one reportable segment based on similar economic characteristics. Accordingly, RigNet considers its business to consist of three reportable segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar and Saudi Arabia, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three and six months ended June 30, 2016 and 2015, is presented below.

	Three Months Ended June 30, 2016
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$29,131	$21,088	$4,692	$—	$54,911
Cost of revenue (excluding depreciation and amortization)	15,643	12,080	3,594	1,959	33,276
Depreciation and amortization	4,864	2,721	9	1,419	9,013
Impairment of intangible assets	—	—	—	397	397
Selling, general and administrative	2,911	3,286	721	8,601	15,519

Operating income (loss)	$5,713	$3,001	$368	$(12,376)	$(3,294)

Capital expenditures	3,321	699	—	650	4,670

	Three Months Ended June 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$38,085	$26,654	$10,367	$—	$75,106
Cost of revenue (excluding depreciation and amortization)	18,734	11,714	7,715	1,573	39,736
Depreciation and amortization	3,988	2,964	774	485	8,211
Selling, general and administrative	3,664	4,326	1,356	8,710	18,056

Operating income (loss)	$11,699	$7,650	$522	$(10,768)	$9,103

Capital expenditures	3,681	2,915	166	1,321	8,083

	Six Months Ended June 30, 2016
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$60,581	$44,059	$12,612	$—	$117,252
Cost of revenue (excluding depreciation and amortization)	32,139	25,209	8,870	3,334	69,552
Depreciation and amortization	9,337	5,437	38	2,444	17,256
Impairment of intangible assets	—	—	—	397	397
Selling, general and administrative	5,987	6,456	1,642	18,667	32,752

Operating income (loss)	$13,118	$6,957	$2,062	$(24,842)	$(2,705)

Total assets	122,080	93,993	29,539	3,209	248,821
Capital expenditures	7,212	1,217	—	1,146	9,575

	Six Months Ended June 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$77,056	$54,782	$20,918	$—	$152,756
Cost of revenue (excluding depreciation and amortization)	36,634	25,668	15,788	5,579	83,669
Depreciation and amortization	7,960	5,980	1,538	829	16,307
Selling, general and administrative	7,192	8,880	2,436	22,717	41,225

Operating income (loss)	$25,270	$14,254	$1,156	$(29,125)	$11,555

Total assets	153,033	138,833	45,434	(42,798)	294,502
Capital expenditures	7,702	5,039	166	3,249	16,156

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2016 and 2015. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Domestic	$16,261	$20,810	$32,228	$43,516
International	38,650	54,296	85,024	109,240

Total	$54,911	$75,106	$117,252	$152,756

The following table presents long-lived assets for the Company’s domestic and international operations as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(in thousands)
Domestic	$33,529	$36,506
International	76,481	73,073

Total	$110,010	$109,579

Note 14 – Restructuring Costs – Cost Reduction Plans

During the three months ended June 30, 2016, the Company incurred pre-tax restructuring expense of $1.1 million in the corporate segment consisting of $0.7 million of termination costs associated with the reduction of 26 employees and $0.4 million of exit costs from the corporate office lease. The termination costs are reported as $0.5 million and $0.2 million in general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). The $0.4 million of exit costs from the lease for the corporate office are reported as general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss).

During the six months ended June 30, 2016, the Company incurred net pre-tax restructuring expense of $0.5 million in the Corporate segment consisting of $0.4 million of exit costs from the corporate office lease and $0.9 million associated with the reduction of 42 employees partially offset by a net reduction to restructuring charges of $0.8 million due to a reversal of previously accrued restructuring charges for employees that the Company did not release and expense not incurred.

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

During the six months ended June 30, 2015, the Company incurred pre-tax expense of approximately $6.2 million in the corporate segment related to the plan. The restructuring costs include $2.4 million associated with the reduction of 59 employees, of which $1.9 million and $0.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). The restructuring costs also include $3.8 million associated with ceasing the use of and vacating six Company facilities, of which $2.3 million and $1.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The Company undertook these plans in 2015 and 2016 to reduce costs and improve the Company’s competitive position.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Executive Departure costs

Marty Jimmerson, the former CFO, served as Interim CEO and President from January 7, 2016 to May 31, 2016, to replace Mark Slaughter, the prior CEO and President. Mr. Jimmerson departed the Company on June 1, 2016. In connection with the departure of Mr. Slaughter, in the first quarter of 2016 the Company incurred a pre-tax executive departure expense of $1.9 million in the Corporate segment. On May 31, 2016, Steven E. Pickett was named Chief Executive Officer (CEO) and President of the Company.

Note 16 – Subsequent Events – Additional Cost Reduction Plans

On July 15, 2016, the Company announced an organizational and cost restructuring plan. The Company anticipates incurring a pre-tax expense of approximately $2.6 million in the third quarter of 2016 consisting of the reduction of 73 employees and related expenses. The Company anticipates that it will substantially complete the plan by December 31, 2016. The Company is executing this plan to further reduce costs and improve its operational efficiencies by reducing layers of management and streamlining decision making.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	the level of activity for oil and natural gas exploration, development and production;

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our products and services;

•	the advantages of our services compared to others;

•	changes in customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs;

•	our strategy;

•	our resource reallocation and cost reduction activities and related expense;

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage;

•	our acquisition of TECNOR, including our estimated earn-out liability payable to former owners of TECNOR and our ability to recognize synergies following the integration of TECNOR; and

•	the costs associated with being a public company.

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

Network service customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

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

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar and Saudi Arabia, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of our United States and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service.

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

Profitability generally increases or decreases at a site as we add or lose customers and value-added services. Assumptions used in developing the rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On February 4, 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an aggregate purchase price of $11.6 million. Of this aggregate purchase price, we paid $4.8 million of cash in February 2016 and paid $0.3 million in escrow subject to final net working capital adjustments and estimate paying $6.5 million in an earn-out payable in 2018. The estimate of the earn-out payable is preliminary and subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico. The acquisition of TECNOR, including goodwill, is included in the Western Hemisphere reporting segment.

Between January 7, 2016 and May 31, 2016, Marty Jimmerson, our former CFO, served as Interim Chief Executive Officer (CEO) and President, replacing Mark Slaughter, our prior CEO and President. Mr. Jimmerson departed the Company on June 1, 2016. In connection with the departure of Mr. Slaughter, in the first quarter of 2016 we incurred a pre-tax executive departure expense of $1.9 million in the Corporate segment. On May 31, 2016, Steven E. Pickett was named Chief Executive Officer (CEO) and President of the Company.

On July 15, 2016, we announced an additional organizational and cost restructuring plan. Pursuant to the plan, we anticipate incurring pre-tax expense of approximately $2.6 million in the third quarter of 2016 resulting from the reduction of 73 employees and related expenses. We anticipate that we will substantially complete the plan by December 31, 2016. We are executing this plan to further reduce costs and improve our operational efficiencies by reducing layers of management and streamlining decision making.

During the six months ended June 30, 2016, we incurred net pre-tax restructuring expense of $0.5 million in the Corporate segment consisting of $0.4 million of exit costs from the corporate office lease and a termination expense of $0.9 million associated with the reduction of 42 employees. We undertook these plans to reduce costs and improve our competitive position. This was partially offset by a net reduction to restructuring charges of $0.8 million due to a reversal of previously accrued restructuring charges for employees that we did not release and expense not incurred.

In the first quarter of 2016, we reached a settlement related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, we recognized $2.3 million of gain in the six months ended June 30, 2016. After the aforementioned settlement and gain, we now have an accrued estimated loss of $12.0 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. We expect remaining estimated project completion costs of $0.7 million. We will continue incurring costs and recognizing revenue related to this change order, as the project is not yet complete and is expected to continue incurring costs through 2016.

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could continue to impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated. Oil prices have declined significantly throughout 2015 and into 2016 from the recent high in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have reduced their 2016 capital budgets compared to 2015 and 2014 as a result of lower oil prices.

Although management has observed a sustained decline in demand, the global oil and gas industry that we serve is expected to move towards higher specification drilling rigs to perform contract drilling services either as a response to increased technical challenges or for the safety, reliability and efficiency typical of the newer, more capable rigs. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. As the offshore drilling sector continues to construct and deliver newer, higher specification drilling units, we expect lower specification drilling units to experience reduced overall utilization and day rates leading to a significant number of rigs being either warm or cold-stacked or scrapped. Although management has observed the pace of cold stacking and scrapping of offshore lower specification drilling rigs recently increasing, management plans to aggressively pursue opportunities to provide our services on the higher specification new build offshore rigs.

As of June 30, 2016, we were serving a total of 211 jack up, semi-submersible and drillship rigs, a decrease of 59 rigs since June 30, 2015. We calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of June 30, 2016 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as the marketplace does not consider these rigs to be addressable. We approximate our addressable market share to be 29.5% as of June 30, 2016, which is down compared to 35.4% as of June 30, 2015. As of June 30, 2016, we were serving 491 strategic initiative sites, a decrease of 24 sites since June 30, 2015. Strategic initiative sites include production facilities, support vessels and international onshore rigs. As of June 30, 2016, we were also serving 236 other sites, a decrease of 206 sites since June 30, 2015. Other sites include U.S. onshore drilling rigs, completion facilities, remote support offices and supply bases.

Drilling rig owners have announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs will be delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 95 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in 2015 from these 95 offshore drilling rigs was $17.5 million. Revenue earned in the recent peak year of 2014 from these 95 offshore drilling rigs was $26.2 million. As of June 30, 2016, we have stopped providing communication services on 80 of the 95 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2015 and 2014 from these 80 offshore drilling rigs was $11.2 million and $19.0 million, respectively. Additionally, since June 30, 2015, our strategic initiatives and other sites, which include U.S. land, have declined by 24 and 206 sites, respectively, as a result of declining market conditions. According to The Baker Hughes Rig Count, U.S. land rigs have declined approximately 76.1% to 462 units in July 2016 since its most recent peak of 1,931 in late November 2014. According to The Baker Hughes Rig Count, U.S. land rigs have increased approximately 14.6% since its recent low of 404 units in May 2016. It is uncertain if rig counts will recover to 2014 levels.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$54,911	$75,106	$117,252	$152,756

Expenses:
Cost of revenue (excluding depreciation and amortization)	33,276	39,736	69,552	83,669
Depreciation and amortization	9,013	8,211	17,256	16,307
Impairment of intangible assets	397	—	397	—
Selling and marketing	1,943	2,262	3,835	4,940
General and administrative	13,576	15,794	28,917	36,285

Total expenses	58,205	66,003	119,957	141,201

Operating income (loss)	(3,294)	9,103	(2,705)	11,555
Other expense, net	(328)	(348)	(1,282)	(1,428)

Income (loss) before income taxes	(3,622)	8,755	(3,987)	10,127
Income tax expense	(1,234)	(2,635)	(2,136)	(4,949)

Net income (loss)	(4,856)	6,120	(6,123)	5,178
Less: Net income (loss) attributable to non-controlling interests	(105)	81	(39)	168

Net income (loss) attributable to RigNet, Inc. stockholders	$(4,751)	$6,039	$(6,084)	$5,010

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$21,635	$35,370	$47,700	$69,087
Unlevered Free Cash Flow	$3,954	$10,423	$9,715	$19,464
Adjusted EBITDA	$8,624	$18,506	$19,290	$35,620

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Eastern Hemisphere:
Revenue	$29,131	$38,085	$60,581	$77,056
Cost of revenue (excluding depreciation and amortization)	15,643	18,734	32,139	36,634

Gross Profit (non-GAAP measure)	13,488	19,351	28,442	40,422
Depreciation and amortization	4,864	3,988	9,337	7,960
Selling, general and administrative	2,911	3,664	5,987	7,192

Eastern Hemisphere operating income	$5,713	$11,699	$13,118	$25,270

Western Hemisphere:
Revenue	$21,088	$26,654	$44,059	$54,782
Cost of revenue (excluding depreciation and amortization)	12,080	11,714	25,209	25,668

Gross Profit (non-GAAP measure)	9,008	14,940	18,850	29,114
Depreciation and amortization	2,721	2,964	5,437	5,980
Selling, general and administrative	3,286	4,326	6,456	8,880

Western Hemisphere operating income	$3,001	$7,650	$6,957	$14,254

Telecoms Systems Integration:
Revenue	$4,692	$10,367	$12,612	$20,918
Cost of revenue (excluding depreciation and amortization)	3,594	7,715	8,870	15,788

Gross Profit (non-GAAP measure)	1,098	2,652	3,742	5,130
Depreciation and amortization	9	774	38	1,538
Selling, general and administrative	721	1,356	1,642	2,436

Telecom Systems Integration operating income	$368	$522	$2,062	$1,156

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2016 and 2015

Revenue. Revenue decreased by $20.2 million, or 26.9%, to $54.9 million for the three months ended June 30, 2016 from $75.1 million for the three months ended June 30, 2015. This decrease was driven by lower revenues across all segments. The Eastern and Western Hemisphere segments decreased $9.0 million, or 23.5% and $5.6 million, or 20.9%, respectively. The decrease in revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 59 offshore drilling sites served is primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity partially offset by $3.0 million of revenue from the acquisition of TECNOR. The TSI segment decreased $5.7 million, or 54.7% due to decreased demand for TSI services. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue. Cost of revenue decreased by $6.5 million, or 16.3%, to $33.3 million for the three months ended June 30, 2016 from $39.7 million for the three months ended June 30, 2015. Cost of revenue decreased in the Eastern Hemisphere and TSI segments primarily due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $13.7 million, or 38.8%, to $21.6 million for the three months ended June 30, 2016 from $35.4 million for the three months ended June 30, 2015. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 39.4% for the three months ended June 30, 2016 compared to 47.1% for the three months ended June 30, 2015. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to lower revenue partially offset by benefits from cost containment actions.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million to $9.0 million for the three months ended June 30, 2016 from $8.2 million for the three months ended June 30, 2015. This increase is primarily attributable to accelerated depreciation on tenant improvements in space abandoned as part of our corporate office lease restructuring coupled with additions to property, plant and equipment and intangibles from the acquisition of TECNOR and capital expenditures.

Impairment of Intangible Assets. We recognized $0.4 million in impairment for the three months ended June 30, 2016. In June 2016, we identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, we conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of intangibles within Kazakhstan.

Selling and Marketing. Selling and marketing expense decreased $0.3 million to $1.9 million for the three months ended June 30, 2016 from $2.3 million for the three months ended June 30, 2015 due to the effect of cost reduction plans.

General and Administrative. General and administrative expenses decreased by $2.2 million to $13.6 million for the three months ended June 30, 2016 from $15.8 million for the three months ended June 30, 2015. General and administrative costs decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend partially offset by $0.9 million of restructuring costs, Enterprise Resource Planning (ERP) system implementation costs and CEO search costs.

Income Tax Expense. Our effective income tax rate was -34.1% and 30.1% for the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2016 and 2015

Revenue. Revenue decreased by $35.5 million, or 23.2%, to $117.3 million for the six months ended June 30, 2016 from $152.8 million for the six months ended June 30, 2015. This decrease was driven by lower revenues across all segments. The Eastern and Western Hemisphere segments decreased $16.5 million, or 21.4% and $10.7 million, or 19.6%, respectively. The decrease in revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 59 offshore drilling sites served is primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity partially offset by $5.1 million of revenue from the acquisition of TECNOR. The TSI segment decreased $8.3 million, or 39.7% due to decreased demand for TSI services. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue. Cost of revenue decreased by $14.1 million, or 16.9%, to $69.6 million for the six months ended June 30, 2016 from $83.7 million for the six months ended June 30, 2015. Cost of revenue decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $21.4 million, or 31.0%, to $47.7 million for the six months ended June 30, 2016 from $69.1 million for the six months ended June 30, 2015. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 40.7% for the six months ended June 30, 2016 compared to 45.2% for the six months ended June 30, 2015. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to lower revenue partially offset by benefits from cost containment actions.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million to $17.3 million for the six months ended June 30, 2016 from $16.3 million for the six months ended June 30, 2015. This increase is primarily attributable to accelerated depreciation on tenant improvements in space abandoned as part of our corporate office lease restructuring coupled with additions to property, plant and equipment and intangibles from the acquisition of TECNOR and capital expenditures.

Impairment of Intangible Assets. We recognized $0.4 million in impairment for the six months ended June 30, 2016. In June 2016, we identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, we conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of intangibles within Kazakhstan.

Selling and Marketing. Selling and marketing expense decreased $1.1 million to $3.8 million for the six months ended June 30, 2016 from $4.9 million for the six months ended June 30, 2015 due to the effect of cost reduction plans.

General and Administrative. General and administrative expenses decreased by $7.4 million to $28.9 million for the six months ended June 30, 2016 from $36.3 million for the six months ended June 30, 2015. General and administrative costs decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend partially offset by $1.9 million of executive departure costs, Enterprise Resource Planning ERP system implementation costs and CEO search costs.

Income Tax Expense. Our effective income tax rate was -53.6% and 48.9% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At June 30, 2016, we had working capital, including cash, of $87.1 million.

Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment in, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise, or to pay down outstanding debt.

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

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$60,468	$66,576
Net cash provided by operating activities	18,440	13,435
Net cash used in investing activities	(15,343)	(13,891)
Net cash used in financing activities	(3,859)	(4,295)
Changes in foreign currency translation	(250)	(301)

Cash and cash equivalents, June 30,	$59,456	$61,524

Currently, the Norwegian kroner, the British pound sterling and the Australian dollar are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2016 and 2015, 84.0% and 85.8% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $18.4 million for the six months ended June 30, 2016 compared to $13.4 million for the six months ended June 30, 2015. The increase in cash provided by operating activities during 2016 of $5.0 million was primarily due to the timing of collection of our accounts receivable partially offset by lower operating income (loss).

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

Investing Activities

Net cash used in investing activities was $15.3 million and $13.9 million for the six months ended June 30, 2016 and 2015, respectively.

Net Cash used in investing activities during the six months ended June 30, 2016 include $4.8 million paid in connection with the acquisition of TECNOR. Net cash used in investing activities during the six months ended June 30, 2016 and 2015 includes capital expenditures of $9.4 million and $14.3 million, respectively. We expect capital expenditures for 2016 to be lower than the previous year due to declining global oil and gas drilling activity. We believe our 2016 capital expenditures will primarily be focused on growth opportunities arising from new build high specification deepwater drilling rigs.

Financing Activities

Net cash used in financing activities was $3.9 million and $4.3 million for the six months ended June 30, 2016 and 2015, respectively. Cash used in financing activities for the six months ended June 30, 2016 and 2015 include $4.3 million in principal payments on our long-term debt.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2016 and 2015 was 2.4% and 2.0%, respectively. The weighted average interest rate for the six months ended

June 30, 2016 and 2015 was 2.3% and 2.0%, respectively, with an interest rate of 2.5% at June 30, 2016. The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2016, the outstanding principal balance of the Term Loan was $38.6 million.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of June 30, 2016, $35.0 million in draws have been made on the facility and remain outstanding. The weighted average interest rate for the three months ended June 30, 2016 and 2015 was 2.3% and 2.0%, respectively. The weighted average interest rate for the six months ended June 30, 2016 and 2015 was 2.3% and 1.9%, respectively, with an interest rate of 2.5% at June 30, 2016.

In February 2016, we amended our credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Consolidated EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At June 30, 2016, we believe we were in compliance with all covenants.

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

We incurred legal expenses of $0.1 million and $0.1 million for the six months ended June 30, 2016 and 2015, respectively, relating to this investigation. We may continue to incur significant legal fees and related expenses, and the investigations may involve management time in the future in order to cooperate with OFAC and BIS. We cannot predict the ultimate outcome of the investigation, the total costs to be incurred in completing the investigation, the potential impact on personnel, the effect of implementing any further measures that may be necessary to ensure full compliance with applicable laws or to what extent, if at all, we could be subject to fines, sanctions or other penalties.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow or similarly titled measures in the same manner we do. Therefore, these non-GAAP measures should be considered in conjunction with net income (loss) and other performance measures prepared in accordance with GAAP, such as gross profit, operating income or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow should not be considered in isolation or as a substitute for GAAP measures such as net income (loss), gross profit, operating income or any other GAAP measure of liquidity or financial performance. We prepare Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Gross profit	$13,476	$27,508	$31,776	$53,486
Depreciation and amortization related to cost of revenue	8,159	7,862	15,924	15,601

Gross Profit (excluding depreciation and amortization)	$21,635	$35,370	$47,700	$69,087

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

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, stock-based compensation, merger/acquisition costs, executive departure costs, restructuring charges and non-recurring items.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is a basis for our financial covenant ratios in our credit agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA and Unlevered Free Cash Flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(4,856)	$6,120	$(6,123)	$5,178
Interest expense	643	508	1,311	1,019
Depreciation and amortization	9,013	8,211	17,256	16,307
Impairment of intangible assets	397	—	397	—
Gain on sales of property, plant and equipment, net of retirements	(134)	(1)	(150)	(13)
Stock-based compensation	1,128	1,033	1,842	1,982
Restructuring	1,129	—	497	6,198
Executive departure costs	—	—	1,884	—
Acquisition costs	70	—	240	—
Income tax expense	1,234	2,635	2,136	4,949

Adjusted EBITDA (non-GAAP measure)	$8,624	$18,506	$19,290	$35,620

Adjusted EBITDA (non-GAAP measure)	$8,624	$18,506	$19,290	$35,620
Capital expenditures	4,670	8,083	9,575	16,156

Unlevered Free Cash Flow (non-GAAP measure)	$3,954	$10,423	$9,715	$19,464

We evaluate Adjusted EBITDA and Unlevered Free Cash Flow generated from our operations and operating segments to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost to expand our offshore production platform and vessel market share, invest in new products and services, expand or open new offices, service centers and SOIL nodes, and assist purchasing synergies.

Adjusted EBITDA decreased by $9.9 million to $8.6 million for the three months ended June 30, 2016, from $18.5 million for the three months ended June 30, 2015. Adjusted EBITDA decreased by $16.3 million to $19.3 million for the six months ended June 30, 2016, from $35.6 million for the six months ended June 30, 2015. The decreases resulted primarily from lower revenue partially offset by cost containment actions.

Unlevered Free Cash Flow was $4.0 million in the three months ended June 30, 2016, a decrease of $6.5 million over the prior year quarter. Unlevered Free Cash Flow was $9.7 million in the six months ended June 30, 2016, a decrease of $9.7 million over the prior year period. The decreases in Unlevered Free Cash Flow were due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2016 and 2015, 16.0% and 14.2%, respectively of our revenues were earned in non-U.S. currencies. At June 30, 2016 and 2015, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income (loss) attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2016 and December 31, 2015, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2016	2015
Effect on Net Income (Loss) and Equity - Increase/Decrease:	(in thousands)
1% Decrease/increase in rate	$734	$777
2% Decrease/increase in rate	$1,467	$1,553
3% Decrease/increase in rate	$2,201	$2,330

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

We are in the process of implementing an ERP system, SAP (B1), as part of a multi-year plan to integrate and upgrade our systems and processes. We substantially completed the migration of our Western Hemisphere and Corporate segments to SAP during 2015, and we are currently in the process of executing the migration of our remaining segments to SAP, which is expected to be completed during the Company’s fiscal year ending December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Nessco Group Holdings Ltd. dated July 5, 2012 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 5, 2012, and incorporated herein by reference)

2.2	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016.

3.3	Amended and Restated Bylaws of the Registrant, as amended

3.4	Amendment to the Amended and Restated Bylaws of RigNet, Inc., effective May 18, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016, and incorporated herein by reference)

10.1+	Amendment to Employment Letter of Mr. Charles “Chip” Schneider and RigNet, Inc. dated April 20, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2016, and incorporated herein by reference)

10.2+	Performance Unit Award Agreement by and between RigNet, Inc. and Marty Jimmerson, effective January 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016, and incorporated herein by reference)

10.3+	Amendment to the 2010 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 [File No. 333-211471], as amended, and incorporated herein by reference)

10.4+	Form of Restricted Stock Unit Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.5+	Form of Performance Unit Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.6+	Form of Incentive Stock Option Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.7+	Form of Nonqualified Stock Option Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.8+	Form of Restricted Stock Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.9+	Employment Agreement between the Registrant and Steven E. Pickett dated May 31, 2016

10.10	Notice of Early Termination of Lease Agreement dated June 30, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on July 15, 2016, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: August 8, 2016	By:	/s/ CHARLES E. SCHNEIDER
Charles E. Schneider
Chief Financial Officer
(Principal Financial Officer)