Form 10-Q
period 2016-09-30
RigNet, Inc.
filed 2016-11-07
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

At October 31, 2016, there were outstanding 17,927,333 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2016	December 31, 2015
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,239	$60,468
Restricted cash	141	543
Accounts receivable, net	54,356	62,105
Costs and estimated earnings in excess of billings on uncompleted contracts	2,682	6,757
Prepaid expenses and other current assets	11,502	7,142

Total current assets	125,920	137,015
Property, plant and equipment, net	62,751	72,547
Restricted cash	1,500	—
Goodwill	22,810	18,058
Intangibles, net	17,535	18,974
Deferred tax and other assets	14,162	11,522

TOTAL ASSETS	$244,678	$258,116

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,216	$6,849
Accrued expenses	17,538	19,946
Current maturities of long-term debt	8,515	8,421
Income taxes payable	17	3,091
Deferred revenue	4,772	4,670

Total current liabilities	38,058	42,977
Long-term debt	60,090	69,238
Deferred revenue	324	359
Deferred tax liability	87	220
Other liabilities	28,214	22,009

Total liabilities	126,773	134,803

Commitments and contingencies (Note 12)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2016 or December 31, 2015	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 17,927,333 and 17,757,945 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	18	18
Additional paid-in capital	147,326	143,012
Accumulated deficit	(13,785)	(6,043)
Accumulated other comprehensive loss	(15,790)	(13,836)

Total stockholders’ equity	117,769	123,151
Non-redeemable, non-controlling interest	136	162

Total equity	117,905	123,313

TOTAL LIABILITIES AND EQUITY	$244,678	$258,116

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)

Revenue	$50,612	$66,318	$167,864	$219,074

Expenses:
Cost of revenue (excluding depreciation and amortization)	29,860	38,191	99,412	121,860
Depreciation and amortization	8,305	8,094	25,561	24,401
Impairment of goodwill and intangible assets	—	12,592	397	12,592
Selling and marketing	1,724	2,129	5,559	7,069
General and administrative	10,476	13,538	39,393	49,823

Total expenses	50,365	74,544	170,322	215,745

Operating income (loss)	247	(8,226)	(2,458)	3,329
Other income (expense):
Interest expense	(729)	(502)	(2,040)	(1,521)
Other income (expense), net	(426)	(362)	(397)	(771)

Income (loss) before income taxes	(908)	(9,090)	(4,895)	1,037
Income tax expense	(540)	(1,789)	(2,676)	(6,738)

Net loss	(1,448)	(10,879)	(7,571)	(5,701)
Less: Net income attributable to non-redeemable, non-controlling interest	210	65	171	233

Net loss attributable to RigNet, Inc. stockholders	$(1,658)	$(10,944)	$(7,742)	$(5,934)

COMPREHENSIVE LOSS
Net loss	$(1,448)	$(10,879)	$(7,571)	$(5,701)
Foreign currency translation	(363)	(4,595)	(1,954)	(5,923)

Comprehensive loss	(1,811)	(15,474)	(9,525)	(11,624)
Less: Comprehensive income attributable to non-controlling interest	210	65	171	233

Comprehensive loss attributable to RigNet, Inc. stockholders	$(2,021)	$(15,539)	$(9,696)	$(11,857)

LOSS PER SHARE - BASIC AND DILUTED

Net loss attributable to RigNet, Inc. common stockholders	$(1,658)	$(10,944)	$(7,742)	$(5,934)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.09)	$(0.62)	$(0.44)	$(0.34)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.09)	$(0.62)	$(0.44)	$(0.34)

Weighted average shares outstanding, basic	17,782	17,567	17,677	17,510

Weighted average shares outstanding, diluted	17,782	17,567	17,677	17,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(7,571)	$(5,701)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	25,561	24,401
Impairment of goodwill and intangible assets	397	12,592
Stock-based compensation	2,708	2,955
Amortization of deferred financing costs	132	129
Deferred taxes	(1,461)	(419)
Change in fair value of contingent consideration and accretion of discount for acquisition of Tecnor	(901)	—
Gain on sales of property, plant and equipment, net of retirements	(164)	(23)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	10,498	7,318
Costs and estimated earnings in excess of billings on uncompleted contracts	4,078	(3,609)
Prepaid expenses and other assets	(4,927)	(890)
Accounts payable	(475)	(3,116)
Accrued expenses	(5,741)	(10,984)
Deferred revenue	67	(180)
Other liabilities	553	4,572

Net cash provided by operating activities	22,754	27,045

Cash flows from investing activities:
Acquisition of Orgtec S.A.P.I. de C.V., d.b.a. Tecnor	(4,841)	—
Capital expenditures	(11,152)	(21,885)
Proceeds from sales of property, plant and equipment	205	131
(Increase) decrease in restricted cash	(1,098)	447

Net cash used in investing activities	(16,886)	(21,307)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,606	988
Subsidiary distributions to non-controlling interest	(197)	(314)
Repayments of long-term debt	(9,420)	(6,479)
Payment of financing fees	(100)	—
Excess tax benefits from stock-based compensation	—	281

Net cash used in financing activities	(8,111)	(5,524)

Net increase (decrease) in cash and cash equivalents	(2,243)	214

Cash and cash equivalents:
Balance, January 1,	60,468	66,576
Changes in foreign currency translation	(986)	(1,995)

Balance, September 30,	$57,239	$64,795

Supplemental disclosures:
Income taxes paid	$5,890	$7,470
Interest paid	$1,527	$1,405
Property, plant and equipment acquired under capital leases	$335
Non-cash investing - capital expenditures accrued	$653	$2,739
Non-cash investing - contingent earn-out liability for Tecnor acquisition	$5,553	$—
Liabilities assumed - Tecnor acquisition	$2,408	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2015	17,630	$18	$137,662	$10,931	$(6,682)	$141,929	$162	$142,091

Issuance of common stock upon the exercise of stock options	76	—	988	—	—	988	—	988

Issuance of restricted common stock, net of share cancellations	51	—	—	—	—	—	—	—

Stock-based compensation	—	—	2,955	—	—	2,955	—	2,955

Excess tax benefits from stock-based compensation	—	—	281	—	—	281	—	281

Foreign currency translation	—	—	—	—	(5,923)	(5,923)	—	(5,923)

Non-controlling owner distributions	—	—	—	—	—	—	(314)	(314)

Net income (loss)	—	—	—	(5,934)	—	(5,934)	233	(5,701)

Balance, September 30, 2015	17,757	$18	$141,886	$4,997	$(12,605)	$134,296	$81	$134,377

Balance, January 1, 2016	17,758	$18	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313
Issuance of common stock upon the exercise of stock options	213	—	1,606	—	—	1,606	—	1,606
Restricted common stock cancellations	(44)	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,708	—	—	2,708	—	2,708

Foreign currency translation	—	—	—	—	(1,954)	(1,954)	—	(1,954)

Non-controlling owner distributions	—	—	—	—	—	—	(197)	(197)

Net income (loss)	—	—	—	(7,742)	—	(7,742)	171	(7,571)

Balance, September 30, 2016	17,927	$18	$147,326	$(13,785)	$(15,790)	$117,769	$136	$117,905

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

Subsequent to the issuance of the Company’s September 30, 2015 condensed consolidated financial statements, the Company identified a misclassification in the presentation of operating expenses between selling and marketing expense and general and administrative expense in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015. This error resulted in the understatement of selling and marketing expense of $0.5 million and $2.0 million for the three and nine months ended September 30, 2015, respectively, and an offsetting overstatement of general and administrative expense, in the same amounts. The prior period amounts have been revised to reflect the correct classification. The correction had no impact on total expenses or net loss for the three and nine months ended September 30, 2015.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2015 for information regarding the Company’s accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. These ASUs are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new ASU reduces diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics, including the treatment of contingent consideration payments made after a business combination. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

TECNOR

On February 4, 2016, RigNet completed its acquisition of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR (TECNOR) for an estimated aggregate purchase price of $11.4 million. Of this aggregate purchase price, RigNet paid $4.8 million in cash in February 2016, paid $0.1 million in escrow for final net working capital and expected to pay a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition. The estimate of the earn-out payable is preliminary and subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments including mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

The assets and liabilities of TECNOR have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill. The Company’s allocation of the purchase price is preliminary as the amounts are still being finalized.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) in each reporting period. As of September 30, 2016, the fair value of the earn-out was $5.6 million. There was a $1.3 million reduction in fair value to the TECNOR earn-out for the three and nine months ended September 30, 2016 recorded as a reduction of other liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a change in forecast of TECNOR’s future achievement of the post-closing performance targets. Additionally, during the three and nine months ended September 30, 2016, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.2 million and $0.4 million, respectively, with corresponding increases to other liabilities.

The goodwill of $6.5 million arising from the acquisition consists largely of synergies and other benefits that the Company believes will result from combining the operations of the Company and TECNOR, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of TECNOR, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Western Hemisphere segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$2,672
Other assets			1,280
Property and equipment			809
Backlog	2.0	366
Customer Relationships	7.0	2,210

Total identifiable intangible assets			2,576
Goodwill			6,465
Accounts Payable			(1,914)
Accrued Expenses			(494)

Total purchase price			$11,394 (a)

(a)	Includes $0.1 million of escrow for final net working capital adjustments and a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition.

For the nine months ended September 30, 2016, RigNet incurred $0.2 million of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net loss were $2.0 million and $0.7 million for the three months ended September 30, 2016. TECNOR’s revenue and net loss were $7.1 million and $0.1 million, respectively, for the period from February 4, 2016 to September 30, 2016.

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2015. Pro forma adjustments include:

•	Adjusting interest expense to remove interest on a debt instrument previously held by TECNOR; and

•	Removing nonrecurring transaction costs incurred in 2015 prior to acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)

Revenue	$50,612	$70,985	$168,899	$228,244
Expenses	52,060	80,817	176,267	233,101

Net loss	$(1,448)	$(9,832)	$(7,368)	$(4,857)

Net loss attributable to RigNet, Inc. common stockholders	$(1,658)	$(9,897)	$(7,539)	$(5,090)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.09)	$(0.56)	$(0.43)	$(0.29)

Diluted	$(0.09)	$(0.56)	$(0.43)	$(0.29)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company presently does not hedge these risks, but evaluates financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner, the British pound sterling and the Australian dollar are the currencies that could materially impact the Company’s financial position and results of operations. The Company presently does not hedge these risks, but evaluates financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s condensed consolidated financial statements.

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

The Company acquired $6.5 million of goodwill in the TECNOR acquisition completed on February 4, 2016 (see Note 2 – Business Combinations).

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2016. The July 2016 annual test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through September 30, 2016.

The July 2015 annual test resulted in a full $10.9 million impairment of goodwill in the North America Land reporting unit, which reports through the Western Hemisphere segment. This impairment resulted from reduced internal cash flow projections for the North America Land reporting unit which has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. The July 2015 annual test resulted in no impairment to the remaining goodwill as the fair value of each other reporting unit continued to exceed the carrying value plus goodwill.

As of September 30, 2016 and December 31, 2015, goodwill was $22.8 million and $18.1 million, respectively. In addition to additions from acquisition, goodwill increases or decreases in value due to the effect of foreign currency translation.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangibles

Intangibles consist of customer relationships (acquired as part of the Nessco, Inmarsat’s Enterprise Energy business unit and TECNOR acquisitions), as well as trade name (acquired as part of the Nessco acquisition), backlog (acquired as part of the TECNOR acquisitions), licenses (acquired primarily as part of the Inmarsat’s Enterprise Energy business unit acquisition) and internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 9.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

In June 2016, the Company identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, the Company conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of the Company’s intangibles within Kazakhstan.

In July 2015, the Company identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount of intangibles within the North America Land reporting unit, which reports through the Western Hemisphere segment.

Except as noted above, no other impairment indicators have been identified in any reporting unit as of September 30, 2016.

As of September 30, 2016 and December 31, 2015, intangibles were $17.5 million and $19.0 million, respectively. During the three months ended September 30, 2016 and 2015, the Company recognized amortization expense of $1.3 million. During the nine months ended September 30, 2016 and 2015, the Company recognized amortization expense of $3.9 million and $4.2 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2016 and the following years (in thousands):

2016	1,113
2017	4,454
2018	4,301
2019	3,295
2020	2,366
Thereafter	2,006

$17,535

Note 5 – Restricted Cash

As of September 30, 2016 and December 31, 2015, the Company had restricted cash of $0.1 million and $0.5 million in current assets, respectively. The restricted cash in current assets as of September 30, 2016 is primarily escrow for the TECNOR acquisition final working capital adjustment. The restricted cash in current assets as of December 31, 2015 is primarily used to collateralize outstanding performance bonds for Nessco’s telecoms systems integration projects which were in effect prior to RigNet acquiring Nessco.

As of September 30, 2016, the Company had restricted cash of $1.5 million in long-term assets. The restricted cash in long-term assets is primarily used to collateralize a performance bond in the Eastern Hemisphere segment (see Note 6 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of September 30, 2016 and December 31, 2015, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2016	2015
	(in thousands)
Term loan, net of unamortized deferred financing costs	$36,147	$42,536
Revolving loan	32,000	35,000
Capital lease	458	123

	68,605	77,659
Less: Current maturities of long-term debt	(8,393)	(8,421)
Current maturities of capital lease	(122)	—

	$60,090	$69,238

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement with four participating financial institutions (credit agreement). On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2016 and 2015 was 2.5% and 2.0%, respectively. The weighted average interest rate for the nine months ended September 30, 2016 and 2015 was 2.4% and 2.0%, respectively, with an interest rate of 2.5% at September 30, 2016.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2016, the Term Loan had an outstanding principal balance of $36.5 million.

Revolving Loans

Under the credit agreement, the Company maintains a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of September 30, 2016, $32.0 million in draws remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

Borrowings under the revolving credit facility bear an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended September 30, 2016 and 2015 was 2.5% and 2.0%, respectively. The weighted average interest rate for the nine months ended September 30, 2016 and 2015 was 2.4% and 2.0%, respectively, with an interest rate of 2.5% at September 30, 2016.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.2 million. This facility has a maturity date of June 30, 2017. As of September 30, 2016, the amount available under this facility was £1.6 million or $2.1 million.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Eastern Hemisphere segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Consolidated EBITDA, a non-GAAP

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of September 30, 2016. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2016 and December 31, 2015, the Company believes it was in compliance with all covenants.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization for the remainder of 2016 and the following years (in thousands):

2016	$2,126
2017	8,636
2018	57,767
2019	76

Total debt, including current maturities	$68,605

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Income (Loss) in each reporting period. As of September 30, 2016, the fair value of the earn-out was $5.6 million. There was a $1.3 million reduction in fair value to the TECNOR earn-out for the three and nine months ended September 30, 2016 recorded as a reduction of other liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a change in forecast of TECNOR’s future achievement of the post-closing performance targets. Additionally, during the three and nine months ended September 30, 2016, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.2 million and $0.4 million, respectively, with corresponding increases to other liabilities. (see Note 2 – Business Combinations).

Note 8 – Income Taxes

The Company’s effective income tax rate was (59.5)% for the three months ended September 30, 2016. The Company’s effective income tax rate was (54.7)% for the nine months ended September 30, 2016. The Company’s effective tax rate for the three and nine months ended September 30, 2015 is not meaningful due to the impact of $12.6 million of impairment to goodwill and intangibles and $7.5 million of restructuring charges recorded primarily in domestic operations which significantly decreased the Company’s consolidated pre-tax book income and thus increased the valuation allowance recognized in the period ending September 30, 2015. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

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

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2016, the Company granted a total of 616,897 restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 316,017 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 156,430 RSUs to certain officers and employees that generally cliff vest on the third anniversary of the grant date, subject to continued employment, (iii) 65,084 RSUs to outside directors that vest in May 2017, and (iv) 79,366 performance based RSUs to certain officers that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of performance based RSUs issued is based on a multiple determined by certain performance based targets.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the nine months ended September 30, 2016, the Company also granted 100,000 stock options with an exercise price of $12.60 to an officer of the Company under the 2010 Plan. Options granted have a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the nine months ended September 30, 2016 and 2015, were as follows:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	49%	44%
Expected term (in years)	7	7
Risk-free interest rate	1.7%	1.9% - 2.0%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was $6.46 and $13.08 per option.

During the nine months ended September 30, 2016, 44,262 shares of restricted stock, 127,318 RSUs and 309,759 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2016 and 2015 was $2.7 million and $3.0 million, respectively. As of September 30, 2016, there was $8.7 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.5 years.

Note 10 – Related Party Transactions

The Company utilized a consulting vendor, KKR Capstone, which performs services exclusively for portfolio companies of Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. The Company purchased no

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

consulting services from KKR Capstone in the three and nine months ended September 30, 2016. The Company purchased consulting services in the ordinary course of business totaling $0.3 and $0.5 million from KKR Capstone during the three and nine months ended September 30, 2015, respectively.

Note 11 – Income (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock and RSUs. Diluted EPS is computed by dividing net loss attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three and nine months ended September 30, 2016, there were approximately 1,919,696 and 1,228,397 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS of which 1,033,052 and 1,012,025, respectively, were excluded due to the antidilutive position of the security. The remaining 886,644 and 216,372, respectively, were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

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

Contractual Dispute Settlement

The Company’s Telecoms Systems Integration (TSI) business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, the Company recognized $2.3 million of gain in the nine months ended September 30, 2016. After the aforementioned settlement and gain, the Company has an accrued loss of $12.0 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. In the third quarter of 2016, the Company received the final acceptance certificate from the customer acknowledging completion of the project with the exception of certain final punch list items. The Company expects remaining estimated project completion costs of $0.4 million, which includes costs to complete the final punch list items.

The Company has incurred legal expenses of $0.2 million in connection with the dispute for the nine months ended September 30, 2016.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company incurred legal expenses of $0.1 million in connection with the investigation for the nine months ended September 30, 2016 and 2015.

In the third quarter of 2016, the Company received a letter from BIS notifying the Company that it had concluded its investigation. BIS assessed no fines or penalties on the Company in connection with the matter. The Company does not anticipate any penalties or fines will be assessed as a result of the matter. As such, the Company has released the previously accrued estimated liability of $0.8 million resulting in a decrease of general and administrative expense for the three and nine months ended September 30, 2016 in the Eastern Hemisphere segment.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. For the three months ended September 30, 2016 and 2015, the Company recognized expense under operating leases of $1.2 million and $1.1 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized expense under operating leases of $3.4 million and $2.7 million, respectively.

As of September 30, 2016, future minimum lease obligations for the remainder of 2016 and future years were as follows (in thousands):

2016	1,134
2017	3,121
2018	1,253
2019	544
2020	313

$6,365

On June 30, 2016, the Company provided notice of early termination of its lease with Hartman Ashford Crossing, LLC for office space located at 1880 S. Dairy Ashford, Houston, TX 77077. In accordance with the terms of that lease, the Company exercised its option for early termination, effective February 28, 2017. The total amount of lease termination fees was $0.4 million, which has been paid. The Company has been reimbursed in the third quarter of 2016 by the landlord for construction costs and tenant improvements in the amount of $0.5 million.

In the quarter ended September 30, 2016, the Company assigned the lease for the Company’s former facility located at 309 Apollo Road, Scott, LA 70583. In accordance with the terms of the lease assignment, RigNet has paid $0.1 million in the third quarter of 2016 and will pay $0.1 million in the first quarter of 2017. The Company reversed $0.7 million of a previously accrued liability for lease exit costs and decreased cost of service for $0.7 million in the Corporate segment as a result of assigning this lease contract.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2016, the Company had the following commercial commitments related to satellite and network services for the remainder of 2016 and the future years thereafter (in thousands):

2016	$9,360
2017	22,358
2018	13,495
2019	16,003
2020	30,160
Thereafter	13,500
$104,876

RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput Inmarsat’s Global Xpress (GX) network during the five years after it becomes operational. The Company expects to utilize GX across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2021, assuming the GX network is commercially available in 2016, is reflected in the table above.

Note 13 – Segment Information

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

Certain operating segments are aggregated into one segment based on similar economic characteristics. Accordingly, RigNet considers its business to consist of three segments:

•	Eastern Hemisphere. The Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Eastern Hemisphere segment services are primarily performed out of the Company’s Norway, United Kingdom, Qatar, UAE, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar and Saudi Arabia, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. The Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Western Hemisphere segment services are primarily performed out of the Company’s United States, Mexico and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). The TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expenses, income taxes and eliminations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three and nine months ended September 30, 2016 and 2015, is presented below.

	Three Months Ended September 30, 2016
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$27,000	$20,205	$3,407	$—	$50,612
Cost of revenue (excluding depreciation and amortization)	14,603	10,849	2,911	1,497	29,860
Depreciation and amortization	4,011	2,705	631	958	8,305
Selling, general and administrative	1,593	2,976	499	7,132	12,200

Operating income (loss)	$6,793	$3,675	$(634)	$(9,587)	$247

Capital expenditures	1,299	637	—	—	1,936

	Three Months Ended September 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$36,235	$24,578	$5,505	$—	$66,318
Cost of revenue (excluding depreciation and amortization)	18,103	12,184	5,819	2,085	38,191
Depreciation and amortization	3,682	2,892	791	729	8,094
Impairment of goodwill and intangible assets	—	12,592	—	—	12,592
Selling, general and administrative	3,027	3,454	467	8,719	15,667

Operating income (loss)	$11,423	$(6,544)	$(1,572)	$(11,533)	$(8,226)

Capital expenditures	3,415	1,974	61	621	6,071

	Nine Months Ended September 30, 2016
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$87,581	$64,264	$16,019	$—	$167,864
Cost of revenue (excluding depreciation and amortization)	46,742	36,058	11,781	4,831	99,412
Depreciation and amortization	11,890	8,142	2,127	3,402	25,561
Impairment of intangible assets	—	—	—	397	397
Selling, general and administrative	7,580	9,432	2,141	25,799	44,952

Operating income (loss)	$21,369	$10,632	$(30)	$(34,429)	$(2,458)

Total assets	120,407	93,332	26,139	4,800	244,678
Capital expenditures	8,511	1,854	—	1,146	11,511

	Nine Months Ended September 30, 2015
	Eastern Hemisphere	Western Hemisphere	Telecoms Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$113,291	$79,360	$26,423	$—	$219,074
Cost of revenue (excluding depreciation and amortization)	54,737	37,852	21,607	7,664	121,860
Depreciation and amortization	11,642	8,872	2,329	1,558	24,401
Impairment of goodwill and intangible assets	—	12,592	—	—	12,592
Selling, general and administrative	10,219	12,334	2,903	31,436	56,892

Operating income (loss)	$36,693	$7,710	$(416)	$(40,658)	$3,329

Total assets	151,942	121,597	43,756	(41,834)	275,461
Capital expenditures	11,117	7,013	227	3,870	22,227

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2016 and 2015. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Domestic	$11,555	$21,840	$43,783	$65,356
International	39,057	44,478	124,081	153,718

Total	$50,612	$66,318	$167,864	$219,074

The following table presents long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(in thousands)
Domestic	$30,706	$36,506
International	72,390	73,073

Total	$103,096	$109,579

Note 14 – Restructuring Costs – Cost Reduction Plans

During the three months ended September 30, 2016, the Company incurred a net pre-tax restructuring expense of $0.8 million reported as general and administrative expense in the Corporate segment consisting of $1.8 million of expense associated with the reduction of 73 employees partially offset by a net $1.0 million reversal of previously accrued restructuring charges for real estate exit expense not incurred.

During the nine months ended September 30, 2016, the Company incurred net pre-tax restructuring expense of $1.3 million reported as general and administrative expense in the Corporate segment consisting of $2.7 million associated with the reduction of 115 employees partially offset by a net $1.4 million reversal of previously accrued restructuring charges for employees that the Company did not release and real estate exit expense not incurred. The Company anticipates that it will substantially complete the plan by December 31, 2016.

During the nine months ended September 30, 2015, the Company instituted certain resource reallocation and additional cost reduction plans to vacate and eliminate redundant facilities and eliminate certain positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of rigs and declines in the Baker Hughes U.S. Land Rig Count.

During the nine months ended September 30, 2015, the Company incurred pre-tax expense of approximately $7.5 million in the Corporate segment. The restructuring costs include $3.7 million associated with the reduction of 102 employees, of which $2.7 million and $1.0 million were reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss). The restructuring costs also include $3.8 million associated with ceasing the use of and vacating six Company facilities, of which $2.3 million and $1.5 million are reported as general and administrative expense and cost of revenue, respectively, in the Condensed Consolidated Statements of Comprehensive Income (Loss).

The Company undertook these plans in 2015 and 2016 to reduce costs and improve the Company’s competitive position.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Executive Departure costs

Marty Jimmerson, the Company’s former CFO, served as Interim CEO and President from January 7, 2016 to May 31, 2016, to replace Mark Slaughter, the prior CEO and President. Mr. Jimmerson departed the Company on June 1, 2016. In connection with the departure of Mr. Slaughter, in the first quarter of 2016 the Company incurred a pre-tax executive departure expense of $1.9 million in the Corporate segment. On May 31, 2016, Steven E. Pickett was named Chief Executive Officer (CEO) and President of the Company.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2015. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

Our Operations

We are a global provider of managed remote communications, telecoms systems integration (project management of turn-key engineered telecommunications solutions) and collaborative applications dedicated to the oil and gas industry, focusing on offshore and onshore drilling rigs, energy production facilities and maritime. We focus on developing customer relationships in the oil and gas industry resulting in a significant portion of our revenue being concentrated among a number of customers. In addition, due to the concentration of our customers in the oil and gas industry, we face the challenge of service demands fluctuating with the exploration and development plans and capital expenditures of that industry.

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

Certain operating segments are aggregated into one segment based on similar economic characteristics. We operate three segments, which are managed as distinct business units by our chief operating decision-maker.

•	Eastern Hemisphere. Our Eastern Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Eastern Hemisphere segment services are primarily performed out of our Norway, United Kingdom, Qatar, UAE, and Singapore based offices for customers and rig sites located on the eastern side of the Atlantic Ocean primarily off the coasts of the United Kingdom, Norway, West Africa, around the Indian Ocean in Qatar and Saudi Arabia, around the Pacific Ocean near Australia, and within the South China Sea.

•	Western Hemisphere. Our Western Hemisphere segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Western Hemisphere segment services are primarily performed out of our United States, Mexico and Brazil based offices for onshore and offshore customers and rig sites located on the western side of the Atlantic Ocean primarily in the United States, Canada, Mexico and Brazil, and within the Gulf of Mexico.

•	Telecoms Systems Integration (TSI). Our TSI segment designs, assembles, installs and commissions turn-key solutions for customer telecommunications systems. TSI segment solutions are custom designed and engineered turn-key solutions based on the customer’s specifications, as well as, international industry standards and best practices. TSI projects include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and after-sales service.

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

Recent Developments

On February 4, 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an aggregate purchase price of $11.4 million. Of this aggregate purchase price, we paid $4.8 million of cash in February 2016 and paid $0.1 million in escrow for final net working capital and expected to pay a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition. The estimate of the earn-out payable is preliminary and subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. There was a $1.3 million reduction in fair value to the TECNOR earn-out for the three and nine months ended September 30, 2016 recorded as a reduction of other liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value is due to a change in forecast of TECNOR’s future achievement of the post-closing performance targets. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico. The acquisition of TECNOR, including goodwill, is included in the Western Hemisphere segment.

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

During the three months ended September 30, 2016, we incurred a net pre-tax restructuring expense of $0.8 million consisting of $1.8 million of expense associated with the reduction of 73 employees partially offset by a net $1.0 million reversal of previously accrued restructuring charges for real estate exit costs not incurred.

During the nine months ended September 30, 2016, we incurred net pre-tax restructuring expense of $1.3 million consisting of $2.7 million associated with the reduction of 115 employees partially offset by a net $1.4 million reversal of previously accrued restructuring charges for employees that the Company did not release and real estate exit expense not incurred. We anticipate that we will substantially complete the plan by December 31, 2016.

In the first quarter of 2016, we reached a settlement related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, we recognized $2.3 million of gain in the nine months ended September 30, 2016. After the aforementioned settlement and gain, we have an accrued estimated loss of $12.0 million for this project, which represents the total evident probable and estimable loss expected to be incurred over the life of this project. In the third quarter of 2016, we received the final acceptance certificate from the customer acknowledging completion of the project with the exception of certain final punch list items. We expect remaining estimated project completion costs of $0.4 million, which includes costs to complete the final punch list items.

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

As of September 30, 2016, we were serving a total of 194 jack up, semi-submersible and drillship rigs, a decrease of 61 rigs since September 30, 2015. We calculate our market share to be based on an IHS-Petrodata RigBase Current Activity report as of September 30, 2016 excluding cold-stacked rigs, rigs under construction, rigs out of service and rigs in sanctioned countries, as the marketplace does not consider these rigs to be addressable. We approximate our share of the addressable market share to be 27.5% as of September 30, 2016, which is down compared to 33.3% as of September 30, 2015. As of September 30, 2016, we were serving 287 offshore production sites, a decrease of 2 sites since September 30, 2015. As of September 30, 2016, we were serving 128 maritime sites, an increase of 1 site since September 30, 2015. As of September 30, 2016, we were serving 101 international land sites, a decrease of 20 sites since September 30, 2015. As of September 30, 2016, we were also serving 238 other sites, which include U.S. land, a decrease of 198 sites since September 30, 2015. Other sites include U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs.

Drilling rig owners have announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs will be delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 102 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in 2015 from these 102 offshore drilling rigs was $22.1 million. Revenue earned in the recent peak year of 2014 from these 102 offshore drilling rigs was $30.1 million. As of September 30, 2016, we have stopped providing communication services on 92 of the 102 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2015 and 2014 from these 92 offshore drilling rigs was $18.0 million and $25.4 million, respectively. According to The Baker Hughes Rig Count, U.S. land rigs have declined approximately 70.5% to 569 units in November 2016 since its most recent peak of 1,931 in late November 2014. According to The Baker Hughes Rig Count, U.S. land rigs have increased approximately 40.8% to 569 as of November 2016 since its recent low of 404 units in May 2016. It is uncertain if rig counts will recover to 2014 levels.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenue	$50,612	$66,318	$167,864	$219,074

Expenses:
Cost of revenue (excluding depreciation and amortization)	29,860	38,191	99,412	121,860
Depreciation and amortization	8,305	8,094	25,561	24,401
Impairment of goodwill and intangible assets	—	12,592	397	12,592
Selling and marketing	1,724	2,129	5,559	7,069
General and administrative	10,476	13,538	39,393	49,823

Total expenses	50,365	74,544	170,322	215,745

Operating income (loss)	247	(8,226)	(2,458)	3,329
Other expense, net	(1,155)	(864)	(2,437)	(2,292)

Income (loss) before income taxes	(908)	(9,090)	(4,895)	1,037
Income tax expense	(540)	(1,789)	(2,676)	(6,738)

Net loss	(1,448)	(10,879)	(7,571)	(5,701)
Less: Net income attributable to non-controlling interest	210	65	171	233

Net loss attributable to RigNet, Inc. stockholders	$(1,658)	$(10,944)	$(7,742)	$(5,934)

Other Non-GAAP Data:
Gross Profit (excluding depreciation and amortization)	$20,752	$28,127	$68,452	$97,214
Unlevered Free Cash Flow	$6,598	$8,427	$16,313	$27,891
Adjusted EBITDA	$8,534	$14,498	$27,824	$50,118

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Eastern Hemisphere:
Revenue	$27,000	$36,235	$87,581	$113,291
Cost of revenue (excluding depreciation and amortization)	14,603	18,103	46,742	54,737

Gross Profit (non-GAAP measure)	12,397	18,132	40,839	58,554
Depreciation and amortization	4,011	3,682	11,890	11,642
Selling, general and administrative	1,593	3,027	7,580	10,219

Eastern Hemisphere operating income	$6,793	$11,423	$21,369	$36,693

Western Hemisphere:
Revenue	$20,205	$24,578	$64,264	$79,360
Cost of revenue (excluding depreciation and amortization)	10,849	12,184	36,058	37,852

Gross Profit (non-GAAP measure)	9,356	12,394	28,206	41,508
Depreciation and amortization	2,705	2,892	8,142	8,872
Impairment of goodwill and intangible assets	—	12,592	—	12,592
Selling, general and administrative	2,976	3,454	9,432	12,334

Western Hemisphere operating income (loss)	$3,675	$(6,544)	$10,632	$7,710

Telecoms Systems Integration:
Revenue	$3,407	$5,505	$16,019	$26,423
Cost of revenue (excluding depreciation and amortization)	2,911	5,819	11,781	21,607

Gross Profit (non-GAAP measure)	496	(314)	4,238	4,816
Depreciation and amortization	631	791	2,127	2,329
Selling, general and administrative	499	467	2,141	2,903

Telecoms Systems Integration loss	$(634)	$(1,572)	$(30)	$(416)

NOTE: Consolidated balances include the three segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2016 and 2015

Revenue. Revenue decreased by $15.7 million, or 23.7%, to $50.6 million for the three months ended September 30, 2016 from $66.3 million for the three months ended September 30, 2015. This decrease was driven by lower revenues across all segments. The Eastern and Western Hemisphere segments decreased $9.2 million, or 25.5% and $4.4 million, or 17.8%, respectively. The decrease in revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 61 offshore drilling sites served is primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity partially offset by $2.0 million of revenue from the acquisition of TECNOR. The TSI segment decreased $2.1 million, or 38.1% due to the timing of TSI projects. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $8.3 million, or 21.8%, to $29.9 million for the three months ended September 30, 2016 from $38.2 million for the three months ended September 30, 2015. Cost of revenue (excluding depreciation and amortization) decreased in all segments primarily due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $7.4 million, or 26.2%, to $20.8 million for the three months ended September 30, 2016 from $28.1 million for the three months ended September 30, 2015. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 41.0% for the three months ended September 30, 2016 compared to 42.4% for the three months ended September 30, 2015. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to lower revenue partially offset by benefits from cost containment actions.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million to $8.3 million for the three months ended September 30, 2016 from $8.1 million for the three months ended September 30, 2015. This increase is primarily attributable to accelerated depreciation on tenant improvements in space abandoned as part of our corporate office lease restructuring, additions to property, plant and equipment and intangibles from the acquisition of TECNOR and capital expenditures.

Impairment of Goodwill and Intangible Assets. There was no impairment of goodwill or intangible assets in the three months ended September 30, 2016, as the July 2016 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified through September 30, 2016.

As a result of the July 2015 annual impairment test, we recognized $12.6 million in impairment for the three months ended September 30, 2015 consisting of $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles in our North America Land reporting unit, which reports through our Western Hemisphere segment. Our North America Land reporting unit was adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value.

Selling and Marketing. Selling and marketing expense decreased $0.4 million to $1.7 million for the three months ended September 30, 2016 from $2.1 million for the three months ended September 30, 2015 due to the effect of cost reduction plans.

General and Administrative. General and administrative expenses decreased by $3.1 million to $10.5 million for the three months ended September 30, 2016 from $13.5 million for the three months ended September 30, 2015. General and administrative costs decreased in the Eastern and Western Hemisphere segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend, releasing $0.8 million of accrual originally accrued in 2013 related to the OFAC and BIS regulatory matter and $1.3 million for the reduction to fair value of the TECNOR earn-out partially offset by $0.8 million of restructuring costs.

Income Tax Expense. Our effective income tax rate was (59.5)% for the three months ended September 30, 2016. Our effective tax rate for the three months ended September 30, 2015 was not meaningful due to the impact of $12.6 million of impairment to goodwill and intangibles and additional $1.3 million of restructuring charges recorded primarily in domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized in the three months ending September 30, 2015. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Nine months Ended September 30, 2016 and 2015

Revenue. Revenue decreased by $51.2 million, or 23.4%, to $167.9 million for the nine months ended September 30, 2016 from $219.1 million for the nine months ended September 30, 2015. This decrease was driven by lower revenues across all segments. The Eastern and Western Hemisphere segments decreased $25.7 million, or 22.7% and $15.1 million, or 19.0%, respectively. The decrease in revenue in the Eastern and Western Hemisphere segments is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 61 offshore drilling sites served is primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Western Hemisphere segment, to a lesser extent, was also adversely impacted by decreased U.S. Land activity partially offset by $7.1 million of revenue from the acquisition of TECNOR. The TSI segment decreased $10.4 million, or 39.4%, due to the timing of TSI projects. The decrease in all segments is amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $22.4 million, or 18.4%, to $99.4 million for the nine months ended September 30, 2016 from $121.9 million for the nine months ended September 30, 2015. Cost of revenue (excluding depreciation and amortization) decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Gross Profit (excluding depreciation and amortization) decreased by $28.8 million, or 29.6%, to $68.5 million for the nine months ended September 30, 2016 from $97.2 million for the nine months ended September 30, 2015. Gross Profit (excluding depreciation and amortization) as a percentage of revenue, or Gross Profit Margin, decreased to 40.8% for the nine months ended September 30, 2016 compared to 44.4% for the nine months ended September 30, 2015. The decreased Gross Profit (excluding depreciation and amortization) and Gross Profit Margin is primarily attributable to lower revenue partially offset by benefits from cost containment actions.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.2 million to $25.6 million for the nine months ended September 30, 2016 from $24.4 million for the nine months ended September 30, 2015. This increase is primarily attributable to accelerated depreciation on tenant improvements in space abandoned as part of our corporate office lease restructuring coupled with additions to property, plant and equipment and intangibles from the acquisition of TECNOR and capital expenditures.

Impairment of Intangible Assets. We recognized $0.4 million in impairment for the nine months ended September 30, 2016. In June 2016, we identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, we conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of intangibles within Kazakhstan.

As a result of the July 2015 annual impairment test, we recognized $12.6 million in impairment for the nine months ended September 30, 2015 consisting of $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles in our North America Land reporting unit, which reports through our Western Hemisphere segment. Our North America Land reporting unit was adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value.

Selling and Marketing. Selling and marketing expense decreased $1.5 million to $5.6 million for the nine months ended September 30, 2016 from $7.1 million for the nine months ended September 30, 2015 due to the effect of cost reduction plans.

General and Administrative. General and administrative expenses decreased by $10.4 million to $39.4 million for the nine months ended September 30, 2016 from $49.8 million for the nine months ended September 30, 2015. General and administrative costs decreased in all segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend, releasing $0.8 million of accrual originally accrued in 2013 related to the OFAC and BIS regulatory matter and $1.3 million for the reduction to fair value of the TECNOR earn-out partially offset by $1.3 million of restructuring charges, $1.9 million of executive departure costs, and CEO search costs.

Income Tax Expense. Our effective income tax rate was (54.7)% for the nine months ended September 30, 2016, respectively. Our effective tax rate for the nine months ended September 30, 2015 was not meaningful due to the impact of $12.6 million of impairment to goodwill and intangibles and $7.5 million of restructuring charges recorded primarily in domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized in the nine months ending September 30, 2015. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2016, we had working capital, including cash, of $87.9 million.

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

	Nine Months Ended September 30,
	2016	2015
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$60,468	$66,576
Net cash provided by operating activities	22,754	27,045
Net cash used in investing activities	(16,886)	(21,307)
Net cash used in financing activities	(8,111)	(5,524)
Changes in foreign currency translation	(986)	(1,995)

Cash and cash equivalents, September 30,	$57,239	$64,795

Currently, the Norwegian kroner, the British pound sterling and the Australian dollar are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2016 and 2015, 84.6% and 85.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $22.8 million for the nine months ended September 30, 2016 compared to $27.0 million for the nine months ended September 30, 2015. The decrease in cash provided by operating activities during 2016 of $4.3 million was primarily due to lower operating income (loss) offset by the timing of collection of our accounts receivable.

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

Investing Activities

Net cash used in investing activities was $16.9 million and $21.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Net Cash used in investing activities during the nine months ended September 30, 2016 include $4.8 million paid in connection with the acquisition of TECNOR. Net cash used in investing activities during the nine months ended September 30, 2016 and 2015 includes capital expenditures of $11.2 million and $21.9 million, respectively. We expect capital expenditures for 2016 to be lower than the previous year due to continuing decline in global oil and gas drilling activity.

Financing Activities

Net cash used in financing activities was $8.1 million and $5.5 million for the nine months ended September 30, 2016 and 2015, respectively. Cash used in financing activities for the nine months ended September 30, 2016 includes $9.4 million in principal payments on our long-term debt consisting of $6.4 million of principal payments on the Term Loan and $3.0 million on the revolving credit facility.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $125.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2016 and 2015 was 2.5% and 2.0%, respectively. The weighted average interest rate for the nine months ended September 30, 2016 and 2015 was 2.4% and 2.0%, respectively, with an interest rate of 2.5% at September 30, 2016. The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2016, the outstanding principal balance of the Term Loan was $36.5 million.

The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. Borrowings under the revolving credit facility carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of September 30, 2016, $32.0 million in draws on the facility remain outstanding. The weighted average interest rate for the three months ended September 30, 2016 and 2015 was 2.5% and 2.0%, respectively. The weighted average interest rate for the nine months ended September 30, 2016 and 2015 was 2.4% and 2.0%, respectively, with an interest rate of 2.5% at September 30, 2016.

In February 2016, we amended our credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Consolidated EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At September 30, 2016, we believe we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Regulatory Matter

In 2013, our internal compliance program detected potential violations of U.S. sanctions by one of our foreign subsidiaries in connection with certain of our customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. We estimate that we received total revenue of approximately $0.1 million during the period related to the potential violations. We have voluntarily self-reported the potential violations to the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S. Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter and submitted a report to OFAC and BIS.

We incurred legal expenses of $0.1 million and $0.1 million in connection with the investigation for the nine months ended September 30, 2016 and 2015, respectively.

In the third quarter of 2016, we received a letter from BIS notifying the Company that it had concluded its investigation. BIS assessed no fines or penalties on us in connection with the matter. We do not anticipate any additional penalties or fines will be assessed as a result of the matter. As such, we have released the previously accrued estimated liability of $0.8 million resulting in a decrease of general and administrative expense for the three and nine months ended September 30, 2016 in the Eastern Hemisphere Segment.

Non-GAAP Measures

The non-GAAP financial measures, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow or similarly titled measures in the same manner we do. Therefore, these non-GAAP measures should be considered in conjunction with net loss and other performance measures prepared in accordance with GAAP, such as gross profit, operating income (loss) or net cash provided by operating activities. Further, Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow should not be considered in isolation or as a substitute for GAAP measures such as net loss, gross profit, operating income (loss) or any other GAAP measure of liquidity or financial performance. We prepare Gross Profit (excluding depreciation and amortization), Adjusted EBITDA and Unlevered Free Cash Flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of our gross profit under GAAP to Gross Profit (excluding depreciation and amortization).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Gross profit	$12,773	$20,354	$44,549	$73,840
Depreciation and amortization related to cost of revenue	7,979	7,773	23,903	23,374

Gross Profit (excluding depreciation and amortization)	$20,752	$28,127	$68,452	$97,214

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

We define Adjusted EBITDA as net loss plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of derivatives, change in fair value of the TECNOR earn-out, stock-based compensation, merger/acquisition costs, executive departure costs, restructuring charges and non-recurring items.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of the TECNOR earn-out;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of the TECNOR earn-out;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA and Unlevered Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net loss	$(1,448)	$(10,879)	$(7,571)	$(5,701)
Interest expense	729	502	2,040	1,521
Depreciation and amortization	8,305	8,094	25,561	24,401
Impairment of goodwill and intangible assets	—	12,592	397	12,592
Gain on sales of property, plant and equipment, net of retirements	(14)	(10)	(164)	(23)
Stock-based compensation	866	973	2,708	2,955
Restructuring	835	1,316	1,332	7,514
Change in fair value of TECNOR earn-out	(1,279)	—	(1,279)	—
Executive departure costs	—	—	1,884	—
Acquisition costs	—	121	240	121
Income tax expense	540	1,789	2,676	6,738

Adjusted EBITDA (non-GAAP measure)	$8,534	$14,498	$27,824	$50,118

Adjusted EBITDA (non-GAAP measure)	$8,534	$14,498	$27,824	$50,118
Capital expenditures	1,936	6,071	11,511	22,227

Unlevered Free Cash Flow (non-GAAP measure)	$6,598	$8,427	$16,313	$27,891

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

Adjusted EBITDA decreased by $6.0 million to $8.5 million for the three months ended September 30, 2016, from $14.5 million for the three months ended September 30, 2015. Adjusted EBITDA decreased by $22.3 million to $27.8 million for the nine months ended September 30, 2016, from $50.1 million for the nine months ended September 30, 2015. The decreases resulted primarily from lower revenue partially offset by cost containment actions.

Unlevered Free Cash Flow was $6.6 million in the three months ended September 30, 2016, a decrease of $1.8 million over the prior year quarter. Unlevered Free Cash Flow was $16.3 million in the nine months ended September 30, 2016, a decrease of $11.6 million over the prior year period. The decreases in Unlevered Free Cash Flow were due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2016 and 2015, 15.4% and 14.6%, respectively of our revenues were earned in non-U.S. currencies. At September 30, 2016 and 2015, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2016 and December 31, 2015, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2016	2015
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$686	$777
2% Decrease/increase in rate	$1,372	$1,553
3% Decrease/increase in rate	$2,058	$2,330

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Enterprise Resource Planning (ERP) Implementation

During the quarter ending September 30, 2016, we completed the implementation of an ERP system, SAP (B1), concluding a multi-year plan to integrate and upgrade our systems and processes.

As the phased implementation of this system occurred, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. While we expect SAP (B1) to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

INDEX TO EXHIBITS

2.2	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016 (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference).

3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.4	Amendment to the Amended and Restated Bylaws of RigNet, Inc., effective May 18, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date:	November 7, 2016	By:	/s/ CHARLES E. SCHNEIDER
Charles E. Schneider
Chief Financial Officer (Principal Financial Officer)