Form 10-K
period 2016-12-31
RigNet, Inc.
filed 2017-03-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 001-35003

RigNet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0677208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15115 Park Row Blvd, Suite 300 Houston, Texas	77084-4947
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 674-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NASDAQ Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2016, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $237.4 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At February 20, 2017, there were outstanding 17,983,887 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2016 are incorporated herein by reference in Part III of this Annual Report.

PART I

Item 1. Business

For convenience in this Annual Report on Form 10-K, “RigNet”, the “Company”, “we”, “us”, and “our” refer to RigNet, Inc. and its subsidiaries taken as a whole, unless otherwise noted.

Overview

We are a leading global provider of customized systems and solutions serving customers with complex data networking and operational requirements. We provide solutions ranging from fully-managed voice and data networks to more advanced applications that include video conferencing and monitoring, crew welfare, asset and weather monitoring and real-time data services under a multi-tenant revenue model. Our customers use our private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications for their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, maritime vessels and regional support offices. As of December 31, 2016, we were the primary provider of remote communications and collaborative services to approximately 500 customers reaching approximately 900 remote sites located in approximately 50 countries on six continents. For the year ended December 31, 2016, our revenue generated from countries outside of the U.S. represented 70.1% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed oil and gas and maritime companies to make decisions based on real-time information carried by our network from anywhere in the world. We deliver turn-key solutions and value-added services that simplify the management of multiple communications needs, allowing our customers to focus their attention on their core operations such as drilling, production, oilfield services and maritime operations. Our customer solutions enable broadband data, voice and video communications with quality, availability, security and scalability. Key aspects of our services include:

•	managed services solutions offered at a subscription rate generally through contracts with terms that typically range from one month to three years;

•	secure end-to-end Multiprotocol Label Switching (MPLS) global network to ensure greater network availability, faster troubleshooting and service restoration time, rapid integration of plug-and-play components and quality of service for various forms of data traffic;

•	a network designed to accommodate multiple customer groups resident at a site, including drilling contractors, exploration and production operators and oilfield service providers;

•	value-added services, such as wide-area network acceleration, asset and weather monitoring, Adaptive Video Intelligence supporting monitoring and remote presence and Wi-Fi hotspots, benefiting multiple tenants and customer groups at one site;

•	proactive network monitoring and management through network operations centers that actively manage network availability at all times and serve as in-bound call centers for troubleshooting, 24 hours per day, 365 days per year;

•	engineering and design services to develop solutions for customers;

•	systems integration services to design, assemble, install and commission turn-key solutions for customer communications systems; and

•	maintenance and support through geographically deployed engineering and service support teams as well as warehoused spare equipment inventories.

We procure bandwidth from independent commercial satellite-services operators and terrestrial wireless and landline providers to meet the needs of our customers for end-to-end IP-based communications. This allows RigNet to provide Hybrid Network solutions which greatly improves network up-time by using multiple and diverse sources of bandwidth. We generally own the network infrastructure and communications equipment we install at remote sites as well as equipment co-located in third-party teleport facilities and data centers, all of which we procure through various equipment providers. By owning the network infrastructure and communications equipment on the customer premises, we are better able to select the optimal equipment for each customer solution as well as ensure the quality of our services.

Our Industry

The remote telecommunications industry is highly competitive with a variety of companies and potential new entrants from adjacent vertical markets and the broader value chain. Within the remote telecommunications industry, we serve oil and gas companies that connect to remote locations via global “always-connected” networks, driving demand for reliable, managed communications services in a variety of environmental conditions.

The oil and gas industry depends on maximum reliability, quality and continuity of products and services. Oil and gas exploration and production operators, drillers and oilfield service companies with geographically dispersed operations are particularly motivated to use secure and highly reliable communications networks due to several factors:

•	our customers rely on secure real-time data collection and transfer methods for the safe and efficient coordination of remote operations;

•	technological advances in drilling techniques have enabled increased exploitation of offshore deepwater reserves and development of unconventional reserves (e.g., shales and tight sands) that require real-time data access by personnel in field and head offices to maintain safety standards and optimize performance; and

•	transmission of increased data volumes and real-time data management and access to key decision makers enable customers to maximize safety, operational results and financial performance.

While we experience competition in our markets, we believe that our established relationships with customers and proven performance serve as significant barriers to entry.

Operations

We are a global provider of managed remote communications, engineered telecommunications solutions and applications dedicated to promoting greater workforce collaboration. Our business operations are divided into two reportable segments: Managed Services and Systems Integration and Automation (SI&A). For financial information about our reportable segments, see Note 12 — “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

•	Managed Services. Our Managed Services segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Managed Services segment primarily operates out of our United States, United Kingdom, Norway, Qatar, UAE, Singapore, Brazil and Mexico based offices for customers globally.

•	Systems Integration and Automation (SI&A). Our SI&A segment provides customized solutions for customer telecommunications systems. SI&A solutions are delivered based on the customer’s specifications, in addition to international industry standards and best practices. SI&A project elements may include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and maintenance services. Our SI&A segment primarily operates out of our Aberdeen, Houston and Monterrey offices for customers globally.

We previously operated our business under three reportable segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration (TSI). During the fourth quarter of 2016 we reorganized our business and reportable segments on a products and services basis. The former TSI segment was renamed the Systems Integration and Automation (SI&A) segment. The Managed Services segment consists of the remote communication services that were common between the former Eastern Hemisphere and Western Hemisphere segments as well as certain global Managed Services specific costs including our Global Network Operations Center (GNOC) and engineering costs that in prior years were included in the Corporate segment. We now operate Managed Services as one global segment. All historical segment financial data included herein has been recast to conform to the current year presentation.

As of December 31, 2016 and 2015, we were serving the following sites listed in the table below:

	December 31,
	2016	2015
Selected Operational Data:
Offshore drilling rigs (1)	175	238
Offshore Production	280	283
Maritime	122	121
International Land	104	115
Other sites (2)	240	373

Total	921	1,130

(1)	Includes jack up, semi-submersible and drillship rigs
(2)	Includes U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs

Our Strategy

To serve our customers and grow our business, we intend to aggressively pursue the following:

•	expand our market share of offshore and onshore drilling rigs;

•	increase secondary and tertiary customer penetration of exploration and production operators and oilfield service providers on our existing remote sites;

•	develop and market additional value-added services; and

•	extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions.

Expand our market share of offshore and onshore drilling rigs: We intend to expand our drilling rig market share by increasing our penetration of the market for drilling rigs, capturing existing rigs from competitors, pursuing fleet-wide opportunities with major drilling contractors, pursuing opportunities made available as a result of industry consolidation and increasing penetration in new and underserved geographic markets. Because of established relationships with our customers, reliable and robust service offerings and high quality customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers.

Increase secondary and tertiary customer penetration: We intend to continue to scale our initial capital investment with drilling contractors by using our incumbent position at remote sites to serve the other users on the rig: the exploration and production operators and oilfield service providers. We will seek to increase revenue with low incremental capital costs by up-selling our services to other parties on the rigs, production platforms and support vessels, including drilling contractors, operators and services companies.

Develop and market additional value-added services: We intend to continue to serve our customers’ needs by commercializing additional services that complement our wide array of available remote communications services. These value-added solutions provide content Over-the-Top (OTT) of the Managed Service offering. These solutions include Software-as-a-Service (SaaS), IP enabled device connectivity or Internet of Things (IoT), including leveraging our Supervisory Control and Data Acquisitions (SCADA) installed base and cyber security. We expect that over the next several years our customer base will require a variety of advanced services including solutions that improve safety, increase efficiency and enhance crew welfare. These services are complemented by our customized Managed Services offerings and SI&A solutions designed to meet the communication needs of our customers.

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

In addition, we will continue to look for and review opportunities in other remote communications market adjacencies that offer significant opportunities for growth and where we are well positioned to take advantage of these opportunities such as aviation, government and mining.

We are also focused on expanding our competitive market position through strategic acquisitions. As we continue to focus on expanding the target markets for our services and solutions, we intend to pursue selective acquisitions of companies and/or technologies that would be complementary to our existing business.

In 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR). As a result of this acquisition, we expanded our services to include a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure.

In 2014, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and Worldwide Interoperability for Microwave Access (WiMAX) networks in the U.S. Gulf of Mexico serving drilling contractors, producers and energy vessel owners, Very Small Aperture Terminal (VSAT) interests in Canada, a machine-to-machine (M2M) SCADA VSAT network in the continental U.S. serving the pipeline industry, a worldwide SI&A business and a global L-band Mobile Satellite Services (MSS) retail energy business.

Additionally, in 2014, we executed an agreement with Inmarsat to be a distribution partner to deliver Inmarsat’s Global Xpress (GX) and L-band services to the energy sector worldwide.

Competitive Strengths

As a leading global provider of customized systems and solutions serving customers with complex data networking and operational requirements, our competitive strengths include:

•	secure mission-critical services delivered with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play MPLS global platform;

•	scalable telecoms systems using standardized equipment that leverage our global infrastructure;

•	customized SI&A solutions provided by expert telecoms systems engineers;

•	flexible, provider-neutral technology platform;

•	long-term relationships with leading companies in the oil and gas industry; and

•	the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication.

Mission-critical services delivered by a trusted provider with global operations: Our focus on the oil and gas industry provides us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network availability and responsive customer service, along with the high switching costs associated with changing of remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients around the world, except where U.S. government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more effective way to prioritize network traffic. Our ability to offer our customers such global coverage sets us apart from regional competitors at a time when our customers are expanding the geographic reach of their own businesses, exploring and drilling for oil and gas reserves in more remote locations and seeking remote communications partners that can match the breadth of their global operations and speed of deployment.

High-quality customer support with full-time monitoring and regional service centers: Our MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2016, we had 41 service operations centers and warehouses to support and service our customers’ remote sites. Global Network Operations Centers (GNOC) are staffed 24 hours per day, 365 days per year. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service operations centers. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity.

Operational leverage and multiple paths to growth supported by a plug-and-play MPLS platform: Our scalable, standardized communications platform provides us with plug-and-play capabilities to easily expand or improve service offerings. Our MPLS global platform allows us the ability to add additional services to our standard offerings or change our service offerings on a rig, production platform or energy support vessel with little incremental cost once installed onsite. We can offer these services to all users of the rig, production platform or energy support vessel, including drilling contractors, operators and service companies. We expect this operating leverage to increase profitability as we grow. Our MPLS global platform provides an important advantage by offering higher availability, scalability, flexibility and security than conventional switched transports and accounts for what we believe to be a key reason for the market share we have today of remote installations on offshore and onshore drilling rigs with the potential that we can lift that market share over time.

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a sufficient amount of flexibility to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to remote sites located anywhere in the world. We install standardized equipment at each remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install at each site are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2016, we leased capacity from 37 satellites, and are co-located in 30 teleports and 34 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment at each site, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment at each site tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

Customized systems integration solutions provided by expert telecoms systems engineers: Through the acquisition of Nessco Group Holdings Ltd (Nessco), Inmarsat’s Enterprise Energy business unit and the acquisition of TECNOR we provide global customized systems integration solutions through our SI&A business. As the demand for additional telecommunications products and telecoms systems increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to remote communications customers. Our solutions are custom designed, built and tested by expert engineers based on the customer’s specifications and requirements, as well as international industry standards and best practices. For those customers requiring reliable remote communications services, maintenance and support services and customized solutions for their network infrastructures, RigNet provides a one-stop-shop to satisfy these demands.

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

Long-term relationships with leading companies in the oil and gas industry: We have established relationships with some of the largest companies in the global oil and gas industry. Some of our key customers are the leading drilling contractors around the world, with combined offshore fleets of hundreds of rigs, as well as leading oil and gas companies, oilfield services firms and engineering and construction companies. In most cases, these customers have high standards of service that favor strategic providers such as RigNet and work in partnership with us to serve their remote operations.

The ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication: We have the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication. These modes of communication include wired, wireless satellite Ku, C, L and Ka frequency bands, as well as wireless WiMAX and Line-of-Sight (LOS) microwave. This range of communications solutions allows us to offer competitive and reliable communications solutions in a broad range of remote geographic locations where our customer base of leading global drilling, exploration and production and oilfield service customers operate. This helps us meet our customers’ requirements for choosing their provider(s) based on network availability while factoring in price.

Service Offerings

We offer a comprehensive communications package of voice, data, video, networking and real-time data management to offshore and land-based remote locations. We are a single source solutions provider that links multiple offshore or remote sites with real-time onshore decision centers and applications.

The main services we offer are high quality and secure voice-over-Internet-protocol (VoIP) data and high-speed Internet access. In addition, we increasingly provide other value-added services, such as video conferencing solutions, wide area network (WAN) acceleration solutions, real-time data management solutions, Wi-Fi hotspots, wireless intercoms and handheld radios. The price for these value-added services is generally included in the day rate and becomes incorporated into the recurring revenue from our customers.

Systems Integration and Automation (SI&A)

As the demand for additional telecommunications products and telecoms systems increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to our customers. Our SI&A solutions provide a complete package of communications infrastructure required to support onshore and offshore facilities for the oil and gas industry. SI&A services include the design, procurement, assembly and test, installation and commissioning of communications systems which can include WAN/LAN connectivity, Closed Circuit Television (CCTV) for monitoring and security, access control, public address (PAGA) systems, microwave systems and monitoring and control systems. SI&A also offers a complete package of on-site and remote support and on-going maintenance capabilities in support of our customer’s installed infrastructure.

In order to service customers on a globally, SI&A Engineering and Procurement (EP) services are provided from facilities in Aberdeen, Houston and Monterrey. SI&A has the ability to facilitate the end-to-end process of telecoms systems mechanical fabrication, build and assembly through to final testing and Factory Acceptance Testing (FAT). Our workshops are fully provisioned with all the tools, equipment and the skilled engineers and technicians necessary to complete all operations in house, maintaining total control of both the engineering and quality of all the processes involved in the completion of each project.

Combining the engineering and service capabilities of SI&A with our other services and solutions such as the GNOC services, OTT offerings, and other managed services allows us to offer our SI&A customers a long-term package of maintenance and support options. These offerings will provide oil and gas customers an opportunity to reduce their operational and support costs while ensuring a highly reliable communications infrastructure.

Adaptive Video Intelligence (AVI) and Video Collaboration Solutions

Our two Adaptive Video Intelligence services increase situational awareness, which supports a live viewing application and our Collaboration Service Offering, which utilizes wearable remote presence devices. These offerings enhance the safety and efficiency of our customers. These video services allow drilling contractors, operators and service companies’ experts to monitor the performance of key functions and to collaborate with crews at remote sites to troubleshoot equipment, which can save customers time and money. Remote presence devices such as the RigNet Helmet Cam, patent pending, can send video from remote locations to onshore engineers and experts. This allows for real-time decision making that reduces operational downtime, saves travel costs and improves productivity. We continue to explore additional video-based service offerings supporting remote telemedicine, which supports crew well-being and welfare.

Supervisory Control and Data Acquisition (SCADA)

SCADA systems provide the ability to monitor, gather and process data while interacting with machines and devices such as oil and gas pipelines, valves, pumps and motors. SCADA systems are connected to Human-Machine-Interface (HMI) software and logs events. Our customers deploy SCADA solutions to closely monitor operations when the cost, location and complexity or frequency requirements make technology the best and most practical means of monitoring operations.

Wi-Fi Hotspot

We offer Wi-Fi hotspot solutions that facilitate access to the Internet by rig-based personnel. This is advantageous for drilling contractors who seek to improve the quality of life for employees by providing Internet access in the living quarters, and for service companies that seek office-like connectivity for their technicians and engineers. The Wi-Fi hotspot solutions provide ready access with a familiar user interface without requiring specialized equipment to connect to the service.

Secure Oil Information Link (SOIL)

In addition to the services we provide to offshore and onshore remote sites, we also operate a proprietary extranet, known as the Secure Oil Information Link (SOIL), enabling oil companies and their counterparties, such as drilling contractors, service companies and application service providers, to connect and collaborate on a high-speed, secure and reliable basis. The SOIL network is a fully managed, high-performance, members-only communications network hub that enables collaborative partners, suppliers and customers to transfer and share data quickly, reliably and securely. Customers use SOIL services in the North Sea to collaborate with partners and suppliers or for internal company communications.

Customer Contracts

In order to streamline the addition of new projects and solidify our position in the market, we have signed agreements with most customers that define the contractual relationship with oil and gas producers, service companies and drilling companies for our offshore and land-based telecommunications services. The specific services being provided are defined under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without penalty. Service orders are executed under the contracts for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the agreement or cold stacking of a drilling rig.

Customers

We have an international customer base comprising many of the largest drilling contractors, exploration and production companies and oilfield services companies. Although no single customer accounted for 10.0% or more of revenue in 2016, our top 5 customers accounted for 28.6% of our total revenue for 2016.

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

Our primary global competitor in upstream oil and gas communications is Speedcast International Ltd., which in 2016 purchased Cap Rock Communications from Harris Corporation. In addition, there are a range of regional providers serving smaller customers. Specifically, in our U.S. onshore operations, we also face competition from: wireless network providers; drilling instrumentation providers; living quarters companies; and other pure-play providers like us.

Our customers generally choose their provider(s) based on the quality and availability of the service and the ability to restore service quickly when there is an outage. Pricing and breadth of service offerings is also a factor. The oil and gas industry depends on maximum availability, quality and continuity of products and service. Established relationships with customers and proven performance serve as significant barriers to entry.

Government Regulation

The telecommunications industry is highly regulated. We are required to comply with the laws and regulations of, and often obtain approvals from, national and local authorities in connection with most of the services we provide. In the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (FCC). Regulation of the telecommunications industry continues to change rapidly. Our U.S. services are currently provided on a private carrier basis and are therefore subject to light regulation under the U.S. Communications Act of 1934, as amended, and the rules and regulations of the FCC. If the FCC or one or more state public utility commissions determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to common carrier regulations, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

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

Employees

As of December 31, 2016, we had approximately 508 full time employees consisting of 61 employees in sales and marketing, 80 employees in finance and administration, 349 employees in operations and technical support and 18 employees in management.

We have a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. For the years ended December 31, 2015 and 2014, we made matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2.0% and 6.0% of such employee’s eligible compensation, up to the maximum amount permitted by law. Effective January 1, 2016, we suspended our matching contributions under the 401(K) plan. Under the amended plan, we may later approve a discretionary matching contribution. We took this action in response to reduced oil and gas activity.

Geographic Information

See Note 12—“Segment Information,” in our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding geographic areas we serve.

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

Our organic growth has also been complemented by several strategic acquisitions which have expanded our service offerings. In 2016, with the acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR), we expanded our services to include a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico serving military, government, maritime, oil and gas customers. In 2014, with the acquisition of Inmarsat’s Enterprise Energy business unit, we expanded our services to include microwave and WiMAX networks in the U.S. Gulf of Mexico serving drilling contractors, producers and energy vessel owners; VSAT interests in Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a worldwide SI&A business; and a global L-band MSS retail energy business.

Principal Executive Offices

In January 2017, we signed and announced an eight-year lease for new headquarters space located at 15115 Park Row Blvd, Suite 300, Houston, Texas. Our main telephone number is +1 (281) 674-0100.

Company Website and Available Information

The Company’s internet website is www.rig.net. The information found on our website is not incorporated into this annual report. The Company makes available free of charge on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. This information can also be found on the SEC website at www.sec.gov.

In addition, in the “Governance” section of the Investors page on our web site, we make available our code of ethics and business conduct, our corporate governance guidelines, the charters for our audit, compensation, and corporate governance and nominating committees and various other corporate governance policies and documents.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our services and solutions;

•	the advantages of our services compared to others;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs and expanding our business into remote communication market adjacencies;

•	our strategy;

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	our resource reallocation activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage

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

Item 1A. Risk Factors

Our business has many risks. Factors that could materially affect our business, financial position, operating results or liquidity and the trading price of our common stock are described below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

A large portion of our business is subject to the volatility of the global oil and gas industry and the addressable market of offshore drilling rigs and our business is likely to fluctuate with the level of global activity for oil and natural gas exploration, development and production.

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

•	the supply, demand and price expectations for oil and natural gas;

•	capital expenditure levels of customers;

•	the addressable market and utilization rate for drilling rigs and oilfield services;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) or non-OPEC countries to influence and maintain production levels and pricing;

•	the worldwide political, regulatory and economic environment; and

•	advances in exploration, development and production technology.

Our industry is characterized by rapid technological change, and if we fail to keep up with these changes or if access to telecommunications in remote locations becomes easier or less expensive, our business, financial condition and results of operations may be harmed.

As an example of technological change that could impact our business, some remote communications providers are offering the use of Ka-band satellite service, instead of or in addition to the Ku-band and C-band satellite space segments used today. Ka-band services over medium orbit satellites are already available. Our business may be harmed if our competitors are more successful than us in using Ka-band services to meet customer needs.

If alternative telecommunications services to remote locations become more readily accessible or less expensive than our services, our business will suffer. New disruptive technologies could make our VSAT-based networks or other services obsolete or less competitive than they are today, requiring us to reduce the prices that we are able to charge for our services or causing us to undergo expensive transitions to new technologies. We may not be able to successfully respond to new technological developments and challenges or identify and respond to new market opportunities, services or solutions offered by competitors. In addition, our efforts to respond to technological innovations and competition may require significant capital investments and resources.

Our information systems and network are protected by certain cyber security measures, and in the event that the cyber security measures fail or are otherwise inadequate, our systems may be damaged which could harm our business, financial conditions and results of operations.

Cyber security failure might be caused by computer hacking, malware, computer viruses, worms and other destructive or disruptive software, “cyber-attacks” and other malicious activity, as well as natural disasters, power outages, terrorist attacks and similar events. Such events could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our facilities, equipment and data. In addition, we could be adversely affected by the theft, destruction, loss, misappropriation or release of confidential customer data or intellectual property. Operational or business delays may result from the disruption of network or information systems and the subsequent remediation activities. Moreover, these events may create negative publicity resulting in reputation or brand damage with customers. In addition, the networks and information systems of our third-party service providers and our customers may be vulnerable to the events described above. Our customer contracts, in general, do not contain provisions which would protect us against liability to third-parties with whom our customers conduct business. Although we have implemented and intend to continue to implement industry standard cyber practices and cyber security systems, these systems may prove to be inadequate and result in the disruption, failure, misappropriation or corruption of our network and information systems. We may be required to expend significant resources to protect against these events or to alleviate problems, including reputational harm and litigation, caused by these events or the failure or inadequacy of our security systems, which could have a material adverse effect on our business, financial condition and results of operations.

The inability to maintain appropriate staffing, including highly qualified personnel, could compromise our ability to effectively manage our business and pursue our growth strategy.

Our operations depend on a highly qualified executive, sales, technical, development, service and management team. Failure to attract, recruit, retain and develop qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

The microwave network acquired as part of the Inmarsat transaction is a Line-of-Site (LOS) systems and the failure of one site in the microwave network will likely lead to disruption of service for subsequent microwave sites in the network relay.

A LOS system operates by relaying microwave communications from one microwave site to another that are within visible sight of another in a microwave relay leg. Although the Company makes reasonable attempts to build redundancy into the microwave system, when a microwave site on a microwave relay is rendered inoperable subsequent dependent sites are also rendered inoperable. As such the risk of a microwave site being rendered inoperable by weather, technical failure or other means will likely cascade to other dependent microwave sites. We do not insure for loss of a microwave site or business interruption caused by the loss of such a site as we believe the cost of such insurance outweighs the risk of potential loss, so the loss of a microwave site or any business interruption could harm our business, financial conditions and results of operations.

We have contracted to purchase significant volumes of Global Xpress (GX) space segment, and in the event that the GX service is materially delayed, does not perform as expected or is not accepted by our customers, we may not be able to resell the capacity or may only be able to sell the capacity at prices that impair our margins and financial results.

We do not own, lease or operate satellites. We acquire space segment capacity from various providers. Historically, we have purchased space segment, on a regional basis, in contract amounts up to $5.0 million, primarily C band and Ku band. We have historically had multiple contracts with each provider. In 2014, we entered into an agreement with Inmarsat to purchase, under certain conditions, up to $65.0 million of Ka segment on Inmarsat’s GX system over five years. The GX system operates over geo-synchronous orbits rather than medium orbits. This commitment is subject to a number of commercial, technical and other requirements, which if not met, may reduce the Company’s obligations below $65.0 million. This Ka band capacity is expected to supplement a portion of existing Ku and C band services. In the event that the new GX service does not timely come to market, does not perform as expected, is not accepted by a portion of our customers as expected or is not sold at acceptable prices, our margins and financial results could be adversely impacted. The GX system deployment will require capital expenditures to place new equipment with our customers, and if the GX system is not successful, we will not be able to earn the financial returns consistent with prior investments and our margins and financial results could be adversely impacted.

Many of our contracts with customers may be terminated by our customers on short notice without penalty, which could harm our business, financial condition and results of operations.

Customers may switch service providers without incurring significant expense relative to the annual cost of the service. Our contracts generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, some of our contracts may be terminated by our customers for no reason and upon short notice. Terms of contracts typically vary with a range from short-term call out work to three years. Work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the contracts. If we are not able to retain our customers, we would not receive expected revenues and may continue to incur costs, such as costs to secure satellite bandwidth under agreements with third-party satellite communication services providers which may not be as easily or as quickly terminated without penalty, resulting in harm to our business, financial condition and results of operations. The loss of a drilling contractor on a site can also result in the loss of other customers on the affected site.

SI&A projects are heavily dependent on cost, productivity, schedule and performance management

SI&A contracts are generally priced based in part on cost and scheduling estimates that are based on assumptions including the price and availability of labor, equipment and materials as well as productivity, performance and future economic conditions. If these estimates prove inaccurate, there are errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of equipment and materials or our suppliers’ or subcontractors’ inability to perform, then cost overruns may occur. We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. Our failure to accurately estimate the resources and time required for fixed-price contracts or our failure to complete our contractual obligations within the time frame and costs committed could result in reduced profits or, in certain cases, a loss for that contract. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

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

Our use of the percentage-of-completion method of accounting could result in changes to previously recorded revenues or profits.

Under our accounting policies, we measure and recognize a large portion of our SI&A profits and revenues under the percentage-of-completion accounting methodology. This methodology is dependent on significant estimates of costs to complete the project. Changes in estimated costs to complete will result in adjustments to revenue. These adjustments can occur at any time and could result in a material change to previously recorded revenues or profits.

Restructuring activities may negatively impact the Company.

Reductions in or redeployment of resources may adversely affect or delay various sales, marketing, product development and operational activities, which could have a material adverse effect on our financial results. Additionally, restructuring activities could have negative effects on our internal control over financial reporting.

Our ability to retain customers depends on many factors, including:

•	our successful execution of marketing and sales strategies, including perception of our brand, service delivery and customer care activities, including new account set up and billing, and our credit and collection policies;

•	our ability to fund necessary capital expenditures as required by our customers;

•	actual or perceived quality and coverage of our networks;

•	our ability to maintain and develop new sites for the placement of our equipment to provide our services; and

•	our ability to anticipate and respond to various competitive factors affecting the industry, including new technologies, services and solutions that may be introduced by our competitors, changes in consumer preferences, demographic trends, economic conditions, and discount pricing and other strategies that may be implemented by our competitors.

Our failure to retain customers could have a material adverse effect on our business, financial condition and results of operations.

Our industry is highly competitive and if we do not compete successfully, our business, financial condition and results of operations will be harmed.

We expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. Our primary global competitor is Speedcast International Ltd, which in 2016 purchased Cap Rock Communications from Harris Corporation. Recently Panasonic, through its ITC Global subsidiary, as well as Tampnet have begun to expand their presence as active providers of communications services to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations and their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

Furthermore, competition may emerge from companies that we have previously not perceived as competitors or consolidation of our industry may cause existing competitors to become bigger and stronger with more resources, market awareness and market share. As we expand into new markets we may experience increased competition from some of our competitors that have prior experience or other business in these markets or geographic regions. In addition, some of our customers may decide to insource some of the communications services and managed services solutions that we provide, in particular our terrestrial communication services (e.g., LOS or WiMAX), which do not require the same level of maintenance and support as our other services. Our success will depend on our ability to adapt to these competitive forces, to adapt to technological advances, to develop more advanced services and solutions more rapidly and less expensively than our competitors, to continue to develop and deepen our global sales and business development network, and to educate potential customers about the benefits of using our solutions rather than our competitors’ services or in sourced solutions. Our failure to successfully respond to these competitive challenges could harm our business, financial condition and results of operations.

Many of our potential clients are resistant to new solutions and technologies which may limit our growth.

Although there is a strong focus on technology development within the oil and gas industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk averse with respect to adopting new solutions and technologies in the area of remote communications due to these services being so integral to highly-complex drilling, completion and production operations. Some drilling contractors, oil and gas companies and oilfield service providers may choose not to adopt new solutions and technology, such as our remote communications and collaboration applications solutions, which may limit our growth potential.

Information technology infrastructure and security are critical to supporting our accounting and back office functions; failure of our information technology infrastructure to operate effectively could adversely affect our business, financial conditions and results of operations.

We depend heavily on information technology infrastructure including our enterprise resource planning (ERP) system that was fully implemented in 2016, to achieve our back office functions of accounting, invoicing, purchasing, requisitioning, performing management’s analysis of results and payroll. We continue to update and enhance our information systems. If a problem occurs that impairs or compromises this infrastructure, including security breaches or malicious attacks, or problems with systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to perform accounting, invoice, process orders, generate management reports, protect sensitive data of the Company, our customers, our suppliers and business partners, or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate, including as a result of legal claims or proceedings. Additionally, any such events could adversely harm our legal, accounting and compliance capabilities including but not limited to: our ability to timely file reports with the SEC; timely file financial statements required by certain statutes; timely file compliance reports with our lenders under our credit agreement; and timely file income taxes with the IRS, foreign taxing authorities, and with local taxing authorities.

We compete for satellite capacity for our services and any capacity constraints could harm our business, financial condition and results of operations.

In certain markets, the availability and pricing of capacity could be subject to competitive pressure, such as during renewals. There is no guarantee that we will be able to secure the capacity needed at competitive prices to conduct our operations at current rates or levels going forward. The inability to obtain sufficient satellite bandwidth on commercially reasonable terms and pricing could harm our business, financial condition and results of operations. In certain markets, the availability of bandwidth may be restricted by local governments when needed to support military operations, and in the event of such an action, there is no guarantee that we will be able to secure the capacity needed to conduct our operations.

We rely on third parties to provide products and services for the operation of our business. Failures by third-party providers could cause service interruptions, harm our business and reputation and result in loss of customers and revenue.

A significant part of our operations and growth depends on third-party providers delivering reliable communications connections, networks, equipment, maintenance, repair and satellite transponder capacity, subjecting our business, reputation and customer revenue to risks beyond our control, such as:

•	telecommunications, satellite manufacturing, equipment or control system errors, faults or failures;

•	saturation of communication connection points, networks and third-party facilities;

•	in-orbit risks for satellites including malfunctions, commonly referred to as anomalies, and collisions with meteoroids, decommissioned spacecraft or other space debris;

•	lack of communication service alternatives, including failure of satellite providers to timely replace aging satellites with more modern technology and updated capacities;

•	human error;

•	natural disasters;

•	power loss;

•	labor strikes or work stoppages;

•	unauthorized access or security risks; and

•	sabotage or other intentional acts of vandalism.

Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from certain risks, including satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties.

We prefer to use a small group of suppliers and standardized equipment as much as possible so that we are installing generally the same equipment and therefore can maintain smaller quantities of replacement parts and equipment in our warehouses. Although this equipment is commercially available from more than one supplier, there are a limited number of suppliers of such equipment. Further, price and quality vary among suppliers. If the suppliers enter into competition with us, or if our competitors enter into exclusive or restrictive arrangements with our suppliers, the availability and pricing of the equipment that we purchase could be materially adversely affected. If we need to change suppliers for any reason, we will incur additional costs due to the lack of uniformity and need to warehouse a broader array of replacement parts and equipment. In addition, we typically rely on our equipment suppliers to obtain authorizations or type-approvals to operate the supplier’s equipment in the various countries in which we offer services. If, due to a highly protectionist country, our supplier or RigNet is not able to obtain such equipment type-approvals from that country’s regulator, we will not be able to operate that particular equipment and our pool of available suppliers will be reduced.

Further, significant portions of the work performed under our systems integration contracts rely upon third-party suppliers for equipment and materials. If the amounts we are required to pay for equipment and supplies exceed what we have estimated, especially in a fixed-price systems integration contract, we may suffer losses on these contracts. If a supplier fails to provide supplies or equipment as required under a negotiated contract for any reason, or provides supplies or equipment that are not an acceptable quality, we may be required to source those supplies or equipment on a delayed basis or at a higher price than anticipated, which could negatively impact contract profitability. In addition, faulty equipment or materials could impact the overall project, resulting in claims against us for failure to meet required project specifications or time tables. These risks may be intensified if these suppliers experience financial difficulties or find it difficult to obtain sufficient financing to fund their operations or access to bonding, and are not able to provide the materials or supplies necessary for our business. In addition, in instances where we rely on a single contracted supplier or a small number of contracted suppliers, there can be no assurance that the marketplace can provide these products and services in a timely manner, or at the costs we had anticipated. A failure by a supplier to comply with applicable laws, rules or regulations could negatively impact our business.

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

We continue to diversify our customer base but still receive a significant portion of our revenue from a relatively small number of large customers, among them being Royal Dutch Shell Plc, Ensco Plc, Noble Corporation Plc, Bechtel Corporation, Seadrill Ltd., Chevron and Paragon Offshore Plc. Although none of these customers represents more than 10% of our annual revenue, should a material customer terminate or significantly reduce its business with us, our business, financial condition and results of operations would be materially harmed.

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

As of February 20, 2017, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 27.9% of our outstanding voting power. Additionally, as of February 20, 2017, funds associated with Arrowpoint Asset Management, LLC, owned in the aggregate shares representing approximately 16.5% of our outstanding voting power. As a result, any of these stockholders could potentially have significant influence over all matters presented to our stockholders for approval, including election or removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

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

If the FCC or any state PUCs determines that RigNet has not complied with federal and/or state regulatory requirements, we may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, license revocation, or other penalties.

Several proceedings pending before the FCC have the potential to significantly alter our Universal Service Fund (USF) contribution obligations. The FCC is considering: (1) changing the basis upon which USF contributions are determined from a revenue percentage measurement, as well as increasing the breadth of the USF contribution base to include certain services now exempt from contribution; (2) the classification of Multiprotocol Label Switching (MPLS); and (3) the classification of various IP-enabled services. Adoption of these proposals could have a material adverse effect on our costs of providing service. We are unable to predict the timing or outcome of these proceedings. We cannot predict the application and impact of changes to the federal or state USF contribution requirements on the communications industry generally and on certain of our business activities in particular.

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

If we infringe, or if third parties assert that we infringe, third-party intellectual property rights we could incur significant costs and incur significant harm to our business.

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

We operate in many countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. However, because operations in some countries may be temporary, the total number of countries in which we operate fluctuates. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

•	legal, regulatory and cultural differences that may be vague or arbitrary, lack traditional concepts of due process or awareness of United States laws, resulting in difficulty enforcing contracts or timely collection of receivables and may be subject to unexpected changes or interpretations;

•	tariffs, import and export restrictions and other trade barriers;

•	difficulty in staffing and managing geographically dispersed operations and culturally diverse work forces in countries with varying employment laws and practices including restrictions on terminating employees;

•	increased travel, infrastructure and legal compliance costs associated with multiple international locations;

•	differing technology standards;

•	currency exchange rate fluctuation and currency controls;

•	potential political and economic instability, which may include military conflict, nationalization or expropriation;

•	potentially adverse tax consequences;

•	difficulties and expense of maintaining international sales distribution channels; and

•	difficulties in maintaining and protecting our intellectual property.

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

Many of our contracts are governed by the laws of countries other than the U.S., which may create both legal and practical difficulties in case of a dispute or conflict. We operate in regions where the ability to protect contractual and other legal rights may be limited. In addition, having to pursue arbitration or litigation in some countries may be more difficult or expensive than pursuing litigation in the United States.

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

During our due diligence of an acquisition opportunity we attempt to identify legal, regulatory, financial, internal controls or accounting problems that may prevent a successful integration and may include but would not be limited to: Foreign Corrupt Practice Act (FCPA) matters, regulatory approvals or restrictions, pending litigation, deficiencies or weaknesses in internal controls, inaccuracies in financial and accounting representations of the business to be purchased, undisclosed side agreements, undisclosed liabilities, potential liabilities, commitments, contingencies, future cash outflows, identity and role of key employees, state of customer relationships, major contractual arrangements and going-concern issues. If we do not discover material adverse legal, regulatory, accounting, finance or other matters and close, it may adversely impact financial results and the ability to operate as a combined entity.

We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our services and solutions.

During the year ended December 31, 2016, 14.6% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material effect on our earnings or the value of our assets. Additionally, we may incur foreign exchange risk due to certain intercompany financing and other transactions. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

Any depreciation of local currencies in the countries in which we conduct business may result in increased costs to us for imported equipment and may, at the same time, decrease demand for our services and solutions in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in exchange rates. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency.

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

Market and industry factors may seriously harm the market price of our common stock, regardless of our actual operations and performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and us to takeover bids or lead to action by NASDAQ. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts’ expectations or prior Company estimates, including announcements of subscriber counts, rates of churn, and operating margins that would result in downward pressure on our stock price;

•	changes in the valuation of our deferred tax assets;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	seasonality or other variations in our subscriber base;

•	announcements by us or our competitors of acquisitions, new products or technologies;

•	our GX commitment;

•	disruption to our operations or those of other companies critical to our network operations;

•	market speculation or announcements by us regarding the entering into, or termination of, material transactions;

•	our ability to develop and market new and enhanced technologies, services and solutions on a timely and cost-effective basis;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	the incurrence of additional debt, dilutive issuances of our stock, short sales or hedging of, and other derivative transactions, in our common stock;

•	any significant change in our board of directors or management;

•	litigation;

•	changes in governmental regulations or approvals; and

•	perceptions of general market conditions in the technology and communications and oil and gas industries, the U.S. economy and global market conditions.

Our intellectual property rights are valuable, and any failure or inability to sufficiently protect them could harm our business and our operating results.

We own, and maintain certain intellectual property assets, including copyright and trademarks, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property assets and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. Protection of the distinctive elements of RigNet might not always be available under copyright law or trademark law, or we might not discover or determine the full extent of any unauthorized use of our copyrights and trademarks in order to protect our rights. In addition, effective trademark, patent, copyright, and trade secret protection might not be available or cost-effective in every country in which our services and solutions are distributed. With respect to maintaining our trade secrets, we have entered into confidentiality agreements with most of our employees, contractors, and many of the parties with whom we conduct business in order to limit access to and disclosure of our proprietary information. However, these agreements might be breached and our trade secrets might be compromised by outside parties or by our employees, which could cause us to lose any competitive advantage provided by maintaining our trade secrets. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced. In addition, protecting our intellectual property and other proprietary rights is expensive and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

In January 2017, we signed and announced an eight-year lease for new headquarters space, comprised of 28,808 square feet located at 15115 Park Row Blvd, Suite 300, Houston, Texas. The term of this lease runs through June 2025. We also own a custom built, approximately 26,000 square foot facility in Aberdeen, Scotland which hosts operations for both Managed Services and SI&A.

We have other offices under lease in Lafayette, Louisiana; Stavanger, Norway; Doha, Qatar and Singapore, and additional leased offices, warehouses and service centers in the United States, Brazil, Mexico, Nigeria, Malaysia, Australia, United Arab Emirates and Saudi Arabia. We believe our current facilities are adequate for our current needs and for the foreseeable future.

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

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low
Year Ended December 31, 2016
Fourth Quarter	$23.15	$14.20
Third Quarter	$15.12	$11.31
Second Quarter	$17.10	$11.15
First Quarter	$21.62	$11.69
Year Ended December 31, 2015
Fourth Quarter	$31.95	$19.33
Third Quarter	$30.64	$23.85
Second Quarter	$39.33	$29.43
First Quarter	$40.53	$26.66

There were approximately 207 holders of RigNet’s common stock on record as of February 20, 2017.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2011 (the first day our stock began trading on NASDAQ) through December 31, 2016, with the cumulative total return on the NASDAQ Composite Index, the PHLX Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oilfield equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
RigNet, Inc. (1)	$100	$122	$286	$245	$124	$138
NASDAQ	$100	$116	$160	$182	$192	$207
Oil Service Sector	$100	$102	$130	$97	$73	$85
NASDAQ Telecommunications	$100	$102	$126	$138	$127	$146
(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sale occurred.

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

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:
Revenue	$220,623	$271,260	$330,174	$220,710	$161,669

Expenses:
Cost of revenue (excluding depreciation and amortization)	129,759	163,238	188,209	118,881	81,071
Depreciation and amortization	33,556	32,471	29,462	21,049	17,534
Impairment of goodwill, intangibles, and property, plant and equipment	397	14,262	2,719	—	—
Selling and marketing	7,172	9,449	9,298	5,829	4,197
General and administrative	52,190	63,192	66,402	46,726	36,068

Total expenses	223,074	282,612	296,090	192,485	138,870

Operating income (loss)	(2,451)	(11,352)	34,084	28,225	22,799
Interest expense	(2,708)	(2,054)	(2,185)	(2,283)	(1,552)
Other expense, net	(313)	(845)	(516)	(240)	(493)

Income (loss) before income taxes	(5,472)	(14,251)	31,383	25,702	20,754
Income tax expense	(5,825)	(2,409)	(15,400)	(9,158)	(8,733)

Net income (loss)	(11,297)	(16,660)	15,983	16,544	12,021
Less: Net income attributable to:
Non-redeemable, non-controlling interest	210	314	348	208	139

Net income (loss) attributable to RigNet, Inc. stockholders	$(11,507)	$(16,974)	$15,635	$16,336	$11,882

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.65)	$(0.97)	$0.90	$1.00	$0.76

Diluted	$(0.65)	$(0.97)	$0.87	$0.93	$0.70

Weighted average shares outstanding:
Basic	17,768	17,534	17,321	16,268	15,591

Diluted	17,768	17,534	17,899	17,557	17,017

Other Non-GAAP Data:
Unlevered Free Cash Flow	$21,984	$14,217	$33,333	$25,085	$22,500
Adjusted EBITDA	$37,181	$46,907	$73,735	$56,178	$43,583

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$57,152	$60,468	$66,576	$59,822	$59,744
Restricted cash - current	139	543	1,200	509	987
Restricted cash - long-term	1,514	—	62	1,321	1,809
Total assets	230,972	258,116	299,837	238,803	215,932
Current maturities of long-term debt	8,478	8,421	8,405	8,388	9,422
Long-term debt	52,990	69,238	77,706	51,175	51,871
Long-term deferred revenue	254	359	516	621	302

Non-GAAP Financial Measures

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of the TECNOR earn-out, stock-based compensation, merger/acquisition costs, executive departure costs, restructuring charges and non-recurring items. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles and property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of the TECNOR earn-out;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles and property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of the TECNOR earn-out;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

Adjusted EBITDA and Unlevered Free Cash Flow should not be considered as alternatives to net income (loss), operating income (loss), basic or diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA and Unlevered Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA, Unlevered Free Cash Flow or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA and Unlevered Free Cash Flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Unlevered Free Cash Flow for each of the periods presented. Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA and Unlevered Free Cash Flow.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA and Unlevered Free Cash Flow:
Net income (loss)	$(11,297)	$(16,660)	$15,983	$16,544	$12,021
Interest expense	2,708	2,054	2,185	2,283	1,552
Depreciation and amortization	33,556	32,471	29,462	21,049	17,534
Impairment of goodwill, intangibles, and property, plant and equipment	397	14,262	2,719	—	—
Foreign exchange impact of intercompany financing activities	—	—	856	—	—
(Gain) loss on sales of property, plant and equipment, net of retirements	(153)	(41)	(44)	66	(131)
Stock-based compensation	3,389	3,660	4,252	2,963	2,502
Restructuring costs	1,911	7,410	—	—	—
Change in fair value of TECNOR earn-out	(1,279)	—	—	—	—
Executive departure costs	1,884	1,000	—	—	—
Acquisition costs	240	342	2,922	4,115	1,372
Income tax expense	5,825	2,409	15,400	9,158	8,733

Adjusted EBITDA (non-GAAP measure)	$37,181	$46,907	$73,735	$56,178	$43,583

Adjusted EBITDA (non-GAAP measure)	$37,181	$46,907	$73,735	$56,178	$43,583
Capital expenditures	15,197	32,690	40,402	31,093	21,083

Unlevered Free Cash Flow (non-GAAP measure)	$21,984	$14,217	$33,333	$25,085	$22,500

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

Executive Overview

We are a leading global provider of customized systems and solutions serving customers with complex data networking and operational requirements. The Company provides solutions ranging from fully-managed voice and data networks to more advanced applications that include video conferencing, crew welfare, asset and weather monitoring and real-time data services under a multi-tenant revenue model. Customers use our private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. The Company offers customers what is often the sole means of communications for their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, maritime vessels and regional support offices. As of December 31, 2016, the Company was serving approximately 900 remote sites.

Our Operations

Our Network service customers are primarily served under fixed-price, day-rate contracts, which are based on the concept of pay-per-day of use and are consistent with other service terms used in the oil and gas industry. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). Profitability increases at a site as we add customers and value-added services.

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

We previously operated our business under three reportable segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration (TSI). During the fourth quarter of 2016, we reorganized our business and reportable segments on a products and services basis. The former TSI segment was renamed the Systems Integration and Automation (SI&A) segment. The Managed Services segment consists of the remote communication services that were common between the former Eastern Hemisphere and Western Hemisphere segments as well as certain global Managed Services specific costs including our Global Network Operations Center (GNOC) and engineering costs that in prior years were included in the Corporate segment. We now operate Managed Services as one global segment. All historical segment financial data included herein has been recast to conform to the current year presentation. We now operate two reportable segments, which are managed as distinct segments by our chief operating decision-maker.

•	Managed Services. Our Managed Services segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. Our Managed Services segment primarily operates out of our United States, United Kingdom, Norway, Qatar, UAE, Singapore, Brazil and Mexico based offices for customers globally.

•	Systems Integration and Automation (SI&A). Our SI&A segment provides customized solutions for customer telecommunications systems. SI&A solutions are delivered based on the customer’s specifications, in addition to international industry standards and best practices. SI&A project elements may include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and maintenance services. Our SI&A segment primarily operates out of our Aberdeen, Houston and Monterrey offices for customers globally.

Recent Developments

On February 4, 2016, we completed our acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an aggregate purchase price of $11.4 million. Of this aggregate purchase price, at closing we paid $4.8 million of cash, paid $0.1 million in escrow and expected to pay an additional $6.5 million contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. There was a $1.3 million reduction in fair value to the TECNOR earn-out in the third quarter of 2016 recorded as a reduction of other liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value is due to a change in forecast of TECNOR’s future achievement of the post-closing performance targets. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments from mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico. The acquisition of TECNOR, including goodwill, is included in the Managed Services segment.

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

Restructuring Costs

During the year ended December 31, 2016, we incurred net pre-tax restructuring expense of $1.9 million consisting of $3.3 million associated with the reduction of 148 employees partially offset by a net $1.4 million release of previously accrued restructuring charges.

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry could continue to impact our profitability. The fundamentals of the oil and gas industry we serve have deteriorated. Oil prices declined significantly throughout 2015 and into 2016 from the recent high in mid-year 2014 due to lower-than-expected global oil demand growth and increased supply from U.S. unconventional sources and increased production from several international countries. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies have reduced their 2017 capital budgets compared to 2016, 2015 and 2014 as a result of lower oil prices.

Although management has observed a recent and sustained decline in demand and an increase in cold-stacking and scrapping of rigs, the global oil and gas industry that we serve is moving towards higher specification drilling rigs to perform contract drilling services either as a response to increased technical challenges or for the safety, reliability and efficiency typical of the newer, more capable rigs. This trend is commonly referred to as the bifurcation of the drilling fleet. Bifurcation is occurring in both the jackup and floater rig classes and is evidenced by the higher specification drilling rigs operating at generally higher overall utilization levels and day rates than the lower specification or standard drilling rigs. As the offshore drilling sector continues to construct and deliver newer, higher specification drilling units, we expect lower specification drilling units to experience reduced overall utilization and day rates leading to a significant number of rigs being either warm or cold-stacked or scrapped. Management plans to aggressively pursue opportunities to provide our services on the higher specification new build offshore rigs.

As of December 31, 2016 and 2015, we were serving the following sites listed in the table below:

	December 31,
	2016	2015
Selected Operational Data:
Offshore drilling rigs (1)	175	238
Offshore Production	280	283
Maritime	122	121
International Land	104	115
Other sites (2)	240	373

Total	921	1,130

(1)	Includes jack up, semi-submersible and drillship rigs
(2)	Includes U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs

Drilling rig owners have announced and begun to cold stack and scrap drilling rigs which generally are older and not expected to be competitive. We expect that additional announcements are likely in the near future as a result of the overall lower global demand for offshore drilling rigs and expectations that many of the scheduled new build drilling rigs will be delivered and compete for global rig activity. Since October 1, 2014, we have been notified directly by customers or through public announcements that 106 offshore drilling rigs we served will be cold-stacked or scrapped. Revenue earned in 2016 from these 106 offshore drilling rigs was $7.3 million. Revenue earned in 2015 from these 106 offshore drilling rigs was $24.5 million. Revenue earned in the recent peak year of 2014 from these 106 offshore drilling rigs was $32.4 million. As of December 31, 2016, we have stopped providing communication services on 92 of the 106 offshore drilling rigs as a result of being cold-stacked or scrapped. Revenue earned in 2016, 2015 and 2014 from these 92 offshore drilling rigs was $4.4 million, $19.0 million and $26.6 million, respectively. The Baker Hughes U.S. land rig count, a recognized source of oil and gas exploration industry data, declined approximately 79.1% to 404 units in May 2016 since its most recent peak of 1,931 in late September 2014. After declining to a low of 404 in May 2016, the Baker Hughes U.S. land rig count has increased approximately 85.9% to 751 as of February 2017. It is uncertain if rig counts will recover to 2014 levels.

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

Sales Tax Audit

We are undergoing a routine sales tax audit in a state where we have operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next twelve months. We do not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Contractual Dispute

Our SI&A business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. As of December 31, 2015 we had a $14.3 million loss representing the then total evident probable and estimable loss for the project. After the settlement, we recognized $2.3 million of gain in the first quarter of 2016. In the fourth quarter of 2016, we issued additional billings for approximately $1.0 million related to work performed in prior years under the contract. After the collection of this final billing in the fourth quarter of 2016, we received the certificate of final acceptance from the customer acknowledging completion of the project. The total loss incurred over the life of this project amounted to $11.2 million.

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

Revenue Recognition –SI&A

Revenue related to long-term SI&A contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

We review all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2016 and 2015, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to SI&A projects was $2.4 million and $6.8 million, respectively. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period.

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

Besides the SI&A contractual dispute issue discussed above, there were no other material contract penalties, claims, settlements or changes in contract estimates and no amounts were netted in revenue during the years ended 2016, 2015, and 2014.

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess the value of property, plant and equipment for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the year ended December 31, 2016. During the year ended December 31, 2015, we impaired property, plant and equipment by $1.7 million, as the carrying value exceeded fair value, as a result of declines in the U.S. land rig counts. No impairment to property, plant and equipment was recorded in the year ended December 31, 2014.

Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Intangibles

Intangibles consist of customer relationships, brand name, backlog and licenses acquired as part of our acquisitions. Intangibles also include internal-use software. Intangibles have useful lives ranging from 1.7 to 7.0 years and are amortized on a straight-line basis. We assess the value of intangibles for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment.

In June 2016, we identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections, which resulted in a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of intangibles within Kazakhstan.

In July 2015, we identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount within the North America Land reporting unit, which reports through the Managed Services reportable segment.

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

We recorded no goodwill impairments in 2016. No impairment indicators have been identified in any reporting unit as of December 31, 2016.

In 2015, as a result of the July 2015 annual impairment test, we recognized $10.9 million in impairment of goodwill, the full amount within our North America Land reporting unit, which reports through our Managed Services reportable segment. Our North America Land reporting unit was adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value. The fair value of all other reporting units substantially exceeded the carrying value plus goodwill of that reporting unit.

In 2014, we recognized $2.7 million in impairment of goodwill related to the SI&A reporting unit. Such impairment was a result of a significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the cash flow projections in our revision of internal forecasts. Specifically the SI&A segment was impacted by declining contracted backlog, which reduced the estimated fair value of our SI&A reporting unit below its carrying value.

Any future downturn in our business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Stock-Based Compensation

We have two stock-based compensation plans: the 2010 Omnibus Incentive Plan (2010 Plan) and the RigNet, Inc. 2006 Long-Term Incentive Plan (2006 Plan). All equity instruments granted under either the 2006 Plan are settled in stock. All equity instruments currently outstanding under the 2010 Plan will be settled in stock, however future awards granted subsequent to December 31, 2016 may be settled in stock or cash and may be classified as equity or liability instruments, as determined by the type of award granted.

Our policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period for the entire award. Expense for stock-based compensation related to equity awards is recorded using the calculated fair value of options on the grant date of the awards.

The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model, which requires judgement in using certain assumptions as of the date of grant:

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

Stock-based compensation expense is based on awards ultimately expected to vest. We do not issue fractional shares nor pay cash in lieu of fractional shares.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In 2016, the Company adjusted deferred tax assets and liabilities because of legislation in Norway and the UK, which will decrease corporate income tax rates by 1.0% in each country in 2017.

New Accounting Pronouncements

No standard implemented during 2016 or 2015 had a material effect on our financial position, cash flow or results of operations. See our audited consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014
	(in thousands, except percentages)
Revenue	$220,623	$271,260	$330,174	(18.7)%	(17.8)%

Expenses:
Cost of revenue (excluding depreciation and amortization)	129,759	163,238	188,209	(20.5)%	(13.3)%
Depreciation and amortization	33,556	32,471	29,462	3.3%	10.2%
Impairment of goodwill, intangibles, and property, plant and equipment	397	14,262	2,719	(97.2)%	424.5%
Selling and marketing	7,172	9,449	9,298	(24.1)%	1.6%
General and administrative	52,190	63,192	66,402	(17.4)%	(4.8)%

Total expenses	223,074	282,612	296,090	(21.1)%	(4.6)%

Operating income (loss)	(2,451)	(11,352)	34,084	(78.4)%	(133.3)%
Other expense, net	(3,021)	(2,899)	(2,701)	4.2%	7.3%

Income (loss) before income taxes	(5,472)	(14,251)	31,383	(61.6)%	(145.4)%
Income tax expense	(5,825)	(2,409)	(15,400)	141.8%	(84.4)%

Net income (loss)	(11,297)	(16,660)	15,983	(32.2)%	(204.2)%
Less: Net income attributable to non-controlling interests	210	314	348	(33.1)%	(9.8)%

Net income (loss) attributable to RigNet, Inc. stockholders	$(11,507)	$(16,974)	$15,635	(32.2)%	(208.6)%

Other Non-GAAP Data:
Unlevered Free Cash Flow	$21,984	$14,217	$33,333	54.6%	(57.3)%
Adjusted EBITDA	$37,181	$46,907	$73,735	(20.7)%	(36.4)%

Our business operations are managed through two reportable segments: Managed Services and SI&A. The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2015 to 2016	2014 to 2015
	2016	2015	2014
	(in thousands, except percentages)
Managed Services:
Revenue	$199,033	$249,721	$276,891	(20.3)%	(9.8)%
Cost of revenue (excluding depreciation and amortization)	114,749	132,476	145,565	(13.4)%	(9.0)%
Depreciation and amortization	26,581	26,967	24,510	(1.4)%	10.0%
Impairment of goodwill, intangibles, property, plant and equipment	—	14,262	—	*	*
Selling, general and administrative	28,690	36,055	38,490	(20.4)%	(6.3)%

Managed Services operating income	$29,013	$39,961	$68,326	(27.4)%	(41.5)%

Systems Integration and Automation (SI&A):
Revenue	$21,590	$21,539	$53,283	0.2%	(59.6)%
Cost of revenue (excluding depreciation and amortization)	15,010	30,762	42,644	(51.2)%	(27.9)%
Depreciation and amortization	2,712	3,104	3,806	(12.6)%	(18.4)%
Impairment of goodwill	—	—	2,719	*	*
Selling, general and administrative	2,665	4,120	3,829	(35.3)%	7.6%

Systems Integration and Automation operating income (loss)	$1,203	$(16,447)	$285	(107.3)%	(5,870.9)%

NOTE: Consolidated balances include the two segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2016 and 2015

Revenue. Revenue decreased by $50.6 million, or 18.7%, to $220.6 million for the year ended December 31, 2016 from $271.3 million for the year ended December 31, 2015. The Managed Services segment decreased $50.7 million, or 20.3%, which was primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 63 offshore drilling sites served during the year was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Managed Services segment was also adversely impacted by decreased U.S. land activity partially offset by $8.3 million of revenue from the acquisition of TECNOR. The Managed Services decrease was amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets. SI&A segment revenue increased $0.1 million, or 0.2%, due to the timing of SI&A projects and prior year contractual dispute.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for SI&A projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from satellites. Direct service labor consists of field technicians, our Network Operations Center employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Cost of revenue (excluding depreciation and amortization) decreased by $33.5 million, or 20.5%, to $129.8 million for the year ended December 31, 2016 from $163.2 million for the year ended December 31, 2015. Cost of revenue (excluding depreciation and amortization) decreased in both segments due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Depreciation and Amortization. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Depreciation and amortization expenses increased by $1.1 million, or 3.3%, to $33.6 million for the year ended December 31, 2016 from $32.5 million for the year ended December 31, 2015. This increase is primarily attributable to accelerated depreciation on tenant improvements in space abandoned as part of our corporate office lease restructuring coupled with additions to property, plant and equipment and intangibles from the acquisition of TECNOR and capital expenditures.

Impairment of goodwill, intangibles, and property, plant and equipment. We recognized $0.4 million in impairment for the year ended December 31, 2016. In June 2016, we identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections, which resulted in a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of intangibles within Kazakhstan.

We recognized $14.3 million in impairment for the year ended December 31, 2015. As a result of the July 2015 annual impairment test, we recognized $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles, the full amounts reported within our North America Land reporting unit, which reports through our Managed Services reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value. Additionally, in December 2015, we assessed that the fair value of property, plant and equipment was impaired by $1.7 million, as the carrying value exceeded fair value, as a result of further declines in the U.S. land rig counts since July 2015.

Selling and Marketing. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. Selling and marketing expenses were $7.2 million and $9.4 million for the years ended December 31, 2016 and 2015, respectively. The decrease is due to cost reduction plans.

General and Administrative. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions. General and administrative expenses decreased by $11.0 million, or 17.4%, to $52.2 million for the year ended December 31, 2016 from $63.2 million for the year ended December 31, 2015. General and administrative costs decreased in both segments in 2016 due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Income Tax Expense. Our effective income tax rate was (106.5)% and (16.9)% for the years ended December 31, 2016 and 2015, respectively. Our effective tax rates are affected by factors including changes in the valuation allowance related to operating in loss jurisdictions for which a benefit cannot be claimed, fluctuations in income across international jurisdictions with varying tax rates, and changes in income tax reserves. See Note 13 — “Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2015 and 2014

Revenue. Revenue decreased by $58.9 million, or 17.8%, to $271.3 million for the year ended December 31, 2015 from $330.2 million for the year ended December 31, 2014. This decrease was driven by lower revenues in both reportable segments. SI&A segment revenue decreased $31.7 million, or 59.6%, due to a $17.6 million decrease in revenue from the SI&A project that was under contractual dispute coupled with decreased demand for our SI&A service. The Managed Services segment decreased $27.2 million, or 9.8%. The decreased revenue in the Managed Services segment is primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease in sites served is primarily due to 43 offshore drilling rigs we served last year being cold-stacked or scrapped partially offset by new sales wins. Additionally, the Managed Services segment revenue decreased due to decreased U.S. land sites served. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for SI&A projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from satellites. Direct service labor consists of field technicians, our Network Operations Center employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our network operations center, which is maintained 24 hours a day, seven days a week. Cost of revenue decreased by $25.0 million, or 13.3%, to $163.2 million for the year ended December 31, 2015 from $188.2 million for the year ended December 31, 2014. Cost of revenue (excluding depreciation and amortization) decreased in all segments primarily due to declining SI&A segment costs associated with decreased demand for SI&A services, and cost savings associated with the cost savings plans coupled with decreased costs from separate cost savings initiatives focused on reducing third-party spend.

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

Impairment of goodwill, intangibles, and property, plant and equipment. We recognized $14.3 million in impairment for the year ended December 31, 2015. As a result of the July 2015 annual impairment test, we recognized $10.9 million in impairment of goodwill and $1.7 million in impairment of intangibles, the full amounts reported within our North America Land reporting unit, which reports through our Managed Services reportable segment. Our North America Land reporting unit has been adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline has resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value. Additionally, in December 2015, we assessed that the fair value of property, plant and equipment was impaired by $1.7 million, as the carrying value exceeded fair value, as a result of further declines in the U.S. land rig counts since July 2015.

During the year ended December 31, 2014, a $2.7 million impairment of goodwill was reported in our SI&A reporting unit resulting from declining contracted backlog that reduced the estimated fair value of our SI&A reporting unit below its carrying value.

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

Income Tax Expense. Our effective income tax rate was (16.9)% and 49.1% for the years ended December 31, 2015 and 2014, respectively. Our effective tax rates are affected by factors including changes in the valuation allowance related to operating in loss jurisdictions for which a benefit cannot be claimed, fluctuations in income across international jurisdictions with varying tax rates, and changes in income tax reserves. See Note 13 — “Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Liquidity and Capital Resources

At December 31, 2016, we had working capital, including cash, of $83.9 million.

Over the past three years, annual capital expenditures have ranged from $13.6 million to $40.2 million due to sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment in, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise, or to pay down outstanding debt.

Cash in foreign subsidiaries that is available for repatriation to our domestic parent, after settlement of intercompany payables and notes, is $10.0 million at December 31, 2016. If the entire $10.0 million were repatriated, we would be liable for an additional $2.1 million of taxes. A federal deferred tax liability of $2.1 million has already been recognized as of December 31, 2016 for those earnings that are not considered permanently reinvested.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$60,468	$66,576	$59,822
Net cash provided by operating activities	39,174	37,034	43,763
Net cash used in investing activities	(19,398)	(33,325)	(65,334)
Net cash provided by (used in) financing activities	(15,352)	(7,247)	30,536
Changes in foreign currency translation	(7,740)	(2,570)	(2,211)

Cash and cash equivalents, December 31,	$57,152	$60,468	$66,576

Currently, the Australian dollar, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2016, 2015 and 2014, 85.4%, 84.6% and 78.7% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $39.2 million for the year ended December 31, 2016 compared to $37.0 million for the year ended December 31, 2015. The increase in cash provided by operating activities during 2016 of $2.1 million was primarily due to the timing of collection of our accounts receivable and paying our accounts payable coupled with a lower operating loss in 2016.

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

Investing Activities

Net cash used in investing activities was $19.4 million, $33.3 million and $65.3 million in the years ended December 31, 2016, 2015 and 2014, respectively. Of these amounts $13.6 million, $34.3 million, and $40.2 million, respectively, were for capital expenditures, a decrease of $20.6 million and $5.9 million for the years ended December 31, 2016 and 2015, respectively, compared to each of the respective prior periods. We expect our 2017 capital expenditures will be lower than previous years due to continued low oil and gas drilling activity.

Net Cash used in investing activities during the year ended December 31, 2016 included $4.8 million paid in connection with the acquisition of TECNOR.

For the year ended December 31, 2014, net cash used in investing activities also included cash used for the acquisition of Inmarsat’s Enterprise Energy business unit, totaling $26.1 million.

Financing Activities

Net cash used in financing activities was $15.4 million and $7.2 million in the years ended December 31, 2016 and 2015, respectively. Net cash provided by financing activities was $30.5 million in the year ended December 31, 2014.

Cash used in financing activities for the year ended December 31, 2016 includes $16.6 million in principal payments on our long-term debt consisting of $8.6 million of principal payments on the Term Loan and $8.0 million on the revolving credit facility. This was partially offset by $1.7 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $75.0 million revolving credit facility (RCF), which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the years ended December 31, 2016 and 2015 was 2.5% and 2.0%, respectively, with an interest rate of 2.8% at December 31, 2016. The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2016, the outstanding principal amount of the Term Loan was $34.3 million.

The RCF matures in October 2018 with any outstanding borrowings then payable. Borrowings under the RCF carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of December 31, 2016, $27.0 million in draws on the facility remain outstanding. The weighted average interest rate for the years ended December 31, 2016 and 2015 was 2.5% and 2.0%, respectively, with an interest rate of 2.8% at December 31, 2016.

In February 2016, we amended our credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

In December 2016, we amended our credit agreement with the most significant changes being voluntarily reducing the revolving credit facility from $125 million to $75 million, changing the definition of Consolidated EBITDA and certain definitions contained in the credit agreement.

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Consolidated EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2016, we had contractual obligations and commercial commitments as follows:

	Total	2017	2018 - 2019	2020 - 2021	2022 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$34,053	$8,399	$25,654	$—	$—
Revolving loan	27,000	—	27,000	—	—
Capital leases	415	79	336	—	—
Interest (1)	2,329	1,592	737	—	—
Operating leases	5,520	3,384	1,823	313	—
Tecnor Earnout	6,360	—	6,360	—	—
Commercial Commitments:
Satellite and network services	84,106	24,133	29,591	30,382	—

	$159,783	$37,587	$91,501	$30,695	$—

(1)	Computed on the expected outstanding principal balance through the term of the Credit Agreement, at the interest rate in effect at December 31, 2016.

As of December 31, 2016, the Company’s other noncurrent liabilities in the Consolidated Balance Sheet consist primarily of deferred tax liabilities ($0.3 million), gross unrecognized tax benefits ($21.8 million) and the related gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

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

We incurred legal expenses of $0.1 million in connection with the investigation for the years ended December 31, 2016 and 2015.

In the third quarter of 2016, we received a letter from BIS notifying the Company that it had concluded its investigation. BIS assessed no fines or penalties on us in connection with the matter. We do not anticipate any additional penalties or fines will be assessed as a result of the matter. As such, we have released the previously accrued estimated liability of $0.8 million resulting in a decrease of general and administrative expense for the year ended December 31, 2016 in the Managed Services segment.

Non-GAAP Measures

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA and Unlevered Free Cash Flow.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$(11,297)	$(16,660)	$15,983
Interest expense	2,708	2,054	2,185
Depreciation and amortization	33,556	32,471	29,462
Impairment of goodwill, intangibles, and property, plant and equipment	397	14,262	2,719
Foreign exchange impact of intercompany financing activities	—	—	856
Gain on sales of property, plant and equipment, net of retirements	(153)	(41)	(44)
Stock-based compensation	3,389	3,660	4,252
Restructuring	1,911	7,410	—
Change in fair value of TECNOR earn-out	(1,279)	—	—
Executive departure costs	1,884	1,000	—
Acquisition costs	240	342	2,922
Income tax expense	5,825	2,409	15,400

Adjusted EBITDA (non-GAAP measure)	$37,181	$46,907	$73,735

Adjusted EBITDA (non-GAAP measure)	$37,181	$46,907	$73,735
Capital expenditures	15,197	32,690	40,402

Unlevered Free Cash Flow (non-GAAP measure)	$21,984	$14,217	$33,333

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

During the year ended December 31, 2016, Adjusted EBITDA decreased by $9.7 million, or 20.7%, from $46.9 million in 2015 to $37.2 million in 2016. The decreases resulted primarily from lower revenue partially offset by cost containment actions.

During the year ended December 31, 2015, Adjusted EBITDA decreased by $26.8 million, or 36.4%, from $73.7 million in 2014 to $46.9 million in 2015. The decrease resulted from decreased revenue coupled with the SI&A contractual dispute partially offset by cost savings from the cost reduction plans and separate cost savings initiatives focused on reducing third-party spend.

Unlevered Free Cash Flow was $22.0 million for the year ended December 31, 2016, an increase of $7.8 million, or 54.6%, over the prior year. The increase in Unlevered Free Cash Flow was due to a decline in capital expenditures partially offset by decreased Adjusted EBITDA.

Unlevered Free Cash Flow was $14.2 million for the year ended December 31, 2015, a decrease of $19.1 million, or 57.3%, over the prior year. The 2015 decrease in Unlevered Free Cash Flow was due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures during the year ended December 31, 2015, as we executed on an increased capital discipline initiative.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We do not currently use foreign currency forward contracts to hedge our exposure on firm commitments denominated in foreign currencies, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2016 and 2015, 14.6% and 15.4%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2016 and 2015, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We do not currently use financial instruments to hedge these interest risk exposures, but evaluate this on a continual basis and may put financial instruments in place in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net income attributable to us and our total stockholders’ equity based on our outstanding long-term debt on December 31, 2016 and 2015, assuming those liabilities were outstanding for the entire year.

	December 31,
	2016	2015
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$615	$777
2% Decrease/increase in rate	$1,229	$1,553
3% Decrease/increase in rate	$1,844	$2,330

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Except as discussed below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management report called for by Item 308(a) of Regulation S-K is provided below.

ERP Implementation

During the year ended December 31, 2016, we completed the implementation of an ERP system, SAP (B1), concluding a multi-year plan to integrate and upgrade our systems and processes.

As the phased implementation of this system is now complete, we have experienced certain changes to our processes and procedures which, in turn, resulted in changes to our internal control over financial reporting. While SAP (B1) has strengthened our internal financial controls by automating certain manual processes and standardizing business processes and reporting across our organization, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve. For a discussion of risks related to the implementation of new systems, see “Part I, Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

As of December 31, 2016, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) acquired by the Company in February 2016. TECNOR represents 10% and 8% of net and total assets, respectively, 4% of revenues and 3% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Management determined that the internal controls of TECNOR would be excluded from the internal control assessment as of December 31, 2016, due to the timing of the closing of the acquisition in February 2016 and as permitted by the rules and regulations of the Securities and Exchange Commission.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2016 which is included in Item 8. Financial Statements and Supplementary Data.

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

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees,” “Our Executive Officers” and “Corporate Governance” in the 2017 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 Proxy Statement to be filed with the SEC.

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

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to “Corporate Governance” and “Executive Compensation” in the 2017 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” and “Director Independence” in the 2017 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2017 Proxy Statement to be filed with the SEC.

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

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	March 6, 2017
Steven E. Pickett
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. PICKETT Steven E. Pickett	Chief Executive Officer and President (Principal Executive Officer)	March 6, 2017

/s/ CHARLES E. SCHNEIDER Charles E. Schneider	Senior Vice President and Chief Financial Officer (Principal Financial & Accounting Officer)	March 6, 2017

/s/ JAMES H. BROWNING James H. Browning	Chairman of the Board	March 6, 2017

/s/ MATTIA CAPRIOLI Mattia Caprioli	Director	March 6, 2017

/s/ CHARLES L. DAVIS IV Charles L. Davis IV	Director	March 6, 2017

/s/ DITLEF DE VIBE Ditlef de Vibe	Director	March 6, 2017

/s/ KEVIN MULLOY Kevin Mulloy	Director	March 6, 2017

/s/ KEVIN J. O’HARA Kevin J. O’Hara	Director	March 6, 2017

/s/ KEITH OLSEN Keith Olsen	Director	March 6, 2017

/s/ BRENT K. WHITTINGTON Brent K. Whittington	Director	March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), cash flows, and equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of RigNet, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of RigNet, Inc.

Houston, Texas

We have audited the internal control over financial reporting of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Orgtec S.A.P.I. de C.V., d.b.a TECNOR (“Tecnor”), which was acquired on February 4, 2016 and whose financial statements constitute 10% and 8% of net and total assets, respectively, 4% of revenues, and 3% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Tecnor. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 6, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 6, 2017

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$57,152	$60,468
Restricted cash	139	543
Accounts receivable, net	48,672	62,105
Costs and estimated earnings in excess of billings on uncompleted contracts	2,382	6,757
Prepaid expenses and other current assets	10,379	7,142

Total current assets	118,724	137,015
Property, plant and equipment, net	59,757	72,547
Restricted cash	1,514	—
Goodwill	21,998	18,058
Intangibles, net	16,028	18,974
Deferred tax and other assets	12,951	11,522

TOTAL ASSETS	$230,972	$258,116

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,057	$6,849
Accrued expenses	12,835	19,946
Current maturities of long-term debt	8,478	8,421
Income taxes payable	877	3,091
Deferred revenue	3,625	4,670

Total current liabilities	34,872	42,977
Long-term debt	52,990	69,238
Deferred revenue	254	359
Deferred tax liability	256	220
Other liabilities	30,022	22,009

Total liabilities	118,394	134,803

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2016 and 2015	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 17,932,598 and 17,757,945 shares issued and outstanding at December 31, 2016 and 2015, respectively	18	18
Additional paid-in capital	147,906	143,012
Accumulated deficit	(17,550)	(6,043)
Accumulated other comprehensive loss	(17,971)	(13,836)

Total stockholders’ equity	112,403	123,151
Non-redeemable, non-controlling interest	175	162

Total equity	112,578	123,313

TOTAL LIABILITIES AND EQUITY	$230,972	$258,116

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenue	$220,623	$271,260	$330,174

Expenses:
Cost of revenue (excluding depreciation and amortization)	129,759	163,238	188,209
Depreciation and amortization	33,556	32,471	29,462
Impairment of goodwill, intangibles, and property, plant and equipment	397	14,262	2,719
Selling and marketing	7,172	9,449	9,298
General and administrative	52,190	63,192	66,402

Total expenses	223,074	282,612	296,090

Operating income (loss)	(2,451)	(11,352)	34,084
Other expense:
Interest expense	(2,708)	(2,054)	(2,185)
Other expense, net	(313)	(845)	(516)

Income (loss) before income taxes	(5,472)	(14,251)	31,383
Income tax expense	(5,825)	(2,409)	(15,400)

Net income (loss)	(11,297)	(16,660)	15,983
Less: Net income attributable to:
Non-redeemable, non-controlling interest	210	314	348

Net income (loss) attributable to RigNet, Inc. stockholders	$(11,507)	$(16,974)	$15,635

COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(11,297)	$(16,660)	$15,983
Foreign currency translation	(4,135)	(7,154)	(7,117)

Comprehensive income (loss)	(15,432)	(23,814)	8,866
Less: Comprehensive income attributable to non-controlling interest	210	314	348

Comprehensive income (loss) attributable to RigNet, Inc. stockholders	$(15,642)	$(24,128)	$8,518

INCOME (LOSS) PER SHARE - BASIC AND DILUTED
Net income (loss) attributable to RigNet, Inc. common stockholders	$(11,507)	$(16,974)	$15,635

Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.65)	$(0.97)	$0.90

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.65)	$(0.97)	$0.87

Weighted average shares outstanding, basic	17,768	17,534	17,321

Weighted average shares outstanding, diluted	17,768	17,534	17,899

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$(11,297)	$(16,660)	$15,983
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	33,556	32,471	29,462
Impairment of goodwill and intangibles	397	12,592	2,719
Stock-based compensation	3,389	3,660	4,252
Amortization of deferred financing costs	135	171	197
Deferred taxes	(1,830)	(1,995)	(2,664)
Change in fair value of contingent consideration and accretion of discount for acquisition of Tecnor	(781)	—	—
Impairment of property, plant and equipment	—	1,670	—
Gain on sales of property, plant and equipment, net of retirements	(153)	(41)	(44)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	18,347	10,868	(15,054)
Costs and estimated earnings in excess of billings on uncompleted contracts	4,378	3,803	6,631
Prepaid expenses and other assets	392	(769)	(4,908)
Accounts payable	129	(4,916)	(7,643)
Accrued expenses	(8,579)	(1,404)	11,260
Deferred revenue	(1,150)	(82)	(1,549)
Other liabilities	2,241	(2,334)	5,121

Net cash provided by operating activities	39,174	37,034	43,763

Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,841)	—	(26,483)
Capital expenditures	(13,641)	(34,262)	(40,173)
Proceeds from sales of property, plant and equipment	194	280	754
(Increase) decrease in restricted cash	(1,110)	657	568

Net cash used in investing activities	(19,398)	(33,325)	(65,334)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,680	1,055	1,585
Subsidiary distributions to non-controlling interest	(197)	(314)	(294)
Proceeds from borrowings	—	—	35,000
Repayments of long-term debt	(16,560)	(8,623)	(8,649)
Payments of financing fees	(100)	—	—
Excess tax benefits from stock-based compensation	(175)	635	2,894

Net cash provided by (used in) financing activities	(15,352)	(7,247)	30,536

Net change in cash and cash equivalents	4,424	(3,538)	8,965

Cash and cash equivalents:
Balance, January 1,	60,468	66,576	59,822
Changes in foreign currency translation	(7,740)	(2,570)	(2,211)

Balance, December 31,	$57,152	$60,468	$66,576

Supplemental disclosures:
Income taxes paid	$5,337	$9,766	$10,596
Interest paid - other	$2,032	$1,862	$2,004
Property, plant and equipment acquired under capital leases	$335	$—	$—
Non-cash investing - capital expenditures accrued	$2,046	$824	$2,396
Non-cash investing - contingent earn-out liability for Tecnor acquisition	$5,673	$—	$—
Liabilities assumed - Tecnor and Inmarsat’s Enterprise Energy business unit acquisitions	$2,408	$—	$10,969

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount
	(in thousands)
Balance, January 1, 2014	17,237	17	128,932	(4,704)	435	$124,680	$108	$124,788
Issuance of common stock upon the exercise of stock options and warrants	334	1	1,584	—	—	1,585	—	1,585
Issuance of restricted common stock, net of share cancellations	59	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,252	—	—	4,252	—	4,252
Excess tax benefits from stock-based compensation	—	—	2,894	—	—	2,894	—	2,894
Foreign currency translation	—	—	—	—	(7,117)	(7,117)	—	(7,117)
Non-controlling owner distributions	—	—	—	—	—	—	(294)	(294)
Net income	—	—	—	15,635	—	15,635	348	15,983

Balance, December 31, 2014	17,630	18	137,662	10,931	(6,682)	141,929	162	142,091
Issuance of common stock upon the exercise of stock options	79	—	1,055	—	—	1,055	—	1,055
Issuance of restricted common stock, net of share cancellations	49	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,660	—	—	3,660	—	3,660
Excess tax benefits from stock-based compensation	—	—	635	—	—	635	—	635
Foreign currency translation	—	—	—	—	(7,154)	(7,154)	—	(7,154)
Non-controlling owner distributions	—	—	—	—	—	—	(314)	(314)
Net income (loss)	—	—	—	(16,974)	—	(16,974)	314	(16,660)

Balance, December 31, 2015	17,758	$18	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313

Issuance of common stock upon the exercise of stock options	223	—	1,680	—	—	1,680	—	1,680
Restricted common stock cancellations	(48)	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,389	—	—	3,389	—	3,389
Excess tax benefits from stock-based compensation	—	—	(175)	—	—	(175)	—	(175)
Foreign currency translation	—	—	—	—	(4,135)	(4,135)	—	(4,135)
Non-controlling owner distributions	—	—	—	—	—	—	(197)	(197)
Net income (loss)	—	—	—	(11,507)	—	(11,507)	210	(11,297)

Balance, December 31, 2016	17,933	$18	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Summary of Significant Accounting Policies

Nature of Business

RigNet, Inc. (the Company or RigNet) is a leading global provider of customized systems and solutions serving customers with complex data networking and operational requirements. The Company provides solutions ranging from fully-managed voice and data networks to more advanced applications that include video conferencing, crew welfare, asset and weather monitoring and real-time data services under a multi-tenant model. RigNet’s customers use a private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. RigNet offers clients what is often the sole means of communications for their remote operations, including offshore and land-based drilling rigs, offshore and onshore production facilities, maritime vessels and regional support offices in approximately 50 countries. The Company’s corporate offices are located in Houston, Texas.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2016, 2015 and 2014, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Cash

As of December 31, 2016, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. As of December 31, 2015, the Company had restricted cash of $0.5 million in current assets. The restricted cash in long-term assets is primarily used to collateralize a performance bond in the Managed Services segment. The restricted cash in current assets as of December 31, 2016 is an escrowed portion of the purchase price for the acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR). The restricted cash in current assets as of December 31, 2015 was primarily being used to collateralize outstanding performance bonds, related to Nessco Group Holdings Ltd. (Nessco)’s SI&A projects which were in effect prior to RigNet acquiring Nessco (see Note 6 – “Long-Term Debt”).

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other, (iii) building and (iv) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses the value of property, plant and equipment for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the year ended December 31, 2016. During the year ended December 31, 2015, the Company impaired property, plant and equipment by $1.7 million, as the carrying value exceeded fair value, as a result of declines in the U.S. land rig counts. No impairment to property, plant and equipment was recorded in the year ended December 31, 2014.

Maintenance and repair costs are charged to expense when incurred.

Intangibles

Intangibles consist of customer relationships, brand name, backlog and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 7.0 years and are amortized on a straight-line basis. The Company assesses the value of intangibles for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment.

In June 2016, the Company identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections, which resulted in a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of the Company’s intangibles within Kazakhstan.

In July 2015, the Company identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. In July 2015, the Company conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount within the North America Land reporting unit, which reports through the Managed Services reportable segment.

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

The Company performs its annual impairment test on July 31, with the most recent annual test being performed as of July 31, 2016. The July 31, 2016 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified in any reporting unit as of December 31, 2016.

As a result of the July 2015 annual impairment test, the Company recognized $10.9 million of impairment of goodwill, the full amount within the North America Land reporting unit, which reports through the Managed Services reportable segment. The North America Land reporting unit was adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline resulted in reduced internal cash flow projections causing the estimated fair value of the North America Land reporting unit to be below its carrying value. The fair value of all other reporting units substantially exceeded the carrying value plus goodwill of that reporting unit.

The July 31, 2014 test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. During December 2014, the Company identified a triggering event associated with the significant decline in oil prices and global oil and gas activity for which an impairment test was performed as of December 31, 2014. This circumstance resulted in a reduction in the Company’s cash flow projections during the revision of internal forecasts. Specifically the SI&A segment was impacted by declining contracted backlog, which reduced the estimated fair value of the SI&A reporting unit below its carrying value. The Company recognized a $2.7 million impairment of goodwill within the SI&A reporting unit as a result of such test.

As of December 31, 2016 and 2015, goodwill was $22.0 million and $18.1 million, respectively. In addition to the impact of acquisitions and impairments, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

Revenue Recognition –SI&A

Revenues related to long-term, fixed-price SI&A contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

The Company reviews all material contracts on a monthly basis and revises the estimates as appropriate for developments such as, providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. The Company had $14.3 million of anticipated loss recognized in the year ended December 31, 2015 for the contract that was under contractual dispute (see Note 9—“Commitments and Contingencies”). Revenue recognized in excess of amounts billed is classified as a current asset under costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2016 and 2015, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to SI&A projects was $2.4 million and $6.8 million, respectively. Amounts billed to customers in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period.

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

Besides the SI&A contractual dispute issue discussed in Note 9, there were no other material contract penalties, claims, settlements or changes in contract estimates and no amounts were netted in revenue during the years ended 2016, 2015, and 2014.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-Based Compensation

The Company recognizes expense for stock-based compensation based on the fair value of options and restricted stock on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility of the Company’s stock and dividend yield of the option. Fair value of restricted stock and Restricted Stock Units on the grant date is equal to the market price of RigNet’s common stock on the date of grant. The Company’s policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

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

Changes in tax laws and rates may affect recorded deferred tax assets and liabilities and our effective tax rate in the future. In 2016, the Company adjusted deferred tax assets and liabilities because of legislation in Norway and the UK, which will decrease corporate income tax rates by 1.0% in each country in 2017.

Foreign Currency Translation

The U.S. dollar serves as the currency of measurement and reporting for the Company’s consolidated financial statements. The Company has certain subsidiaries with functional currencies of Norwegian kroner, British pound sterling, or Brazilian real. The functional currency of all the Company’s other subsidiaries is the U.S. dollar.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. These ASUs allow for the use of either the full or modified retrospective transition method and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03 (ASU 2015-03), Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (Topic 835), which requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15 (ASU 2015-15), in which the SEC staff clarified its position on presenting and measuring debt issuance costs in connection with a line of credit arrangement. The SEC staff would not object to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. ASU 2015-03 is effective for annual and interim periods for fiscal years beginning after December 15, 2015. The Company adopted ASU 2015-03 as of January 1, 2016. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16 (ASU (2015-16), Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This new standard specifies that an acquirer should recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, eliminating the current requirement to retrospectively account for these adjustments. Additionally, the full effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts should be recognized in the same period as the adjustments to the provisional amounts. The Company adopted this ASU as of January 1, 2016. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (ASU 2015-17), Income Taxes (Topic 740), to simplify the presentation of deferred income taxes. During the fourth quarter of 2015, the Company elected to prospectively adopt this standard, thus reclassifying $0.7 million of current deferred tax assets to noncurrent (netted with current and noncurrent liabilities) on the accompanying consolidated balance sheet. The prior reporting period was not retrospectively adjusted. The adoption of this guidance had no impact on the Company’s Consolidated Statements of Comprehensive Income (Loss).

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09 (ASU 2016-09), Share Based Compensation. The new ASU simplifies several aspects of share based compensation including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for reporting periods beginning after December 15, 2016. The Company adopted ASU 2016-09 in the second quarter of 2016 and has applied the guidance as of January 1, 2016. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new ASU reduces diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics, including the treatment of contingent consideration

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

payments made after a business combination. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18), which includes restricted cash in the cash and cash equivalents balance in the statement of cash flows. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

Note 2—Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6—“Long-Term Debt”). The Company does not currently use financial instruments to hedge these interest risk exposures, but evaluates this on a continual basis and may put financial instruments in place in the future if deemed necessary by management.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Accounts receivable	$52,996	$66,077	$78,201

Allowance for doubtful accounts, January 1,	(3,972)	(3,576)	(1,847)
Current year provision for doubtful accounts	(1,095)	(912)	(1,819)
Write-offs	743	516	90

Allowance for doubtful accounts, December 31,	(4,324)	(3,972)	(3,576)

Accounts receivable, net	$48,672	$62,105	$74,625

Although during 2016, 2015 and 2014 no single customer comprised greater than 10% of revenue, the top 5 customers generated 28.6%, 21.3% and 22.9% of the Company’s 2016, 2015 and 2014 revenue, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2016, 2015 or 2014. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6—“Long-Term Debt”).

Note 3—Business Combinations

Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR)

On February 4, 2016, RigNet completed its acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an aggregate purchase price of $11.4 million. Of this aggregate purchase price, at closing RigNet paid $4.8 million in cash, paid $0.1 million in escrow and expected to pay an additional $6.5 million contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments including mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

The assets and liabilities of TECNOR have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Income (Loss) in each reporting period. As of December 31, 2016, the fair value of the earn-out was $5.7 million, and is reported in other liabilities in the consolidated balance sheets. There was a $1.3 million reduction in fair value to the TECNOR earn-out in the third quarter of 2016 recorded as a reduction of other liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a change in forecast of TECNOR’s future achievement of the post-closing performance targets in the third quarter of 2016. Additionally, during the year ended December 31, 2016, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.5 million with corresponding increases to other liabilities. The earn-out is payable in 2018.

The goodwill of $6.5 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and TECNOR, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of TECNOR, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Managed Services segment.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$2,672
Other assets			1,280
Property and equipment			809
Backlog	2	366
Customer Relationships	7	2,210

Total identifiable intangible assets			2,576
Goodwill			6,465
Accounts Payable			(1,914)
Accrued Expenses			(494)

Total purchase price			$11,394 (a)

(a)	Includes $0.1 million of escrow and a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition.

For the year ended December 31, 2016 and 2015, RigNet incurred $0.2 million and $0.3 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net loss included in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2016 are presented in the following table. These amounts represent actual amounts commencing immediately after the acquisition, February 4, 2016, through the year ended December 31, 2016 (in thousands):

Year Ended December 31,
2016
Revenue	8,299
Net loss	(287)

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2015. Pro forma adjustments include:

•	Adjust interest expense to remove interest on debt instrument previously held by TECNOR

•	Remove nonrecurring transaction costs incurred in 2015 prior to acquisition

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2016	2015
	(in thousands)
Revenue	$221,658	$285,329
Expenses	232,752	299,879

Net loss	$(11,094)	$(14,550)

Net loss attributable to RigNet, Inc. common stockholders	$(11,304)	$(14,864)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.64)	$(0.85)

Diluted	$(0.64)	$(0.85)

Inmarsat’s Enterprise Energy Business Unit

On January 31, 2014, RigNet closed the acquisition of Inmarsat Plc’s Enterprise Energy business unit for an aggregate purchase price of $26.1 million, including $12.9 million of working capital. Of this aggregate purchase price, RigNet paid $23.3 million to Inmarsat on January 31, 2014 and an additional $2.8 million on July 31, 2014. Under the terms of the deal, Inmarsat sold to RigNet substantially all of its energy broadband assets, which include: microwave and WiMAX networks in the U.S. Gulf of Mexico and the North Sea serving drilling contractors, producers and energy vessel owners; Very Small Aperture Terminal (VSAT) interests in the United Kingdom, U.S. and Canada; an M2M SCADA VSAT network in the continental U.S. serving the pipeline industry; a SI&A business operating worldwide; and a global L-band MSS retail energy business.

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

RigNet financed the transaction with borrowings under its credit facility (see Note 6—Long-Term Debt), and existing cash on hand.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

For the year ended December 31, 2014, RigNet spent $2.9 million on acquisition-related costs, which are reported as general and administrative expense in the Consolidated Statements of Comprehensive Income (Loss).

Actual and Pro Forma Impact of the Inmarsat’s Enterprise Energy Business Unit Acquisition

Inmarsat’s Enterprise Energy business unit revenue and net income included in the Consolidated Statements of Comprehensive Income (Loss) for the year ended December 31, 2014 are presented in the following table. These amounts represent operations commencing immediately after the acquisition, February 1, 2014, through the year ended December 31, 2014 (in thousands):

Year Ended December 31, 2014
Revenue	$80,159
Net Income	$4,204

For the year ended December 31, 2014, RigNet’s supplemental pro forma revenue was $335.9 million calculated as if the Inmarsat’s Enterprise Energy business unit acquisition had occurred on January 1, 2013.

RigNet has not disclosed supplemental pro-forma earnings for the year ended December 31, 2014 as there is no practicable method to calculate pro-forma earnings. After making every reasonable effort, RigNet was unable to retrospectively allocate indirect costs, including over-head to the assets that were purchased in the asset carve out. To do so would require RigNet to make assumptions about the intents of the management of Inmarsat’s Enterprise Energy business unit prior to the acquisition which cannot be independently substantiated. Such retrospective application requires significant estimates of amounts, and it is impossible to distinguish objectively information about those estimates.

Note 4—Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquired companies and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2016 and 2015 are presented below.

	Managed Services	Systems Integration and Automation	Total
	(in thousands)
Balance, January 1, 2015	$30,128	$—	$30,128
Impairment of Goodwill	(10,893)	—	(10,893)
Foreign currency translation	(1,177)	—	(1,177)

Balance, December 31, 2015	18,058	—	18,058
Acquisition of Tecnor	6,465	—	6,465
Foreign currency translation	(2,525)	—	(2,525)

Balance, December 31, 2016	$21,998	$—	$21,998

The impairment loss of $10.9 million in the Managed Services segment reported in 2015 equals the excess of the carrying amount of goodwill over its implied fair value as calculated in Step 2 of the annual impairment test conducted as of July 31, 2015. As part of the annual goodwill impairment assessment, we estimated the fair value of the reporting unit using a combination of the income and market approaches. The key assumptions in the fair value analysis was forecasted future cash flows and an EBITDA multiple.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Intangibles

Intangibles consist of customer relationships, brand name, backlog and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The following table reflects intangibles activities for the years ended December 31, 2016 and 2015:

	Brand Name	Backlog	Customer Relation- ships	Software	Licenses	Total
	(in thousands, except estimated lives)
Intangibles Acquired	4,353	2,916	21,724	7,207	2,400	38,600
Accumulated amortization and foreign currency translation, January 1, 2015	(1,563)	(1,941)	(11,619)	(2,159)	(267)	(17,549)

Balance, January 1, 2015	2,790	975	10,105	5,048	2,133	21,051
Additions	—	—	—	5,264	100	5,364
Impairment	—	—	(1,699)	—	—	(1,699)
Amortization expense	(590)	(900)	(2,304)	(1,249)	(357)	(5,400)
Foreign currency translation	(135)	—	(373)	166	—	(342)

Balance, December 31, 2015	2,065	75	5,729	9,229	1,876	18,974
Additions	—	366	2,210	1,144	—	3,720
Impairment	—	—	—	—	(397)	(397)
Amortization expense	(490)	(224)	(1,646)	(2,550)	(313)	(5,223)
Foreign currency translation	(342)	(4)	(901)	201	—	(1,046)

Balance, December 31, 2016	$1,233	$213	$5,392	$8,024	$1,166	$16,028

Weighted average estimated lives (years)	7.0	1.7	7.0	5.0	7.0

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2017	4,328
2018	4,176
2019	2,969
2020	2,240
2021	1,947
Thereafter	368

$16,028

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Lives	December 31,
		2016	2015
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$131,401	$164,204
Furniture and other	5 - 7	6,968	8,753
Building	10	3,901	4,597
Land	—	1,240	1,463

		143,510	179,017
Less: Accumulated depreciation		(83,753)	(106,470)

		$59,757	$72,547

Depreciation expense associated with property, plant and equipment was $28.3 million, $27.1 million and $24.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. No impairment to property, plant and equipment was recorded in the year ended December 31, 2016. During the year ended December 31, 2015, the Company impaired property, plant and equipment by $1.7 million, as the carrying value exceeded fair value, as a result of declines in the U.S. land rig counts. No impairment to property, plant and equipment was recorded in the year ended December 31, 2014.

Note 6—Long-Term Debt

As of December 31, 2016 and 2015, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2016	2015
	(in thousands)
Term loan, net of unamortized deferred financing costs	$34,053	$42,536
Revolving loan	27,000	35,000
Capital lease	415	123

	61,468	77,659
Less: Current maturities of long-term debt	(8,399)	(8,421)
Current maturities of capital lease	(79)	—

	$52,990	$69,238

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement with four participating financial institutions (credit agreement). On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the years ended December 31, 2016 and 2015 were 2.5% and 2.0%, respectively, with an interest rate of 2.8% at December 31, 2016.

The Term Loan is secured by substantially all the assets of the Company. As of December 31, 2016, the Term Loan had an outstanding principal balance of $34.3 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revolving Loans

Under the amended credit agreement, the Company maintains a $75.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. During the year ended December 31, 2016, RigNet made principal payments of $8.0 million on the revolving credit facility. As of December 31, 2016, $27.0 million in draws remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

During the year ended December 31, 2014, RigNet drew $35.0 million of this credit facility which was primarily related to the acquisition of Inmarsat’s Enterprise Energy business unit (see Note 3 – Business Combinations) and for other general corporate purposes.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the agreement. The weighted average interest rate for the years ended December 31, 2016 and 2015 were 2.5% and 2.0%, respectively, with an interest rate of 2.8% at December 31, 2016.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of December 31, 2016. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2016 and 2015, the Company believes it was in compliance with all covenants.

In February 2016, the Company amended its credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

In December 2016, the Company amended its credit agreement with the most significant changes being voluntarily reducing the revolving credit facility from $125 million to $75 million, changing the definition of Consolidated EBITDA and certain definitions contained in the credit agreement.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $4.9 million. This facility has a maturity date of June 30, 2017. As of December 31, 2016, the amount available under this facility was £1.9 million, or $2.3 million. The Company can be required to either cash collateralize the aforementioned performance bond or issue letters of credit against such performance bonds, if the bank requests.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Certain legacy Nessco performance bonds also had required the Company to maintain restricted cash balances on a dollar of restricted cash for a dollar of performance bond basis to collateralize outstanding performance bonds. As of December 31, 2016 and 2015, the Company had restricted cash of none and $0.5 million in current assets, respectively, to satisfy this requirement.

Deferred Financing Costs

The Company incurred legal and bank fees associated with the Term Loan, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2016 and 2015, deferred financing cost amortization of $0.2 million is included in interest expense in the Company’s consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2017	8,478
2018	52,914
2019	76

Total debt, including current maturities	$61,468

Note 7—Related Party Transactions

The Company utilized a consulting vendor, KKR Capstone, which performs services exclusively for portfolio companies of Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. The Company purchased consulting services in the ordinary course of business totaling none, $0.3 million and $0.5 million from KKR Capstone during the years ended December 31, 2016, 2015 and 2014, respectively.

Note 8—Fair Value Measurements

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company had no derivatives as of December 31, 2016 or 2015.

The Company’s non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Income (Loss) in each reporting period. During the third quarter of 2016, the Company recognized a $1.3 million reduction in fair value to the TECNOR earn-out recorded as a reduction of other liabilities and a decrease to general and administrative expense in the Corporate segment. As of December 31, 2016, the fair value of the earn-out was $5.7 million (see Note 3—“Business Combinations”).

Note 9—Commitments and Contingencies

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. The Company recognized expense under operating leases of $4.7 million, $3.7 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, future minimum lease obligations were as follows (in thousands):

2017	3,384
2018	1,279
2019	544
2020	313
2021	—
Thereafter	—

$5,520

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2016, the Company had the following commercial commitments related to satellite and network services (in thousands):

2017	24,133
2018	13,549
2019	16,042
2020	16,700
2021	13,682

$84,106

RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from the high-throughput Inmarsat’s Global Expresss (GX) network during the five years after it becomes operational. The Company expects to utilize GX across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2021 is reflected in the table above.

Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets. The Company does not consider its exposure in these proceedings, individually or in the aggregate, to be material.

Sales Tax Audit

The company is undergoing a routine sales tax audit in a state where it has operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next twelve months. The Company does not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Contractual Dispute

The Company’s SI&A business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. As of December 31, 2015 the Company had a $14.3 million loss representing the then total evident probable and estimable loss for the project. After the settlement, the Company recognized $2.3 million of gain in the first quarter of 2016. In the fourth quarter of 2016, the Company issued additional billings for approximately $1.0 million related to work performed in prior years under the contract. After the collection of this final billing in the fourth quarter of 2016, the Company received the certificate of final acceptance from the customer acknowledging completion of the project. The total loss incurred over the life of this project amounted to $11.2 million.

The Company has incurred legal expense of $0.2 million and $0.5 million in connection with the dispute for the years ended December 31, 2016 and 2015, respectively.

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

The Company incurred legal expenses of $0.1 million in connection with the investigation during the years ended December 31, 2016 and 2015.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In the third quarter of 2016, the Company received a letter from BIS notifying the Company that it had concluded its investigation. BIS assessed no fines or penalties on the Company in connection with the matter. The Company does not anticipate any penalties or fines will be assessed as a result of the matter. As such, the Company released the previously accrued estimated liability of $0.8 million resulting in a decrease of general and administrative expense for the year ended December 31, 2016 in the Managed Services segment.

Note 10—Stock-Based Compensation

The Company has two stock-based compensation plans as described below.

2010 Omnibus Incentive Plan

In May 2010, the Board of Directors adopted the 2010 Omnibus Incentive Plan (2010 Plan). Under the 2010 Plan, the Board of Directors or its designated committee is authorized to issue awards representing a total of four million shares of common stock to certain directors, officers and employees of the Company. Awards may be in the form of new stock incentive awards or options including (i) incentive or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units (RSUs), (v) performance stock, (vi) performance units, (vii) director awards, (viii) annual cash incentive awards, (ix) cash-based awards, (x) substitution awards or (xi) other stock-based awards, as approved by the Board of Directors or its designated committee. The stock incentive awards and options granted under the 2010 plan will generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors or its designated committee at the date of grant, but not more than ten years from such grant date.

During the year ended December 31, 2016, the Company granted a total of 640,843 RSUs to certain directors, officers and employees of the Company under the 2010 Plan. Of these, the Company granted (i) 339,963 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 156,430 RSUs to certain officers and employees that generally cliff vest on the third anniversary of the grant date, subject to continued employment, (iii) 65,084 RSUs to outside directors that vest in May 2017, and (iv) 79,366 performance based RSUs to certain officers that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of performance based RSUs issued is based on a multiple determined by certain performance based targets. As of December 31, 2016, 340,391 RSUs and shares of restricted stock have vested, 339,400 RSUs and shares of restricted stock have been forfeited and 495,235 unvested RSUs and shares of restricted stock were outstanding.

During the year ended December 31, 2016, the Company also granted 111,500 stock options to certain officers under the 2010 Plan. Options granted during this period have an exercise price of $12.60 to $14.55, a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2016, the Company has issued 981,125 options under the 2006 Plan, of which 707,803 options have been exercised, 216,247 options have been returned or forfeited and 57,075 options are outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors has resolved to freeze the 2006 Plan.

There are no dividends related to stock options, restricted stock or common stock.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2016, 2015 and 2014 was $3.4 million, $3.7 million and $4.3 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the three stock-based compensation plans during the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016 and 2015, there were $5.9 million and $6.0 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest under the 2010 Plan and the 2006 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

The assumptions used for grants made in the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Expected volatility	49%	44 - 47%	43%
Expected term (in years)	7	7	7
Risk-free interest rate	1.6 - 1.7%	1.9 - 2.0%	1.9 - 2.2%
Dividend yield	—	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the years ended December 31, 2016, 2015 and 2014 was $6.56, $13.22 and $25.78, respectively.

The fair value of each RSU and restricted stock award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of RSUs and restricted stock granted, per share, for the years ended December 31, 2016 and 2015 was $12.45 and $30.68, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	992	$20.40	947	$18.47	998	$13.79
Granted	112	$12.80	244	$31.73	127	$47.09
Exercised	(223)	$8.73	(80)	$12.54	(155)	$10.55
Forfeited	(382)	$26.29	(119)	$30.62	(23)	$28.04
Expired	—	$—	—	$—	—	$—

Balance, December 31,	499	$20.77	992	$20.40	947	$18.47

Exercisable, December 31,	240	$18.02	579	$13.75	539	$11.83

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Intrinsic value of options exercised	$591	$2,850	$7,872
Fair value of options vested	$1,455	$884	$1,558

The following table summarizes the Company’s RSU and restricted stock activity as of and for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
	(in thousands)
Balance, January 1,	143	172
Granted	641	92
Vested	(55)	(77)
Forfeited	(235)	(44)

Balance, December 31,	494	143

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2016, 2015 and 2014 was 2.8 years, 3.7 years and 4.6 years, respectively. At December 31, 2016 equity awards vested and expected to vest totaled 2.5 million with awards available for grant of approximately 2.6 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following is a summary of changes in unvested equity awards, including stock options and restricted stock, as of and for the years ended December 31, 2016, 2015 and 2014:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2014	674	$13.05
Granted	199	$34.56
Vested	(247)	$12.62
Forfeited	(37)	$20.08

Unvested equity awards, December 31, 2014	589	$20.06
Granted	336	$17.43
Vested	(237)	$17.94
Forfeited	(182)	$14.01

Unvested equity awards, December 31, 2015	506	$21.48
Granted	753	$11.57
Vested	(169)	$18.34
Forfeited	(617)	$13.97

Unvested equity awards, December 31, 2016	473	$16.62

Note 11—Income per Share

Basic earnings per share (EPS) are computed by dividing net income (loss) attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to exercise of stock options, vesting of restricted stock or RSUs. Diluted EPS is computed by dividing net income (loss) attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income attributable to RigNet, Inc. common stockholders:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss) attributable to RigNet, Inc. common stockholders	$(11,507)	$(16,974)	$15,635

Weighted average shares outstanding, basic	17,768	17,534	17,321
Effect of dilutive securities	—	—	578

Weighted average shares outstanding, diluted	17,768	17,534	17,899

As of December 31, 2016, there were approximately 1,120,400 potentially issuable shares excluded from the Company’s calculation of diluted EPS. Of these, 861,337 shares were excluded due to the antidilutive position of the security. The remaining 259,063 shares were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

As of December 31, 2015, there were approximately 553,612 potentially issuable shares excluded from the Company’s calculation of diluted EPS. Of these, 230,096 shares were excluded due to the antidilutive position of the security. The remaining 323,516 shares were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 12—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

The Company previously operated under three reportable segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration (TSI). During the fourth quarter of 2016 the Company reorganized its business and reportable segments on a products and services basis. The former TSI segment was renamed the Systems Integration and Automation (SI&A) segment. The Managed Services segment consists of the remote communication services that were common between the former Eastern Hemisphere and Western Hemisphere segments as well as certain global Managed Services specific costs including the Global Network Operations Center (GNOC) and engineering costs that in prior years were included in the Corporate segment. The Company now operates Managed Services as one global segment. All historical segment financial data included herein has been recast to conform to the current year presentation.

RigNet considers its business to consist of two reportable segments:

•	Managed Services. The Managed Services segment provides remote communications services for offshore and onshore drilling rigs and production facilities, as well as, support vessels and other remote sites. The Managed Services segment primarily operates out of the Company’s United States, United Kingdom, Norway, Qatar, UAE, Singapore, Brazil and Mexico based offices for customers globally.

•	Systems Integration and Automation (SI&A). The SI&A segment provides customized solutions for customer’s telecommunications systems. SI&A solutions are delivered based on the customer’s specifications, in addition to international industry standards and best practices. SI&A project elements may include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and maintenance services. The SI&A segment primarily operates out of the Company’s Aberdeen, Houston and Monterrey offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s business segment information as of and for the years ended December 31, 2016, 2015 and 2014 is presented below.

	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
2016
Revenue	$199,033	$21,590	$—	$220,623
Cost of revenue (excluding depreciation and amortization)	114,749	15,010	—	129,759
Depreciation and amortization	26,581	2,712	4,263	33,556
Impairment of intangibles	—	—	397	397
Selling, general and administrative	28,690	2,665	28,007	59,362

Operating income (loss)	$29,013	$1,203	$(32,667)	$(2,451)

Total assets	203,048	26,169	1,755	230,972
Capital expenditures	13,794	—	1,403	15,197
2015
Revenue	$249,721	$21,539	$—	$271,260
Cost of revenue (excluding depreciation and amortization)	132,476	30,762	—	163,238
Depreciation and amortization	26,967	3,104	2,400	32,471
Impairment of goodwill, intangibles, property, plant and equipment	14,262	—	—	14,262
Selling, general and administrative	36,055	4,120	32,466	72,641

Operating income (loss)	$39,961	$(16,447)	$(34,866)	$(11,352)

Total assets	254,443	42,850	(39,177)	258,116
Capital expenditures	27,099	227	5,364	32,690
2014
Revenue	$276,891	$53,283	$—	$330,174
Cost of revenue (excluding depreciation and amortization)	145,565	42,644	—	188,209
Depreciation and amortization	24,510	3,806	1,146	29,462
Impairment of goodwill	—	2,719	—	2,719
Selling, general and administrative	38,490	3,829	33,381	75,700

Operating income (loss)	$68,326	$285	$(34,527)	$34,084

Total assets	293,806	46,989	(40,958)	299,837
Capital expenditures	35,219	432	4,751	40,402

The following table presents revenue earned from the Company’s domestic and international operations for the years ended December 31, 2016, 2015 and 2014. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Domestic	$66,028	$80,134	$91,247
International	154,595	191,126	238,927

Total	$220,623	$271,260	$330,174

The following table presents goodwill and long-lived assets for the Company’s domestic and international operations as of December 31, 2016 and 2015.

	December 31,
	2016	2015
	(in thousands)
Domestic	$27,682	$36,506
International	70,101	73,073

Total	$97,783	$109,579

Note 13—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$23	$305	$2,852
State	43	141	174
Foreign	4,386	7,619	11,272

Total current	4,452	8,065	14,298

Deferred:
Federal	458	(5,456)	740
State	419	(288)	61
Foreign	496	88	301

Total deferred	1,373	(5,656)	1,102

Income tax expense	$5,825	$2,409	$15,400

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income (loss) before income taxes:
United States	$(18,361)	$(27,741)	$(10,685)
Foreign	12,889	13,490	42,068

	$(5,472)	$(14,251)	$31,383

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States statutory federal income tax rate	$(1,915)	$(4,988)	$10,984
Non-deductible expenses	290	131	548
Non-taxable financial income and expense	—	(1,498)	(1,701)
Noncash compensation	761	349	(97)
U.S. tax on foreign earnings, net of tax credits	587	50	230
Changes in valuation allowances	6,681	10,358	11,646
Tax credits	(4,403)	410	(3,213)
State taxes	53	(130)	36
Effect of operating in foreign jurisdictions	1,818	1,216	(944)
Changes in prior year estimates	293	(58)	(2,576)
Changes in uncertain tax benefits	1,243	(3,430)	1,478
Revisions of deferred tax accounts	313	98	(1,088)
Other	104	(99)	97

Income tax expense	$5,825	$2,409	$15,400

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$16,474	$14,101
Federal, state and foreign tax credits	21,972	16,581
Depreciation and amortization	17,907	16,231
Unrealized loss on functional currency	444	566
Allowance for doubtful accounts	1,390	1,615
Accruals not currently deductible	2,101	2,934
Stock-based compensation	1,012	1,127
Intercompany Interest	2,044	2,112
Other	78	170
Valuation allowance	(50,298)	(43,825)

Total deferred tax assets	13,124	11,612

Deferred tax liabilities:
Depreciation and amortization	(1,055)	(1,968)
Tax on foreign earnings	(2,140)	(1,553)
Other	(142)	(135)

Total deferred tax liabilities	(3,337)	(3,656)

Net deferred tax assets	$9,787	$7,956

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

At December 31, 2016, on an as filed basis, the Company has U.S. domestic net operating loss carry forwards of approximately $9.5 million which will expire in 2036, state net operating loss carry forwards of approximately $1.9 million which will expire in varying amounts beginning in 2023, and foreign net operating losses of $50.9 million which can be carried forward for an unlimited period. As of December 31, 2016, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $12.2 million which begin expiring in varying amounts in 2020. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2016, a valuation allowance of $50.3 million had been recorded. $35.0 million related to US federal and local deferred tax assets, $11.0 million related to Norway assets and $4.3 million related to Australia assets that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

U.S. federal deferred income taxes, net of foreign tax credits, of $2.1 million have been provided on the Qatar subsidiary for which the undistributed earnings as of December 31, 2016, were no longer considered permanently reinvested due to non-controlling ownership issues. In December of 2012, the Company restructured its foreign legal entities. This restructuring provides the Company with a vehicle whereby cash may be moved amongst the foreign entities efficiently. Therefore, all other foreign subsidiaries’ undistributed earnings are considered permanently reinvested and the Company removed any deferred tax liability previously recognized. As of December 31, 2016, the Company has not recognized $ 10.4 million in U.S. federal deferred taxes, net of foreign tax credits.

Because the Company has asserted that all foreign undistributed earnings, excluding Qatar’s earnings, are permanently reinvested, no provision is recorded for the deferred tax liability related to other comprehensive income.

The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2016 and 2015, no amount has been included in the income tax payable accounts or in the income tax expense not related to uncertain tax benefits.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2016, 2015 and 2014, the Company’s uncertain tax benefits totaling $21.8 million, $19.3 million and $22.8 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Balance, January 1,	$15,718	$15,454	$13,222
Additions for the current year tax	794	1,501	2,668
Additions related to prior years	602	—	—
Reductions related to settlements with taxing authorities	(3,701)	(154)	—
Reductions related to lapses in statue of limitations	(169)	(1,083)	(384)
Reductions related to prior years	—	—	(52)

Balance, December 31,	$13,244	$15,718	$15,454

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2016, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $13.2 million. In addition, as of December 31, 2016, the Company has recorded related assets, net of a valuation allowance of $7.0 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company recognized interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2016, 2015 and 2014, the Company has accrued penalties and interest of approximately $8.8 million, $7.3 million and $7.3 million, respectively. The Company has recognized $1.6 million, $0.1 million and $1.3 million of interest and penalties in income tax expense for the years ended December 31, 2016, 2015 and 2014, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company believes that it is reasonably possible that a decrease of up to $1.1 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2006.

The IRS finalized an audit of the Company’s 2013 income tax return in March 2016. There were no assessments or material impact to the company’s Consolidated Financial Statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2016 and 2015 are as follows:

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$62,341	$54,911	$50,612	$52,759
Operating income (loss)	$589	$(3,294)	$247	$7
Net loss	$(1,267)	$(4,856)	$(1,448)	$(3,726)
Net loss attributable to RigNet, Inc. common stockholders	$(1,333)	$(4,751)	$(1,658)	$(3,765)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.08)	$(0.27)	$(0.09)	$(0.21)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.08)	$(0.27)	$(0.09)	$(0.21)

Weighted average shares outstanding, basic	17,613	17,634	17,782	17,833

Weighted average shares outstanding, diluted	17,613	17,634	17,782	17,833

	2015 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$77,650	$75,106	$66,318	$52,186
Operating income (loss)	$2,452	$9,103	$(8,226)	$(14,681)
Net income (loss)	$(942)	$6,120	$(10,879)	$(10,959)
Net income (loss) attributable to RigNet, Inc. common stockholders	$(1,029)	$6,039	$(10,944)	$(11,040)
Net income (loss) per share attributable to RigNet, Inc. common stockholders, basic	$(0.06)	$0.35	$(0.62)	$(0.63)

Net income (loss) per share attributable to RigNet, Inc. common stockholders, diluted	$(0.06)	$0.34	$(0.62)	$(0.63)

Weighted average shares outstanding, basic	17,463	17,499	17,567	17,610

Weighted average shares outstanding, diluted	17,463	17,893	17,567	17,610

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15 – Employee Benefits

The Company maintains a 401(k) plan pursuant to which eligible employees may make contributions through a payroll deduction. For the years ended December 31, 2015 and 2014, the Company made matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2.0% and 6.0% of such employee’s eligible compensation, up to the maximum amount permitted by law. Effective January 1, 2016, the Company suspended the Company’s matching contributions under the 401(k) plan. Under the amended plan, the Company may later approve a discretionary matching contribution. The Company is taking this action in response to reduced oil and gas activity. The Company incurred expenses of none, $0.8 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, for employer contributions.

Note 16 – Restructuring Costs – Cost Reduction Plans

During the year ended December 31, 2016, the Company incurred net pre-tax restructuring expense of $1.9 million reported as general and administrative expense in the Corporate segment consisting of $3.3 million associated with the reduction of 148 employees partially offset by a net $1.4 million release of previously accrued restructuring charges.

During the year ended December 31, 2015, the Company instituted certain resource reallocation and additional cost reduction plans to vacate and eliminate redundant facilities and eliminate certain positions in response to deteriorating oil and gas industry market conditions including declining oil and gas prices, increased stacking and scrapping of offshore drilling rigs and declines in the Baker Hughes U.S. land rig count. The Company undertook these plans to reduce costs and improve the Company’s competitive position.

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

Note 17 –Executive Departure costs

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

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)
3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)
3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)
3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)
3.4	Amendment to the Amended and Restated Bylaws of RigNet, Inc., effective May 18, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016, and incorporated herein by reference)
4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
4.2	Amended and Restated Registration Rights Agreement dated effective as of June 20, 2005 among the Registrant and the holders of our preferred stock party thereto (filed as Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.3+	Amendment to the 2010 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 [File No. 333-211471], as amended, and incorporated herein by reference)
10.4+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.5+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.6+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.7+	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)
10.8+	Form of Performance Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)
10.9+	Form of Incentive Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)
10.10+	Form of Nonqualified Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)
10.11+	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)
10.12+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)
10.13+	Second Amendment to Employment Agreement between the Registrant and Martin Jimmerson dated as of July 1, 2015 (filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2015, and incorporated herein by reference)
10.14+	Employment Agreement between the Registrant and Charles Schneider dated November 12, 2015 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2016, and incorporated herein by reference)
10.15+	Amendment to Employment Agreement between the Registrant and Charles Schneider dated April 20, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2016, and incorporated herein by reference)

10.16+	Employment Agreement between the Registrant and Morten Hansen dated February 8, 2013 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 7, 2013, and incorporated herein by reference)
10.17+	Employment Agreement between the Registrant and William Sutton dated March 14, 2012 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2012, and incorporated herein by reference)
10.18+	Severance Agreement between Registrant and Mark Slaughter dated January 30, 2016 (filed as Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2016, and incorporated herein by reference)
10.19+	Employment Agreement between the Registrant and Martin Jimmerson dated as of January 7, 2016 (filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2016, and incorporated herein by reference)
10.20+	Performance Unit Award Agreement by and between the Registrant and Martin Jimmerson effective January 1, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2016, and incorporated herein by reference)
10.21+	Employment Agreement between the Registrant and Steven E. Pickett dated May 31, 2016 (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, and incorporated herein by reference)
10.22	Second Amended and Restated Credit Agreement, dated as of October 3, 2013 by and among the Registrant and Bank of America, N.A., among others (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 4, 2013, and incorporated herein by reference)
10.23	First Amendment to Second Amended and Restated Credit Agreement, dated as of February 24, 2016, but effective as of December 31, 2015 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2016, and incorporated herein by reference)
10.24	Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 16, 2016 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 20, 2016, and incorporated herein by reference)
10.25	Pledge and Assignation Over Accounts between Nessco Invsat, Ltd. And Clydesdale Bank PLC dated September 28, 2012 (filed as Exhibit 10.19 to the Registrant’s annual report on Form 10-K for the period ended December 31, 2012, and incorporated herein by reference)
10.26	Non-Disclosure and Standstill agreement dated as of November 5, 2013 by and among the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)
10.27	Registration Rights Agreement dated November 5, 2013 between the Registrant and Digital Oilfield Investments LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 6, 2013, and incorporated herein by reference)
10.28	Lease agreement between the Registrant and Park 10 Tenant LLC for 15115 Park Row Boulevard, Suite 300, Houston, Texas 77084-4947
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.