Form 10-Q
period 2017-03-31
RigNet, Inc.
filed 2017-05-08
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2017, there were outstanding 18,033,729 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2017	December 31, 2016
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$55,239	$57,152
Restricted cash	40	139
Accounts receivable, net	46,922	48,672
Costs and estimated earnings in excess of billings on uncompleted contracts	3,148	2,382
Prepaid expenses and other current assets	10,376	10,379

Total current assets	115,725	118,724
Property, plant and equipment, net	57,706	59,757
Restricted cash	1,500	1,514
Goodwill	22,177	21,998
Intangibles, net	14,777	16,028
Deferred tax and other assets	12,848	12,951

TOTAL ASSETS	$224,733	$230,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,784	$9,057
Accrued expenses	10,883	12,835
Current maturities of long-term debt	8,539	8,478
Income taxes payable	849	877
Deferred revenue	3,966	3,625

Total current liabilities	35,021	34,872
Long-term debt	45,706	52,990
Deferred revenue	213	254
Deferred tax liability	600	256
Other liabilities	30,233	30,022

Total liabilities	111,773	118,394

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2017 or December 31, 2016	—	—
Common stock—$0.001 par value; 191,000,000 shares authorized; 18,033,729 and 17,932,598 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	18	18
Treasury stock—5,516 and no shares at March 31, 2017 and December 31, 2016, respectively, at cost	(116)	—
Additional paid-in capital	149,530	147,906
Accumulated deficit	(19,576)	(17,550)
Accumulated other comprehensive loss	(17,110)	(17,971)

Total stockholders’ equity	112,746	112,403
Non-redeemable, non-controlling interest	214	175

Total equity	112,960	112,578

TOTAL LIABILITIES AND EQUITY	$224,733	$230,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenue	$48,072	$62,341

Expenses:
Cost of revenue (excluding depreciation and amortization)	29,875	36,276
Depreciation and amortization	7,316	8,243
Selling and marketing	1,436	1,892
General and administrative	10,512	15,341

Total expenses	49,139	61,752

Operating income (loss)	(1,067)	589
Other income (expense):
Interest expense	(619)	(668)
Other income (expense), net	113	(286)

Loss before income taxes	(1,573)	(365)
Income tax expense	(414)	(902)

Net loss	(1,987)	(1,267)
Less: Net income attributable to non-redeemable, non-controlling interest	39	66

Net loss attributable to RigNet, Inc. stockholders	$(2,026)	$(1,333)

COMPREHENSIVE LOSS
Net loss	$(1,987)	$(1,267)
Foreign currency translation	861	542

Comprehensive loss	(1,126)	(725)
Less: Comprehensive income attributable to non-controlling interest	39	66

Comprehensive loss attributable to RigNet, Inc. stockholders	$(1,165)	$(791)

LOSS PER SHARE—BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(2,026)	$(1,333)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.11)	$(0.08)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.11)	$(0.08)

Weighted average shares outstanding, basic	17,873	17,613

Weighted average shares outstanding, diluted	17,873	17,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(1,987)	$(1,267)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	7,316	8,243
Stock-based compensation	826	714
Amortization of deferred financing costs	98	39
Deferred taxes	437	127
Accretion of discount of contingent consideration payable for acquisition of Tecnor	123	141
(Gain) loss on sales of property, plant and equipment, net of retirements	37	(16)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,865	(1,683)
Costs and estimated earnings in excess of billings on uncompleted contracts	(766)	3,370
Prepaid expenses and other assets	32	(2,846)
Accounts payable	2,406	(1,600)
Accrued expenses	(1,969)	(4,021)
Deferred revenue	300	197
Other liabilities	88	492

Net cash provided by operating activities	8,806	1,890

Cash flows from investing activities:
Acquisition of Orgtec S.A.P.I. de C.V., d.b.a. Tecnor	—	(4,841)
Capital expenditures	(3,936)	(4,148)
Proceeds from sales of property, plant and equipment	39	131
Decrease in restricted cash	113	497

Net cash used in investing activities	(3,784)	(8,361)

Cash flows from financing activities:
Proceeds from issuance of common stock	682	—
Subsidiary distributions to non-controlling interest	—	(123)
Repayments of long-term debt	(7,321)	(2,140)
Payment of financing fees	—	(100)

Net cash used in financing activities	(6,639)	(2,363)

Net decrease in cash and cash equivalents	(1,617)	(8,834)

Cash and cash equivalents:
Balance, January 1,	57,152	60,468
Changes in foreign currency translation	(296)	345

Balance, March 31,	$55,239	$51,979

Supplemental disclosures:
Income taxes paid	$447	$2,329
Interest paid	$453	$486
Non-cash investing - capital expenditures accrued	$1,270	$1,581
Non-cash investing - contingent earn-out liability for Tecnor acquisition	—	$9,810
Liabilities assumed - Tecnor acquisition	—	$2,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, January 1, 2016	17,758	$18	—	$—	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313
Restricted common stock cancellations	(26)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	714	—	—	714	—	714
Foreign currency translation	—	—	—	—	—	—	542	542	—	542
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(123)	(123)
Net income (loss)	—	—	—	—	—	(1,333)	—	(1,333)	66	(1,267)

Balance, March 31, 2016	17,732	$18	—	$—	$143,726	$(7,376)	$(13,294)	$123,074	$105	$123,179

Balance, January 1, 2017	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578
Issuance of common stock upon the exercise of stock options	57	—	—	—	798	—	—	798	—	798
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	50	—	—	—	—	—	—	—	—	—
Stock witheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	826	—	—	826	—	826
Foreign currency translation	—	—	—	—	—	—	861	861	—	861
Net income (loss)	—	—	—	—	—	(2,026)	—	(2,026)	39	(1,987)

Balance, March 31, 2017	18,034	$18	6	$(116)	$149,530	$(19,576)	$(17,110)	$112,746	$214	$112,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2017.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2016 for information regarding the Company’s accounting policies.

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

Note 2 – Business Combinations

TECNOR

On February 4, 2016, RigNet completed its acquisition of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR (TECNOR) for an estimated aggregate purchase price of $11.4 million. Of this aggregate purchase price, RigNet paid $4.8 million in cash in February 2016, paid $0.1 million for final net working capital and expected to pay a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments including mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

The assets and liabilities of TECNOR have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2017, the fair value of the earn-out was $5.8 million. During the three months ended March 31, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million with corresponding increases to other liabilities. The earn-out is payable in 2018.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$2,672
Other assets			1,280
Property and equipment			809
Backlog	2	366
Customer Relationships	7	2,210

Total identifiable intangible assets			2,576
Goodwill			6,465
Accounts Payable			(1,914)
Accrued Expenses			(494)

Total purchase price			$11,394 (a)

(a)	Includes a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition.

For the three months ended March 31, 2016, RigNet incurred $0.2 million of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net income were $2.1 million and $0.4 million, respectively, for the three months ended March 31, 2016.

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2016. Pro forma adjustments include:

•	Adjusting interest expense to remove interest on a debt instrument previously held by TECNOR; and

•	Removing nonrecurring transaction costs incurred in 2016 prior to acquisition.

Three Months Ended March 31,
2016
(in thousands)
Revenue	$63,376
Expenses	64,440

Net loss	$(1,064)

Net loss attributable to RigNet, Inc. common stockholders	$(1,130)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.06)

Diluted	$(0.06)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6 – Long-Term Debt). The Company presently does not use financial instruments to hedge interest rate risk, but evaluates this on a regular basis and may utilize financial instruments in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner and the British pound sterling are the currencies that could materially impact the Company’s financial position and results of operations. The Company presently does not hedge these risks, but evaluates financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive loss in the Company’s condensed consolidated financial statements.

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2017 or 2016. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

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

The Company acquired $6.5 million of goodwill in the TECNOR acquisition completed on February 4, 2016 (see Note 2 – Business Combinations).

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2016. The July 2016 annual test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified in any reporting unit as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, goodwill was $22.2 million and $22.0 million, respectively. In addition to additions from acquisition, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the Company identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, the Company conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of the Company’s intangibles within Kazakhstan.

No impairment indicators have been identified in any reporting unit as of March 31, 2017.

As of March 31, 2017 and December 31, 2016, intangibles were $14.8 million and $16.0 million, respectively. During the three months ended March 31, 2017 and 2016, the Company recognized amortization expense of $1.3 million.

The following table sets forth expected amortization expense of intangibles for the remainder of 2017 and the following years (in thousands):

2017	3,152
2018	3,969
2019	2,996
2020	2,120
2021	1,827
Thereafter	713

$14,777

Note 5 – Restricted Cash

As of March 31, 2017 and December 31, 2016, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the Managed Services segment (see Note 6 – Long-Term Debt). The restricted cash in current assets as of December 31, 2016 was an escrowed portion of the purchase price for the acquisition of TECNOR. In April 2017, the Company cash collateralized the performance bond facility for the NesscoInvsat Limited subsidiary with restricted cash of $3.1 million (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of March 31, 2017 and December 31, 2016, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2017	2016
	(in thousands)
Term loan, net of unamortized deferred financing costs	$31,956	$34,053
Revolving loan	22,000	27,000
Capital lease	289	415

	54,245	61,468
Less: Current maturities of long-term debt	(8,405)	(8,399)
Current maturities of capital lease	(134)	(79)

	$45,706	$52,990

Term Loan

The Company has a term loan (Term Loan) issued under the amended and restated credit agreement with four participating financial institutions (credit agreement). On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2017 and 2016 was 3.0% and 2.2%, respectively, with an interest rate of 3.0% at March 31, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2017, the Term Loan had an outstanding principal balance of $32.2 million.

Revolving Loans

Under the amended credit agreement, the Company maintains a $75.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of March 31, 2017, $22.0 million in draws remain outstanding. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended March 31, 2017 and 2016 was 3.0% and 2.2%, respectively, with an interest rate of 3.0% at March 31, 2017.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.0 million. This facility has a maturity date of October 3, 2018. As of March 31, 2017, the amount available under this facility was £1.8 million or $2.3 million. In April 2017, the Company cash collateralized this performance bond facility with restricted cash of $3.1 million.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of March 31, 2017. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2017, and December 31, 2016, the Company believes it was in compliance with all covenants in the credit agreement.

In February 2016, the Company amended its credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

In December 2016, the Company further amended its credit agreement with the most significant changes being voluntarily reducing the revolving credit facility from $125 million to $75 million and changing the definition of Consolidated EBITDA and certain other definitions contained in the credit agreement.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization for the remainder of 2017 and the following years (in thousands):

2017	6,399
2018	47,770
2019	76

Total debt, including current maturities	$54,245

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2017, the fair value of the earn-out was $5.8 million. As of December 31, 2016, the fair value of the earn-out was $5.7 million. During the three months ended March 31, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million, respectively, with corresponding increases to other liabilities. (see Note 2 – Business Combinations).

Note 8 – Income Taxes

The Company’s effective income tax rate was (26.3)% for the three months ended March 31, 2017. The Company’s effective tax rate for the three months ended March 31, 2016 was not meaningful due to the restructuring and executive departure charges recorded primarily in the US domestic operations which significantly decreased the Company’s consolidated pre-tax book income and thus increased the valuation allowance recognized. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company believes that it is reasonably possible that a decrease of up to $1.8 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2017, the Company granted a total of 193,388 restricted stock units (RSUs) to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 125,852 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, and (ii) 67,536 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by certain performance based targets.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2017, 25,732 RSUs and 12,743 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2017 and 2016 was $0.8 million and $0.7 million, respectively. As of March 31, 2017, there was $9.1 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

Note 10 – Earnings (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing loss attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock and RSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three months ended March 31, 2017, there were approximately 697,281 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three months ended March 31, 2016, there were approximately 1,284,772 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

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

Sales Tax Audit

The company is undergoing a routine sales tax audit in a state where it has operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next nine months. The Company does not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Contractual Dispute Settlement

The Company’s Systems Integration and Automation (SI&A) business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, the Company recognized $2.3 million of gain in the first quarter of 2016. In the 2016 10-K, the Company reported that it had received the certificate of final acceptance from the customer acknowledging completion of the project. The total loss incurred over the life of this project amounted to $11.2 million.

The Company incurred legal expenses of $0.2 million in connection with the dispute for the three months ended March 31, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. For the three months ended March 31, 2017 and 2016, the Company recognized expense under operating leases of $1.1 million and $1.0 million, respectively.

As of March 31, 2017, future minimum lease obligations for the remainder of 2017 and future years were as follows (in thousands):

2017	2,428
2018	1,578
2019	1,006
2020	734
2021	468
Thereafter	1,750

$7,964

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2017, the Company had the following commercial commitments related to satellite and network services for the remainder of 2017 and the future years thereafter (in thousands):

2017	19,436
2018	16,468
2019	16,939
2020	16,901
2021	13,883

$83,627

RigNet has agreed, under certain conditions, to purchase up to $65.0 million of capacity from Inmarsat’s Global Express (GX) network during the five years after it becomes operational. The Company expects to utilize GX across RigNet’s legacy operations as well as the operations acquired from Inmarsat. The portion of this agreement expected to be committed through 2021 is reflected in the table above.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Segment Information

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

The Company previously operated under three reportable segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration (TSI). During the fourth quarter of 2016 the Company reorganized its business and reportable segments on a basis consistent with the revenue streams. The former TSI segment was renamed the Systems Integration and Automation (SI&A) segment. The Managed Services segment consists of the remote communication services that were common between the former Eastern Hemisphere and Western Hemisphere segments as well as certain global Managed Services specific costs including the Network Operations Center (NOC) and engineering costs that in prior years were included in the Corporate segment. The Company now operates Managed Services as one global segment. All historical segment financial data included herein has been recast to conform to the current year presentation.

RigNet considers its business to consist of two segments:

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three months ended March 31, 2017 and 2016, is presented below.

	Three Months Ended March 31, 2017
	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$44,094	$3,978	$—	$48,072
Cost of revenue (excluding depreciation and amortization)	26,802	3,073	—	29,875
Depreciation and amortization	6,031	587	698	7,316
Selling, general and administrative	4,956	470	6,522	11,948

Operating income (loss)	$6,305	$(152)	$(7,220)	$(1,067)

Total assets	206,274	16,571	1,888	224,733
Capital expenditures	3,160	—	—	3,160

	Three Months Ended March 31, 2016
	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$54,421	$7,920	$—	$62,341
Cost of revenue (excluding depreciation and amortization)	31,000	5,276	—	36,276
Depreciation and amortization	7,189	29	1,025	8,243
Selling, general and administrative	7,895	921	8,417	17,233

Operating income (loss)	$8,337	$1,694	$(9,442)	$589

Total assets	234,407	25,313	4,506	264,226
Capital expenditures	4,409	—	496	4,905

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2017 and 2016. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Domestic	$14,952	$15,967
International	33,120	46,374

Total	$48,072	$62,341

The following table presents goodwill and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
	(in thousands)
Domestic	$31,046	$27,682
International	63,614	70,101

Total	$94,660	$97,783

Note 13 – Restructuring Costs – Cost Reduction Plans

In the first quarter of 2016, the Company incurred a net reduction to restructuring charges of $0.6 million due to a reversal of $0.8 million of previously accrued restructuring charges for employees that the Company did not release and expense not incurred partially offset by a pre-tax expense of $0.2 million in the corporate segment associated with the reduction of 16 employees. The Company undertook the restructuring plan in 2016 to reduce costs and improve the Company’s competitive position.

Note 14 – Executive Departure costs

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2016 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We previously operated our business under three reportable segments: Eastern Hemisphere, Western Hemisphere and Telecoms Systems Integration (TSI). During the fourth quarter of 2016, we reorganized our business and reportable segments on a basis consistent with the revenue streams. The former TSI segment was renamed the Systems Integration and Automation (SI&A) segment. The Managed Services segment consists of the remote communication services that were common between the former Eastern Hemisphere and Western Hemisphere segments as well as certain global Managed Services specific costs including our Network Operations Center (NOC) and engineering costs that in prior years were included in the Corporate segment. We now operate Managed Services as one global segment. All historical segment financial data included herein has been recast to conform to the current year presentation. We now operate two reportable segments, which are managed as distinct segments by our chief operating decision-maker.

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

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for SI&A projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from leased satellites. Direct service labor consists of field technicians, our NOC employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our NOC, which is maintained 24 hours a day, seven days a week. Depreciation and amortization is recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

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

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve deteriorated throughout 2015 and 2016 and remain challenged into 2017, particularly offshore. Oil prices declined significantly throughout 2015 and into 2016 from the recent highs in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Although oil prices and U.S. onshore drilling rig counts have increased since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on shorter term, land-based projects that generally require less capital investment. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies reduced their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment.

For the periods referenced below, we were billing on the following sites listed in the table below:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2017	2016	2016	2016	2016
Selected Operational Data:
Offshore drilling rigs (1)	173	175	194	211	232
Offshore Production	290	280	287	287	291
Maritime	124	122	128	105	107
International Land	104	104	101	99	101
Other sites (2)	304	240	238	236	287

Total	995	921	948	938	1,018

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

Sales Tax Audit

We are undergoing a routine sales tax audit in a state where we have operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next nine months. We do not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenue	$48,072	$62,341

Expenses:
Cost of revenue (excluding depreciation and amortization)	29,875	36,276
Depreciation and amortization	7,316	8,243
Selling and marketing	1,436	1,892
General and administrative	10,512	15,341

Total expenses	49,139	61,752

Operating income (loss)	(1,067)	589
Other expense, net	(506)	(954)

Loss before income taxes	(1,573)	(365)
Income tax expense	(414)	(902)

Net loss	(1,987)	(1,267)
Less: Net income attributable to non-controlling interest	39	66

Net loss attributable to RigNet, Inc. stockholders	$(2,026)	$(1,333)

Other Non-GAAP Data:
Unlevered Free Cash Flow	$4,065	$5,761
Adjusted EBITDA	$7,225	$10,666

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Managed Services:
Revenue	$44,094	$54,421
Cost of revenue (excluding depreciation and amortization)	26,802	31,000
Depreciation and amortization	6,031	7,189
Selling, general and administrative	4,956	7,895

Managed Services operating income	$6,305	$8,337

Systems Integration and Automation (SI&A):
Revenue	$3,978	$7,920
Cost of revenue (excluding depreciation and amortization)	3,073	5,276
Depreciation and amortization	587	29
Selling, general and administrative	470	921

Systems Integration and Automation operating income (loss)	$(152)	$1,694

NOTE: Consolidated balances include the two segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2017 and 2016

Revenue. Revenue decreased by $14.3 million, or 22.9%, to $48.1 million for the three months ended March 31, 2017 from $62.3 million for the three months ended March 31, 2016. This decrease was driven by lower revenues across both segments. The Managed Services segment decreased $10.3 million, or 19.0%, primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 59 offshore drilling sites served was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The SI&A segment decreased $3.9 million, or 49.8%, due to the timing of SI&A projects. The decrease in all segments is amid a backdrop of decreased oil and gas activity and reduced offshore drilling budgets.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $6.4 million, or 17.6%, to $29.9 million for the three months ended March 31, 2017 from $36.3 million for the three months ended March 31, 2016. Cost of revenue (excluding depreciation and amortization) decreased in both segments primarily due to savings from cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.9 million to $7.3 million for the three months ended March 31, 2017 from $8.2 million for the three months ended March 31, 2016. The decrease is primarily attributable to lower levels of capital expenditures in recent years.

Selling and Marketing. Selling and marketing expense decreased $0.5 million to $1.4 million for the three months ended March 31, 2017 from $1.9 million for the three months ended March 31, 2016 due to savings from cost reduction plans.

General and Administrative. General and administrative expenses decreased by $4.8 million to $10.5 million for the three months ended March 31, 2017 from $15.3 million for the three months ended March 31, 2016. General and administrative costs decreased in both segments due to savings from cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

Income Tax Expense. Our effective income tax rate was (26.3)% for the three months ended March 31, 2017. Our effective tax rate for the three months ended March 31, 2016 was not meaningful due to the restructuring and executive departure charges recorded primarily in the US domestic operations which significantly decreased our consolidated pre-tax book income and thus increased the valuation allowance recognized.

Liquidity and Capital Resources

At March 31, 2017, we had working capital, including cash, of $80.7 million.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$57,152	$60,468
Net cash provided by operating activities	8,806	1,890
Net cash used in investing activities	(3,784)	(8,361)
Net cash used in financing activities	(6,639)	(2,363)
Changes in foreign currency translation	(296)	345

Cash and cash equivalents, March 31,	$55,239	$51,979

Currently, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2017 and 2016, 89.8% and 84.1% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2017 compared to $1.9 million for the three months ended March 31, 2016. The increase in cash provided by operating activities during 2017 of $6.9 million was primarily due to the timing of collection of our accounts receivable and payment of our accounts payable partially offset by lower operating income (loss).

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

Investing Activities

Net cash used in investing activities was $3.8 million and $8.4 million for the three months ended March 31, 2017 and 2016, respectively.

Net cash used in investing activities during the three months ended March 31, 2017 and 2016 includes capital expenditures of $3.9 million and $4.1 million, respectively. We expect capital expenditures for 2017 to be lower than the previous year due to continued low levels of global offshore oil and gas drilling activity. Net Cash used in investing activities during the three months ended March 31, 2016 included $4.8 million paid for the acquisition of TECNOR.

Financing Activities

Net cash used in financing activities was $6.6 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively. Cash used in financing activities for the three months ended March 31, 2017 included $7.3 million in principal payments on our long-term debt consisting primarily of $2.1 million on the Term Loan and $5.0 million on the Revolving Credit Facility (RCF). Cash used in financing activities for the three months ended March 31, 2016 included $2.1 million in principal payments on our long-term debt.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $75.0 million RCF, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended March 31, 2017 and 2016 was 3.0% and 2.2%, respectively, with an interest rate of 3.0% at March 31, 2017. The Term Loan is secured by substantially all the assets of the Company. As of March 31, 2017, the outstanding principal balance of the Term Loan was $32.2 million.

The RCF matures in October 2018 with any outstanding borrowings then payable. Borrowings under the RCF carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of March 31, 2017, $22.0 million in draws on the facility remain outstanding. The weighted average interest rate for the three months ended March 31, 2017 and 2016 was 3.0% and 2.2%, respectively, with an interest rate of 3.0% at March 31, 2017.

In February 2016, we amended our credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

In December 2016, we amended our credit agreement with the most significant changes being voluntarily reducing the revolving credit facility from $125 million to $75 million and changing the definition of Consolidated EBITDA and certain other definitions contained in the credit agreement.

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Consolidated EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At March 31, 2017, we believe we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Non-GAAP Measures

Adjusted EBITDA and Unlevered Free Cash Flow should not be considered as alternatives to net loss, operating income (loss), basic or diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA and Unlevered Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA, Unlevered Free Cash Flow or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA and Unlevered Free Cash Flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

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

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of the financial covenant ratios in our credit agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of the TECNOR earn-out;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA and Unlevered Free Cash Flow.

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net loss	$(1,987)	$(1,267)
Interest expense	619	668
Depreciation and amortization	7,316	8,243
(Gain) loss on sales of property, plant and equipment, net of retirements	37	(16)
Stock-based compensation	826	714
Restructuring	—	(632)
Executive departure costs	—	1,884
Acquisition costs	—	170
Income tax expense	414	902

Adjusted EBITDA (non-GAAP measure)	$7,225	$10,666

Adjusted EBITDA (non-GAAP measure)	$7,225	$10,666
Capital expenditures	3,160	4,905

Unlevered Free Cash Flow (non-GAAP measure)	$4,065	$5,761

We evaluate Adjusted EBITDA and Unlevered Free Cash Flow generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assist purchasing synergies.

Adjusted EBITDA decreased by $3.4 million to $7.2 million for the three months ended March 31, 2017, from $10.7 million for the three months ended March 31, 2016. The decrease resulted primarily from lower revenue partially offset by savings from cost containment actions.

Unlevered Free Cash Flow was $4.1 million in the three months ended March 31, 2017, a decrease of $1.7 million over the prior year quarter. The decrease in Unlevered Free Cash Flow was due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2017 and 2016, 10.2% and 15.9%, respectively of our revenues were earned in non-U.S. currencies. At March 31, 2017 and 2016, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2017 and December 31, 2016, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2017	2016
	(in thousands)
Effect on Net Income (Loss) and Equity—Increase/Decrease:
1% Decrease/increase in rate	$542	$615
2% Decrease/increase in rate	$1,085	$1,229
3% Decrease/increase in rate	$1,627	$1,844

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.2	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.4	Amendment to the Amended and Restated Bylaws of RigNet, Inc., effective May 18, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016, and incorporated herein by reference)

10.1	Lease Agreement between the Registrant and Park 10 Tenant LLC for 15115 Park Row Boulevard, Suite 300, Houston, TX 77084-4947 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2017, and incorporated herein by reference).

10.2+	Form of 2017 Performance Unit Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2017, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: May 8, 2017	By:	/s/ CHARLES E. SCHNEIDER
Charles E. Schneider
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)