Form 10-Q
period 2017-06-30
RigNet, Inc.
filed 2017-08-07
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

At July 31, 2017, there were outstanding 18,225,241 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$42,699	$57,152
Restricted cash	41	139
Accounts receivable, net	47,019	48,672
Costs and estimated earnings in excess of billings on uncompleted contracts	3,376	2,382
Prepaid expenses and other current assets	9,312	10,379

Total current assets	102,447	118,724
Property, plant and equipment, net	57,475	59,757
Restricted cash	1,500	1,514
Goodwill	27,300	21,998
Intangibles, net	20,944	16,028
Deferred tax and other assets	13,039	12,951

TOTAL ASSETS	$222,705	$230,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,878	$9,057
Accrued expenses	12,928	12,835
Current maturities of long-term debt	8,546	8,478
Income taxes payable	197	877
Deferred revenue and other current liabilities	8,375	3,625

Total current liabilities	40,924	34,872
Long-term debt	38,570	52,990
Deferred revenue	231	254
Deferred tax liability	655	256
Other liabilities	28,274	30,022

Total liabilities	108,654	118,394

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 or December 31, 2016	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 18,225,241 and 17,932,598 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	18	18
Treasury stock - 5,516 and no shares at June 30, 2017 and December 31, 2016, respectively, at cost	(116)	—
Additional paid-in capital	153,951	147,906
Accumulated deficit	(23,825)	(17,550)
Accumulated other comprehensive loss	(16,205)	(17,971)

Total stockholders’ equity	113,823	112,403
Non-redeemable, non-controlling interest	228	175

Total equity	114,051	112,578

TOTAL LIABILITIES AND EQUITY	$222,705	$230,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$49,162	$54,911	$97,234	$117,252

Expenses:
Cost of revenue (excluding depreciation and amortization)	33,038	33,276	62,913	69,552
Depreciation and amortization	7,552	9,013	14,868	17,256
Impairment of intangible assets	—	397	—	397
Selling and marketing	2,132	1,943	3,568	3,835
General and administrative	9,878	13,576	20,390	28,917

Total expenses	52,600	58,205	101,739	119,957

Operating loss	(3,438)	(3,294)	(4,505)	(2,705)
Other income (expense):
Interest expense	(613)	(643)	(1,232)	(1,311)
Other income (expense), net	(260)	315	(147)	29

Loss before income taxes	(4,311)	(3,622)	(5,884)	(3,987)
Income tax benefit (expense)	101	(1,234)	(313)	(2,136)

Net loss	(4,210)	(4,856)	(6,197)	(6,123)
Less: Net income (loss) attributable to non-redeemable, non-controlling interest	39	(105)	78	(39)

Net loss attributable to RigNet, Inc. stockholders	$(4,249)	$(4,751)	$(6,275)	$(6,084)

COMPREHENSIVE LOSS
Net loss	$(4,210)	$(4,856)	$(6,197)	$(6,123)
Foreign currency translation	905	(2,133)	1,766	(1,591)

Comprehensive loss	(3,305)	(6,989)	(4,431)	(7,714)
Less: Comprehensive income (loss) attributable to non-controlling interest	39	(105)	78	(39)

Comprehensive loss attributable to RigNet, Inc. stockholders	$(3,344)	$(6,884)	$(4,509)	$(7,675)

LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(4,249)	$(4,751)	$(6,275)	$(6,084)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.24)	$(0.27)	$(0.35)	$(0.35)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.24)	$(0.27)	$(0.35)	$(0.35)

Weighted average shares outstanding, basic	17,985	17,634	17,929	17,624

Weighted average shares outstanding, diluted	17,985	17,634	17,929	17,624

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(6,197)	$(6,123)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	14,868	17,256
Impairment of intangible assets	—	397
Stock-based compensation	1,942	1,842
Amortization of deferred financing costs	151	85
Deferred taxes	74	(1,627)
Change in fair value of earn-out/contingent consideration	(846)	—
Accretion of discount of contingent consideration payable for acquisitions	272	234
(Gain) loss on sales of property, plant and equipment, net of retirements	50	(150)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,777	13,676
Costs and estimated earnings in excess of billings on uncompleted contracts	(894)	4,670
Prepaid expenses and other assets	909	(2,727)
Accounts payable	(24)	(2,777)
Accrued expenses	(1,034)	(5,952)
Deferred revenue	5,325	(1,161)
Other liabilities	(7,090)	797

Net cash provided by operating activities	9,283	18,440

Cash flows from investing activities:
Acquisition of Cyphre Security Solutions and Orgtec S.A.P.I. de C.V., d.b.a. Tecnor, respectively	(4,900)	(4,841)
Capital expenditures	(6,522)	(9,430)
Proceeds from sales of property, plant and equipment	247	183
Increase (decrease) in restricted cash	112	(1,255)

Net cash used in investing activities	(11,063)	(15,343)

Cash flows from financing activities:
Proceeds from issuance of common stock	683	644
Subsidiary distributions to non-controlling interest	(25)	(123)
Repayments of long-term debt	(14,503)	(4,280)
Payment of financing fees	—	(100)

Net cash used in financing activities	(13,845)	(3,859)

Net decrease in cash and cash equivalents	(15,625)	(762)

Cash and cash equivalents:
Balance, January 1,	57,152	60,468
Changes in foreign currency translation	1,172	(250)

Balance, June 30,	$42,699	$59,456

Supplemental disclosures:
Income taxes paid	$1,103	$4,910
Interest paid	$873	$991
Non-cash investing - capital expenditures accrued	$3,595	$969
Non-cash investing - tenant improvement allowance	$1,728	$—
Non-cash investing - contingent consideration for acquisitions	$3,798	$6,425
Non-cash investing and financing - stock for Cyphre Security Solutions	$3,304	$—
Liabilities assumed in acquisitions	$100	$2,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2016	17,758	$18	—	$—	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313
Issuance of common stock upon the exercise of stock options	81	—	—	—	644	—	—	644	—	644
Restricted common stock cancellations	(33)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,842	—	—	1,842	—	1,842
Foreign currency translation	—	—	—	—	—	—	(1,591)	(1,591)	—	(1,591)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(123)	(123)
Net income (loss)	—	—	—	—	—	(6,084)	—	(6,084)	(39)	(6,123)

Balance, June 30, 2016	17,806	$18	—	$—	$145,498	$(12,127)	$(15,427)	$117,962	$—	$117,962

Balance, January 1, 2017	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578
Issuance of common stock upon the exercise of stock options	57	—	—	—	799	—	—	799	—	799
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	49	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock witheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	1,942	—	—	1,942	—	1,942
Foreign currency translation	—	—	—	—	—	—	1,766	1,766	—	1,766
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(6,275)	—	(6,275)	78	(6,197)

Balance, June 30, 2017	18,225	$18	6	$(116)	$153,951	$(23,825)	$(16,205)	$113,823	$228	$114,051

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. These ASUs allow for the use of either the full or modified retrospective transition method and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will adopt this ASU on January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

Note 2 – Business Combinations

Energy Satellite Services

On July 28, 2017, RigNet acquired substantially all the assets of Energy Satellite Services (ESS). ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry. The assets acquired enhance RigNet’s product offering, add to the Company’s existing midstream Supervisory Control and Data Acquisition (SCADA) customer portfolio, and strengthen the Company’s US land and Internet-of-Things (IoT) market position. The Company has paid approximately $22.2 million in cash for the ESS assets. ESS is based in Texas.

For the six months ended June 30, 2017, RigNet incurred $0.2 million, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Additional costs related to this acquisition will be incurred and recorded as expense during the remainder of 2017.

Due to the limited time since the acquisition date, the initial purchase accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including any intangible assets or goodwill. The Company is also unable to provide supplemental pro forma revenue and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017.

Data Technology Solutions Acquisition

On July 24, 2017, RigNet acquired substantially all the assets of Data Technology Solutions (DTS). DTS provides comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients. The Company has paid approximately $5.2 million in cash for the DTS assets. DTS is based in Louisiana.

For the six months ended June 30, 2017, RigNet incurred $0.1 million, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Additional costs related to this acquisition will be incurred and recorded as expense during the remainder of 2017.

Due to the limited time since the acquisition date, the initial purchase accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including any intangible assets or goodwill. The Company is also unable to provide supplemental pro forma revenue and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017.

Cyphre Security Solutions

On May 18, 2017, RigNet completed its acquisition of Cyphre Security Solutions (Cyphre) for an estimated aggregate purchase price of $12.0 million. Of this aggregate purchase price, RigNet paid $4.9 million in cash in May 2017, $3.3 million in stock and expects to pay $3.8 million of contingent consideration for intellectual property, estimated as of the date of acquisition. The initial estimate of the contingent consideration for intellectual property is preliminary and remains subject to change based on certain post-closing contractual options under the acquisition agreement. Cyphre is a cybersecurity company that provides advanced enterprise data protection leveraging BlackTIE® hardware-based encryption featuring low latency protection for files at rest and in transit for both public and private cloud. Cyphre is based in Texas.

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2017, the fair value of the contingent consideration was $3.8 million. During the three and six months ended June 30, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of Cyphre have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $4.6 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Cyphre, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Cyphre, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Managed Services segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Property and equipment			$18
Trade Name	7	1,590
Technology	7	5,571
Customer Relationships	7	332

Total identifiable intangible assets			7,493
Goodwill			4,591
Accrued Expenses			(100)

Total purchase price			$12,002	(a)

(a)	Includes a $3.8 million contingent consideration, estimated as of the date of acquisition.

For the six months ended June 30, 2017, RigNet incurred $0.4 million, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

Actual and Pro Forma Impact of the Cyphre Acquisition

Cyphre’s revenue and net loss were zero and $0.3 million, respectively, for the three and six months ended June 30, 2017.

The Pro forma impact of the Cyphre acquisition was immaterial.

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

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2017, the fair value of the earn-out was $5.1 million. There was a $0.8 million reduction in fair value to the TECNOR earn-out for the three and six months ended June 30, 2017 recorded as a reduction of other current liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a forecast of TECNOR’s future achievement of the post-closing performance targets. During the three and six months ended June 30, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million and $0.2 million, respectively, with corresponding increases to other current liabilities. The earn-out is payable in 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and six months ended June 30, 2016, RigNet incurred $0.1 million and $0.2 million, respectively, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30,
2016
(in thousands)
Revenue	$118,287
Expenses	124,207

Net loss	$(5,920)

Net loss attributable to RigNet, Inc. common stockholders	$(5,881)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.33)

Diluted	$(0.33)

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

The Company acquired $4.6 million of goodwill in the Cyphre acquisition completed on May 18, 2017 (see Note 2 – Business Combinations).

The Company acquired $6.5 million of goodwill in the TECNOR acquisition completed on February 4, 2016 (see Note 2 – Business Combinations).

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2016. The July 2016 annual test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified in any reporting unit as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, goodwill was $27.3 million and $22.0 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, and increases with acquisitions.

Intangibles

Intangibles consist of customer relationships, brand name, technology, backlog and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 7.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

In June 2016, the Company identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, the Company conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of the Company’s intangibles within Kazakhstan.

No impairment indicators have been identified in any reporting unit as of June 30, 2017.

As of June 30, 2017 and December 31, 2016, intangibles were $20.9 million and $16.0 million, respectively. During the three months ended June 30, 2017 and 2016, the Company recognized amortization expense of $1.5 million and $1.3 million, respectively. During the six months ended June 30, 2017 and 2016, the Company recognized amortization expense of $2.8 million and $2.6 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2017 and the following years (in thousands):

2017	2,630
2018	4,984
2019	3,974
2020	3,065
2021	2,772
Thereafter	3,519

$20,944

Note 5 – Restricted Cash

As of June 30, 2017, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. As of December 31, 2016, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the Managed

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Services segment (see Note 6 – Long-Term Debt). The restricted cash in current assets as of December 31, 2016 was an escrowed portion of the purchase price for the acquisition of TECNOR.

Note 6 – Long-Term Debt

As of June 30, 2017 and December 31, 2016, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2017	2016
	(in thousands)
Term loan, net of unamortized deferred financing costs	$29,859	$34,053
Revolving loan	17,000	27,000
Capital lease	257	415

	47,116	61,468
Less: Current maturities of long-term debt	(8,412)	(8,399)
Current maturities of capital lease	(134)	(79)

	$38,570	$52,990

Term Loan

The Company has a term loan (Term Loan) issued under the second amended and restated credit agreement with four participating financial institutions (credit agreement). On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2017 and 2016 was 3.1% and 2.4%, respectively. The weighted average interest rate for the six months ended June 30, 2017 and 2016 was 3.1% and 2.3%, respectively, with an interest rate of 3.2% at June 30, 2017.

The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2017, the Term Loan had an outstanding principal balance of $30.0 million.

Revolving Loans

Under the credit agreement, the Company maintains a $75.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of June 30, 2017, $17.0 million in draws remain outstanding on the revolving credit facility. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. As of June 30, 2017, there were $6.3 million in standby letters of credit issued.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended June 30, 2017 and 2016 was 3.1% and 2.3%, respectively. The weighted average interest rate for the six months ended June 30, 2017 and 2016 was 3.1% and 2.3%, respectively, with an interest rate of 3.2% at June 30, 2017.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.2 million. This facility has a maturity date of October 3, 2018. As of June 30, 2017, the amount available under this facility was £2.0 million or $2.6 million. As of June 30, 2017, there were $5.6 million in standby letters of credit issued to collateralize this performance bond facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of June 30, 2017. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2017, and December 31, 2016, the Company believes it was in compliance with all covenants in the credit agreement.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization for the remainder of 2017 and the following years (in thousands):

2017	4,269
2018	42,771
2019	76

Total debt, including current maturities	$47,116

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2017, the fair value of the contingent consideration was $3.8 million. During the three and six months ended June 30, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2017, the fair value of the earn-out was $5.1 million. As of December 31, 2016, the fair value of the earn-out was $5.7 million. There was a $0.8 million reduction in fair value to the TECNOR earn-out for the three and six months ended June 30, 2017 recorded as a reduction of other current liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a forecast of TECNOR’s future achievement of the post-closing performance targets. During the three and six months ended June 30, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million and $0.2 million, respectively, with corresponding increases to other liabilities. (see Note 2 – Business Combinations).

Note 8 – Income Taxes

The Company’s effective income tax rate was 2.3% and (5.3%) for the three and six months ended June 30, 2017, respectively. The Company’s effective income tax rate was (34.1%) and (53.6%) for the three and six months ended June 30, 2016, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company believes that it is reasonably possible that a decrease of up to $3.1 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2017, the Company granted a total of 226,974 restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 125,852 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 33,586 RSUs issued to directors that vest in May 2018 and (iii) 67,536 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by certain performance based targets.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the six months ended June 30, 2017, 63,293 RSUs and 20,863 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2017 and 2016 was $1.9 million and $1.8 million, respectively. As of June 30, 2017, there was $9.5 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2017, there were approximately 541,964 and 575,214 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three and six months ended June 30, 2016, there were approximately 1,591,554 and 1,309,565 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 11 – Commitments and Contingencies

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, and the Company are in a dispute relating to a January 2014 agreement regarding the purchase by the Company of up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). The parties are attempting to resolve the GX dispute through a contractually stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat.

The Company has incurred legal expenses of $0.5 million in connection with the GX dispute for the six months ended June 30, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

Based on the information available at this time and management’s understanding of the GX dispute, the Company does not deem the likelihood of a material loss related to this dispute to be probable, so it has not accrued any liability related to the dispute. At this stage of the arbitration, the range of possible loss is not reasonably estimable, but could range from zero to the maximum amount payable under the contract for the services plus expenses.

Other Litigation

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

Contractual Dispute Settlement

The Company’s Systems Integration and Automation (SI&A) business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, the Company recognized $2.3 million of gain in the first quarter of 2016. In the Company’s Annual Report on form 10-K for the year ended December 31, 2016, the Company reported that it had received the certificate of final acceptance from the customer acknowledging completion of the project. The total loss incurred over the life of this project amounted to $11.2 million.

The Company incurred legal expenses of $0.2 million in connection with the dispute for the six months ended June 30, 2016.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. For the three months ended June 30, 2017 and 2016, the Company recognized expense under operating leases of $1.0 million and $1.0 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recognized expense under operating leases of $2.0 million and $2.1 million, respectively.

As of June 30, 2017, future minimum lease obligations for the remainder of 2017 and future years were as follows (in thousands):

2017	1,618
2018	1,650
2019	1,009
2020	740
2021	468
Thereafter	1,750

$7,235

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2017, the Company had the following commercial commitments related to satellite and network services for the remainder of 2017 and the future years thereafter (in thousands):

2017	5,561
2018	5,440
2019	2,152
2020	693
2021	676

$14,522

The Company is no longer reporting $65.0 million in the above table for capacity from Inmarsat’s GX network. Please see paragraph “GX Dispute” above for details of the ongoing arbitration and the Company’s notice to terminate the contract with Inmarsat.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RigNet considers its business to consist of two segments:

•	Managed Services. The Managed Services segment provides remote communications and technology services for offshore and onshore drilling rigs and production facilities, support vessels, midstream assets and other remote sites. The Managed Services segment primarily operates out of the Company’s United States, United Kingdom, Norway, Qatar, UAE, Singapore, Brazil and Mexico based offices for customers globally.

•	Systems Integration and Automation (SI&A). The SI&A segment provides customized solutions for customers’ telecommunications systems. SI&A solutions are delivered based on the customer’s specifications, in addition to international industry standards and best practices. SI&A project elements may include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and maintenance services. The SI&A segment primarily operates out of the Company’s Aberdeen, Houston and Monterrey offices for customers globally.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three and six months ended June 30, 2017 and 2016, is presented below.

	Three Months Ended June 30, 2017
	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$43,055	$6,107	$—	$49,162
Cost of revenue (excluding depreciation and amortization)	27,544	5,494	—	33,038
Depreciation and amortization	6,229	611	712	7,552
Selling, general and administrative	5,272	422	6,316	12,010

Operating income (loss)	$4,010	$(420)	$(7,028)	$(3,438)

Capital expenditures	4,266	—	645	4,911

	Three Months Ended June 30, 2016
	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$50,219	$4,692	$—	$54,911
Cost of revenue (excluding depreciation and amortization)	29,682	3,594	—	33,276
Depreciation and amortization	7,585	9	1,419	9,013
Impairment of goodwill and intangible assets	—	—	397	397
Selling, general and administrative	7,635	721	7,163	15,519

Operating income (loss)	$5,317	$368	$(8,979)	$(3,294)

Capital expenditures	4,020	—	650	4,670

	Six Months Ended June 30, 2017
	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$87,149	$10,085	$—	$97,234
Cost of revenue (excluding depreciation and amortization)	54,346	8,567	—	62,913
Depreciation and amortization	12,260	1,198	1,410	14,868
Selling, general and administrative	10,237	892	12,829	23,958

Operating income (loss)	$10,306	$(572)	$(14,239)	$(4,505)

Total assets	194,829	16,869	11,007	222,705
Capital expenditures	7,426	—	645	8,071

	Six Months Ended June 30, 2016
	Managed Services	Systems Integration and Automation	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$104,640	$12,612	$—	$117,252
Cost of revenue (excluding depreciation and amortization)	60,682	8,870	—	69,552
Depreciation and amortization	14,774	38	2,444	17,256
Impairment of goodwill and intangible assets	—	—	397	397
Selling, general and administrative	15,530	1,642	15,580	32,752

Operating income (loss)	$13,654	$2,062	$(18,421)	$(2,705)

Total assets	216,073	29,539	3,209	248,821
Capital expenditures	8,429	—	1,146	9,575

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2017 and 2016. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Domestic	$14,022	$16,261	$28,974	$32,228
International	35,140	38,650	68,260	85,024

Total	$49,162	$54,911	$97,234	$117,252

The following table presents goodwill and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
	(in thousands)
Domestic	$31,317	$27,682
International	74,402	70,101

Total	$105,719	$97,783

Note 13 – Restructuring Costs – Cost Reduction Plans

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

During the six months ended June 30, 2016, the Company incurred net pre-tax restructuring expense of $0.5 million in the Corporate segment consisting of $0.4 million of exit costs from the corporate office lease and $0.9 million associated with the reduction of 42 employees partially offset by a net reduction to restructuring charges of $0.8 million due to a reversal of previously accrued restructuring charges for employees that the Company did not release and expense not incurred. The Company undertook restructuring plans in 2016 to reduce costs and improve the Company’s competitive position.

Note 14 – Executive Departure costs

Marty Jimmerson, the Company’s former CFO, served as Interim CEO and President from January 7, 2016 to May 31, 2016, to replace Mark Slaughter, the prior CEO and President. Mr. Jimmerson departed the Company on June 1, 2016. In connection with the departure of Mr. Slaughter, in the first quarter of 2016 the Company incurred a pre-tax executive departure expense of $1.9 million in the Corporate segment. On May 31, 2016, Steven E. Pickett was named CEO and President of the Company.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our services and solutions;

•	the advantages of our services compared to others;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs and expanding our business into remote communication market adjacencies;

•	our strategy and acquisitions;

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	the GX dispute

•	our resource reallocation activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage

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

Our Operations

We are a leading global specialized provider of customized systems and solutions serving customers with complex data networking and operational requirements. We provide solutions ranging from fully-managed voice and data networks to more advanced applications that include video conferencing and monitoring, crew welfare, asset and weather monitoring and real-time data services under a multi-tenant revenue model. Our customers use our private extranet to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unavailable or unreliable. We offer our clients what is often the sole means of communications for their remote operations, including offshore and onshore drilling rigs, production facilities, oilfield service equipment, maritime vessels, midstream assets and regional support offices.

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

•	Managed Services. Our Managed Services segment provides remote communications and technology services for offshore and onshore drilling rigs and production facilities, support vessels, midstream assets and other remote sites. Our Managed Services segment primarily operates out of our United States, United Kingdom, Norway, Qatar, UAE, Singapore, Brazil and Mexico based offices for customers globally.

•	Systems Integration and Automation (SI&A). Our SI&A segment provides customized solutions for customer telecommunications systems. SI&A solutions are delivered based on the customer’s specifications, in addition to international industry standards and best practices. SI&A project elements may include consultancy services, design, engineering, project management, procurement, testing, installation, commissioning and maintenance services. Our SI&A segment primarily operates out of our Aberdeen, Houston and Monterrey offices for customers globally.

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

Recent Developments

On July 28, 2017, we acquired substantially all the assets of Energy Satellite Services (ESS). ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry. The assets acquired enhance our product offering, add to our existing midstream Supervisory Control and Data Acquisition (SCADA) customer portfolio, and strengthen our US land and Internet-of-Things (IoT) market position. We have paid approximately $22.2 million in cash for the ESS assets. ESS is based in Texas.

On July 24, 2017, we acquired substantially all the assets of Data Technology Solutions (DTS). DTS provides comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients. We have paid approximately $5.2 million in cash for the DTS assets. DTS is based in Louisiana.

As noted under paragraph GX Dispute below, in July 2017, we delivered a notice of termination of an agreement with Inmarsat to acquire capacity from Inmarsat’s GX network. As a result, the Company will continue to offer other solutions to its customers as it has in the past. The Company will continue to evaluate and make available the best service options for its customers’ telecommunication needs.

On May 18, 2017, we completed our acquisition of Cyphre Security Solutions (Cyphre) for an estimated aggregate purchase price of $12.0 million. Of this aggregate purchase price, we paid $4.9 million in cash, $3.3 million in stock and expect to pay $3.8 million of contingent consideration for intellectual property, estimated as of the date of acquisition. The initial estimate of the contingent consideration for intellectual property is preliminary and remains subject to change based on certain post-closing contractual options under the acquisition agreement. Cyphre is a cybersecurity company that provides advanced enterprise data protection leveraging BlackTIE® hardware-based encryption featuring low latency protection for files at rest and in transit for both public and private cloud. Cyphre is based in Texas.

In January 2017, we signed and announced an eight-year lease for new headquarters space, comprised of 28,808 square feet located at 15115 Park Row Blvd, Suite 300, Houston, Texas. The term of this lease runs through June 2025.

Known Trends and Uncertainties

Operating Matters

Uncertainties and negative trends in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve deteriorated throughout 2015 and 2016 and remain challenged into 2017, particularly offshore. Oil prices declined significantly throughout 2015 and into 2016 from the highs in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Although oil prices and U.S. onshore drilling rig counts have increased since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on shorter term, land-based projects that generally require less capital investment. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies reduced their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment.

For the periods referenced below, we were billing on the following sites listed in the table below:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2017	2017	2016	2016	2016
Selected Operational Data:
Offshore drilling rigs (1)	173	173	175	194	211
Offshore Production	296	290	280	287	287
Maritime	134	124	122	128	105
International Land	112	104	104	101	99
Other sites (2)	336	304	240	238	236

Total	1,051	995	921	948	938

(1)	Includes jack up, semi-submersible and drillship rigs
(2)	Includes U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs

In addition, uncertainties that could impact our profitability include service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, cyber-attacks, export restrictions, licenses and other trade barriers. These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations. Additional uncertainties that could impact our operating cash flows include the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs.

Sales Tax Audit

We are undergoing a routine sales tax audit in a state where we have operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next nine months. We do not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

GX Dispute

We are in a dispute with Inmarsat relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. We are attempting to resolve the dispute through a contractually stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to our contractual rights under the agreement, we delivered a notice of termination of the agreement to Inmarsat.

We have incurred legal expenses of $0.5 million in connection with the GX dispute for the six months ended June 30, 2017. We may continue to incur significant legal fees, related expenses and management time in the future. We cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

Based on the information available at this time and our understanding of the GX dispute, we do not deem the likelihood of a material loss related to this dispute to be probable, so we have not accrued any liability related to the dispute. At this stage of the arbitration, the range of possible loss is not reasonably estimable, but could range from zero to the maximum amount payable under the contract for the services plus expenses.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$49,162	$54,911	$97,234	$117,252

Expenses:
Cost of revenue (excluding depreciation and amortization)	33,038	33,276	62,913	69,552
Depreciation and amortization	7,552	9,013	14,868	17,256
Impairment of intangible assets	—	397	—	397
Selling and marketing	2,132	1,943	3,568	3,835
General and administrative	9,878	13,576	20,390	28,917

Total expenses	52,600	58,205	101,739	119,957

Operating loss	(3,438)	(3,294)	(4,505)	(2,705)
Other expense, net	(873)	(328)	(1,379)	(1,282)

Loss before income taxes	(4,311)	(3,622)	(5,884)	(3,987)
Income tax benefit (expense)	101	(1,234)	(313)	(2,136)

Net loss	(4,210)	(4,856)	(6,197)	(6,123)
Less: Net income attributable to non-controlling interest	39	(105)	78	(39)

Net loss attributable to RigNet, Inc. stockholders	$(4,249)	$(4,751)	$(6,275)	$(6,084)

Other Non-GAAP Data:
Unlevered Free Cash Flow	$1,142	$3,954	$5,207	$9,715
Adjusted EBITDA	$6,053	$8,624	$13,278	$19,290

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Managed Services:
Revenue	$43,055	$50,219	$87,149	$104,640
Cost of revenue (excluding depreciation and amortization)	27,544	29,682	54,346	60,682
Depreciation and amortization	6,229	7,585	12,260	14,774
Selling, general and administrative	5,272	7,635	10,237	15,530

Managed Services operating income	$4,010	$5,317	$10,306	$13,654

Systems Integration and Automation (SI&A):
Revenue	$6,107	$4,692	$10,085	$12,612
Cost of revenue (excluding depreciation and amortization)	5,494	3,594	8,567	8,870
Depreciation and amortization	611	9	1,198	38
Selling, general and administrative	422	721	892	1,642

Systems Integration and Automation operating income (loss)	$(420)	$368	$(572)	$2,062

NOTE: Consolidated balances include the two segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2017 and 2016

Revenue. Revenue decreased by $5.7 million, or 10.5%, to $49.2 million for the three months ended June 30, 2017 from $54.9 million for the three months ended June 30, 2016. This decrease was driven by lower revenue in the Managed Services segment, partially offset by increased revenues in the SI&A segment. The Managed Services segment decreased $7.2 million, or 14.3%, primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 38 offshore drilling sites served was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. Revenue continues to be impacted by previously announced reductions in offshore drilling. The SI&A segment increased $1.4 million, or 30.2%, due to the timing of SI&A projects.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $0.2 million, or 0.7%, to $33.0 million for the three months ended June 30, 2017 from $33.3 million for the three months ended June 30, 2016. Cost of revenue (excluding depreciation and amortization) decreased in the Managed Services segment by $2.1 million primarily due to reductions in ongoing expenses. This was partially offset by an increase in cost of revenue in the SI&A segment of $1.9 million due to the timing of SI&A projects.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.5 million to $7.6 million for the three months ended June 30, 2017 from $9.0 million for the three months ended June 30, 2016. The decrease is primarily attributable to lower levels of capital expenditures in recent years.

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

Selling and Marketing. Selling and marketing expense increased $0.2 million to $2.1 million for the three months ended June 30, 2017 from $1.9 million for the three months ended June 30, 2016.

General and Administrative. General and administrative expenses decreased by $3.7 million to $9.9 million for the three months ended June 30, 2017 from $13.6 million for the three months ended June 30, 2016. General and administrative costs decreased in both segments due to reductions in ongoing expenses.

Income Tax Expense. Our effective income tax rate was 2.3% and (34.1%) for the three months ended June 30, 2017 and 2016, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2017 and 2016

Revenue. Revenue decreased by $20.0 million, or 17.1%, to $97.2 million for the six months ended June 30, 2017 from $117.3 million for the six months ended June 30, 2016. This decrease was driven by lower revenues across both segments. The Managed Services segment decreased $17.5 million, or 16.7%, primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 38 offshore drilling sites served was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. Revenue continues to be impacted by previously announced reductions in offshore drilling. The SI&A segment decreased $2.5 million, or 20.0%, due to the timing of SI&A projects.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $6.6 million, or 9.5%, to $62.9 million for the six months ended June 30, 2017 from $69.6 million for the six months ended June 30, 2016. Cost of revenue (excluding depreciation and amortization) decreased in both segments primarily due to reductions in ongoing expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased by $2.4 million to $14.9 million for the six months ended June 30, 2017 from $17.3 million for the six months ended June 30, 2016. The decrease is primarily attributable to lower levels of capital expenditures in recent years.

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

Selling and Marketing. Selling and marketing expense decreased $0.3 million to $3.6 million for the six months ended June 30, 2017 from $3.8 million for the six months ended June 30, 2016.

General and Administrative. General and administrative expenses decreased by $8.5 million to $20.4 million for the six months ended June 30, 2017 from $28.9 million for the six months ended June 30, 2016. General and administrative costs decreased in both segments due to reductions in ongoing expenses.

Income Tax Expense. Our effective income tax rate was (5.3%) and (53.6%) for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At June 30, 2017, we had working capital, including cash, of $61.5 million.

On July 28, 2017, concurrent with our acquiring substantially all the assets of ESS, we made a $15.0 million draw on the Revolving Credit Facility (RCF).

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

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$57,152	$60,468
Net cash provided by operating activities	9,283	18,440
Net cash used in investing activities	(11,063)	(15,343)
Net cash used in financing activities	(13,845)	(3,859)
Changes in foreign currency translation	1,172	(250)

Cash and cash equivalents, June 30,	$42,699	$59,456

Currently, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2017 and 2016, 89.5% and 84.0% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $9.3 million for the six months ended June 30, 2017 compared to $18.4 million for the six months ended June 30, 2016. The decrease in cash provided by operating activities during 2017 of $9.2 million was primarily due to decreased operating activity.

Our cash provided by operations is subject to many variables, the most significant of which is the volatility of the oil and gas industry and, therefore, the demand for our services. Other factors impacting operating cash flows include the availability and cost of satellite bandwidth, as well as the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging our contracted satellite and other communication service costs.

Investing Activities

Net cash used in investing activities was $11.1 million and $15.3 million for the six months ended June 30, 2017 and 2016, respectively.

Net Cash used in investing activities during the six months ended June 30, 2017 included $4.9 million paid in connection with the acquisition of Cyphre. Net Cash used in investing activities during the six months ended June 30, 2016 included $4.8 million paid for the acquisition of TECNOR. Net cash used in investing activities during the six months ended June 30, 2017 and 2016 includes capital expenditures of $6.5 million and $9.4 million, respectively. We expect capital expenditures for 2017 to be lower than the previous year due to continued low levels of global offshore oil and gas drilling activity.

Financing Activities

Net cash used in financing activities was $13.8 million and $3.9 million for the six months ended June 30, 2017 and 2016, respectively. Cash used in financing activities for the six months ended June 30, 2017 included $14.5 million in principal payments on our long-term debt consisting primarily of $4.3 million on the Term Loan and $10.0 million on the RCF. Cash used in financing activities for the six months ended June 30, 2016 included $4.3 million in principal payments on our long-term debt.

Credit Agreement

The Company has a $60.0 million term loan (Term Loan) and a $75.0 million RCF, which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended June 30, 2017 and 2016 was 3.1% and 2.4%, respectively. The weighted average interest rate for the six months ended June 30, 2017 and 2016 was 3.1% and 2.3%, respectively, with an interest rate of 3.2% at June 30, 2017. The Term Loan is secured by substantially all the assets of the Company. As of June 30, 2017, the outstanding principal balance of the Term Loan was $30.0 million.

The RCF matures in October 2018 with any outstanding borrowings then payable. Borrowings under the RCF carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of June 30, 2017, $17.0 million in draws on the facility remain outstanding. The weighted average interest rate for the three months ended June 30, 2017 and 2016 was 3.1% and 2.3%, respectively. The weighted average interest rate for the six months ended June 30, 2017 and 2016 was 3.1% and 2.3%, respectively, with an interest rate of 3.2% at June 30, 2017.

As of June 30, 2017, there were $6.3 million in standby letters of credit issued, which reduces our availability under the RCF.

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

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Consolidated EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At June 30, 2017, we believe we were in compliance with all covenants.

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

We define Adjusted EBITDA as net loss plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of earn-outs/contingent consideration, stock-based compensation, merger/acquisition costs, executive departure costs, restructuring charges and non-recurring items.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of Consolidated EBITDA, as defined and used in the financial covenant ratios in the credit agreement.

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of earn-outs/contingent consideration;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of earn-outs/contingent consideration;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA and Unlevered Free Cash Flow.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(4,210)	$(4,856)	$(6,197)	$(6,123)
Interest expense	613	643	1,232	1,311
Depreciation and amortization	7,552	9,013	14,868	17,256
Impairment of intangible assets	—	397	—	397
(Gain) loss on sales of property, plant and equipment, net of retirements	13	(134)	50	(150)
Stock-based compensation	1,116	1,128	1,942	1,842
Restructuring	—	1,129	—	497
Change in fair value of earn-out/contingent consideration	(846)	—	(846)	—
Executive departure costs	—	—	—	1,884
Acquisition costs	1,916	70	1,916	240
Income tax expense (benefit)	(101)	1,234	313	2,136

Adjusted EBITDA (non-GAAP measure)	$6,053	$8,624	$13,278	$19,290

Adjusted EBITDA (non-GAAP measure)	$6,053	$8,624	$13,278	$19,290
Capital expenditures	4,911	4,670	8,071	9,575

Unlevered Free Cash Flow (non-GAAP measure)	$1,142	$3,954	$5,207	$9,715

We evaluate Adjusted EBITDA and Unlevered Free Cash Flow generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assist purchasing synergies.

Adjusted EBITDA decreased by $2.6 million to $6.1 million for the three months ended June 30, 2017, from $8.6 million for the three months ended June 30, 2016. Adjusted EBITDA decreased by $6.0 million to $13.3 million for the six months ended June 30, 2017, from $19.3 million for the six months ended June 30, 2016. The decrease resulted primarily from lower revenue partially offset by a reduction in ongoing operating expenses.

Unlevered Free Cash Flow was $1.1 million in the three months ended June 30, 2017, a decrease of $2.8 million over the prior year quarter. The decrease in Unlevered Free Cash Flow over the prior year quarter was due to decreased Adjusted EBITDA. Unlevered Free Cash Flow was $5.2 million in the six months ended June 30, 2017, a decrease of $4.5 million over the prior year period. The decrease in Unlevered Free Cash Flow over the prior year period was due to decreased Adjusted EBITDA partially offset by a decline in capital expenditures.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2017 and 2016, 10.5% and 16.0%, respectively of our revenues were earned in non-U.S. currencies. At June 30, 2017 and 2016, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2017 and December 31, 2016, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2017	2016
	(in thousands)
Effect on Net Income (Loss) and Equity—Increase/Decrease:
1% Decrease/increase in rate	$471	$615
2% Decrease/increase in rate	$942	$1,229
3% Decrease/increase in rate	$1,413	$1,844

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Inmarsat and the Company are in a dispute relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. The parties are attempting to resolve the dispute through a contractually stipulated arbitration process with the International Centre for Dispute Resolution that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat.

The Company has incurred legal expenses of $0.5 million in connection with the GX dispute for the six months ended June 30, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

Based on the information available at this time and management’s understanding of the GX dispute, the Company does not deem the likelihood of a material loss related to this dispute to be probable, so it has not accrued any liability related to the dispute. At this stage of the arbitration, the range of possible loss is not reasonably estimable, but could range from zero to the maximum amount payable under the contract for the services plus expenses.

The Company, in the ordinary course of business, is a claimant or a defendant in various other legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

192,136 shares valued at $3.3 million were used in the May 18, 2017 acquisition of Cyphre Security Solutions (Cyphre), a private Texas based company. Cyphre is a cybersecurity company that provides advanced enterprise data protection leveraging BlackTIE® hardware-based encryption featuring low latency protection for files at rest and in transit for both public and private cloud.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.2	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.4	Amendment to the Amended and Restated Bylaws of RigNet, Inc., effective May 18, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016, and incorporated herein by reference)

10.1+	Consulting Services Agreement between the Registrant and William Sutton dated July 13, 2017

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: August 7, 2017	By:	/s/ CHARLES E. SCHNEIDER
Charles E. Schneider
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)