Form 10-Q
period 2017-09-30
RigNet, Inc.
filed 2017-11-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

At October 31, 2017, there were outstanding 18,225,194 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2017	December 31, 2016
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$32,900	$57,152
Restricted cash	43	139
Accounts receivable, net	49,216	48,672
Costs and estimated earnings in excess of billings on uncompleted contracts	1,773	2,382
Prepaid expenses and other current assets	6,743	10,379

Total current assets	90,675	118,724
Property, plant and equipment, net	62,895	59,757
Restricted cash	1,500	1,514
Goodwill	37,122	21,998
Intangibles, net	32,341	16,028
Deferred tax and other assets	13,315	12,951

TOTAL ASSETS	$237,848	$230,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,195	$9,057
Accrued expenses	15,592	12,835
Current maturities of long-term debt	8,545	8,478
Income taxes payable	240	877
Deferred revenue and other current liabilities	9,340	3,625

Total current liabilities	45,912	34,872
Long-term debt	51,455	52,990
Deferred revenue	263	254
Deferred tax liability	301	256
Other liabilities	27,365	30,022

Total liabilities	125,296	118,394

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2017 or December 31, 2016	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 18,225,194 and 17,932,598 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	18	18
Treasury stock - 5,516 and no shares at September 30, 2017 and December 31, 2016, respectively, at cost	(116)	—
Additional paid-in capital	154,959	147,906
Accumulated deficit	(28,057)	(17,550)
Accumulated other comprehensive loss	(14,468)	(17,971)

Total stockholders’ equity	112,336	112,403
Non-redeemable, non-controlling interest	216	175

Total equity	112,552	112,578

TOTAL LIABILITIES AND EQUITY	$237,848	$230,972

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$50,844	$50,612	$148,078	$167,864

Expenses:
Cost of revenue (excluding depreciation and amortization)	32,385	29,860	95,298	99,412
Depreciation and amortization	7,999	8,305	22,867	25,561
Impairment of intangible assets	—	—	—	397
Selling and marketing	2,400	1,724	5,968	5,559
General and administrative	11,011	10,476	31,401	39,393

Total expenses	53,795	50,365	155,534	170,322

Operating income (loss)	(2,951)	247	(7,456)	(2,458)
Other income (expense):
Interest expense	(689)	(729)	(1,921)	(2,040)
Other income (expense), net	209	(426)	62	(397)

Loss before income taxes	(3,431)	(908)	(9,315)	(4,895)
Income tax expense	(762)	(540)	(1,075)	(2,676)

Net loss	(4,193)	(1,448)	(10,390)	(7,571)
Less: Net income attributable to non-redeemable, non-controlling interest	39	210	117	171

Net loss attributable to RigNet, Inc. stockholders	$(4,232)	$(1,658)	$(10,507)	$(7,742)

COMPREHENSIVE LOSS
Net loss	$(4,193)	$(1,448)	$(10,390)	$(7,571)
Foreign currency translation	1,737	(363)	3,503	(1,954)

Comprehensive loss	(2,456)	(1,811)	(6,887)	(9,525)
Less: Comprehensive income (loss) attributable to non-controlling interest	39	210	117	171

Comprehensive loss attributable to RigNet, Inc. stockholders	$(2,495)	$(2,021)	$(7,004)	$(9,696)

LOSS PER SHARE – BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(4,232)	$(1,658)	$(10,507)	$(7,742)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.23)	$(0.09)	$(0.58)	$(0.44)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.23)	$(0.09)	$(0.58)	$(0.44)

Weighted average shares outstanding, basic	18,086	17,782	17,982	17,677

Weighted average shares outstanding, diluted	18,086	17,782	17,982	17,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(10,390)	$(7,571)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	22,867	25,561
Impairment of intangible assets	—	397
Stock-based compensation	2,949	2,708
Amortization of deferred financing costs	192	132
Deferred taxes	(271)	(1,461)
Change in fair value of earn-out/contingent consideration	(846)	(1,279)
Accretion of discount of contingent consideration payable for acquisitions	417	378
(Gain) loss on sales of property, plant and equipment, net of retirements	55	(164)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(122)	10,498
Costs and estimated earnings in excess of billings on uncompleted contracts	716	4,078
Prepaid expenses and other assets	3,714	(4,927)
Accounts payable	1,697	(475)
Accrued expenses	1,733	(5,741)
Deferred revenue and other assets	6,212	67
Other liabilities	(8,035)	553

Net cash provided by operating activities	20,888	22,754

Cash flows from investing activities:
Acquisitions	(32,205)	(4,841)
Capital expenditures	(13,186)	(11,152)
Proceeds from sales of property, plant and equipment	274	205
Increase (decrease) in restricted cash	110	(1,098)

Net cash used in investing activities	(45,007)	(16,886)

Cash flows from financing activities:
Proceeds from issuance of common stock	684	1,606
Subsidiary distributions to non-controlling interest	(76)	(197)
Proceeds from borrowings	15,000	—
Repayments of long-term debt	(16,660)	(9,420)
Payment of financing fees	—	(100)

Net cash used in financing activities	(1,052)	(8,111)

Net change in cash and cash equivalents	(25,171)	(2,243)

Cash and cash equivalents:
Balance, January 1,	57,152	60,468
Changes in foreign currency translation	919	(986)

Balance, September 30,	$32,900	$57,239

Supplemental disclosures:
Income taxes paid	$1,515	$5,890
Interest paid	$1,362	$1,527
Property, plant and equipment acquired under capital leases	$—	$335
Non-cash investing - capital expenditures accrued	$2,785	$653
Non-cash investing - tenant improvement allowance	$1,728	$—
Non-cash investing - contingent consideration for acquisitions	$3,798	$5,553
Non-cash investing and financing - stock for Cyphre Security Solutions	$3,304	$—
Liabilities assumed in acquisitions	$674	$2,408

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

					Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, January 1, 2016	17,758	$18	—	$—	$143,012	$(6,043)	$(13,836)	$123,151	$162	$123,313
Issuance of common stock upon the exercise of stock options	213	—	—	—	1,606	—	—	1,606	—	1,606
Restricted common stock cancellations	(44)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,708	—	—	2,708	—	2,708
Foreign currency translation	—	—	—	—	—	—	(1,954)	(1,954)	—	(1,954)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(197)	(197)
Net income (loss)	—	—	—	—	—	(7,742)	—	(7,742)	171	(7,571)

Balance, September 30, 2016	17,927	$18	—	$—	$147,326	$(13,785)	$(15,790)	$117,769	$136	$117,905

Balance, January 1, 2017	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578
Issuance of common stock upon the exercise of stock options	58	—	—	—	800	—	—	800	—	800
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	48	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock witheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	2,949	—	—	2,949	—	2,949
Foreign currency translation	—	—	—	—	—	—	3,503	3,503	—	3,503
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(76)	(76)
Net income (loss)	—	—	—	—	—	(10,507)	—	(10,507)	117	(10,390)

Balance, September 30, 2017	18,225	$18	6	$(116)	$154,959	$(28,057)	$(14,468)	$112,336	$216	$112,552

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. These ASUs allow for the use of either the full or modified retrospective transition method and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company will adopt this ASU on January 1, 2018. The Company’s evaluation of this ASU included a detailed review of representative contracts from each segment and comparing historical accounting policies and practices to the new standard. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

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

Note 2 – Business Combinations

Energy Satellite Services

On July 28, 2017, RigNet acquired substantially all the assets of Energy Satellite Services (ESS). ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry. The assets acquired enhance RigNet’s Supervisory Control and Data Acquisition (SCADA) customer portfolio, and strengthen the Company’s US land and Internet-of-Things (IoT) market position. The Company paid $22.2 million in cash for the ESS assets. ESS is based in Texas.

The assets and liabilities of ESS have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $8.6 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and ESS, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of ESS, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Applications and Internet-of-Things segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$168
Property and equipment			1,000
Covenant Not to Compete	5	3,040
Customer Relationships	7	9,870

Total identifiable intangible assets			12,910
Goodwill			8,613
Accounts Payable			(491)

Total purchase price			$22,200

Data Technology Solutions

On July 24, 2017, RigNet acquired substantially all the assets of Data Technology Solutions (DTS). DTS provides comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients. The Company paid $5.1 million in cash for the DTS assets. DTS is based in Louisiana.

The assets and liabilities of DTS have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $0.6 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and DTS, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of DTS, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Managed Services segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Property and equipment		$4,553
Goodwill		635
Accounts Payable		(83)

Total purchase price		$5,105

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

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2017, the fair value of the contingent consideration was $3.9 million. During the three and nine months ended September 30, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

The assets and liabilities of Cyphre have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $4.6 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Cyphre, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Cyphre, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Applications and Internet-of-Things segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Property and equipment			$18
Trade Name	7	1,590
Technology	7	5,571
Customer Relationships	7	332

Total identifiable intangible assets			7,493
Goodwill			4,591
Accrued Expenses			(100)

Total purchase price			$12,002	(a)

(a)	Includes $3.8 million in contingent consideration estimated as of the date of acquisition.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Actual and Pro Forma Impact of the 2017 Acquisitions

The 2017 acquisitions of ESS, DTS and Cyphre contributed $2.4 million of revenue for the three and nine months ended September 30, 2017. The 2017 acquisitions contributed $0.6 million and $0.3 million to net income for the three and nine months ended September 30, 2017, respectively.

The following table represents supplemental pro forma information as if the 2017 acquisitions had occurred on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenue	$52,150	$54,722	$158,085	$180,602
Expenses	55,993	54,552	165,484	183,575

Net loss	$(3,843)	$170	$(7,399)	$(2,973)

Net loss attributable to RigNet, Inc. common stockholders	$(3,882)	$(40)	$(7,516)	$(3,144)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.21)	$(0.00)	$(0.42)	$(0.18)

Diluted	$(0.21)	$(0.00)	$(0.42)	$(0.18)

For the three and nine months ended September 30, 2017, RigNet incurred $0.8 million and $2.7 million, respectively, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Condensed Consolidated Statements of Comprehensive Loss. Additional costs related to these acquisitions will be incurred and recorded as expense during the remainder of 2017.

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

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2017, the fair value of the earn-out was $5.2 million. There was a $0.8 million reduction in fair value to the TECNOR earn-out for the nine months ended September 30, 2017 recorded as a reduction of other current liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a forecast of TECNOR’s future achievement of the post-closing performance targets. During the three and nine months ended September 30, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million and $0.4 million, respectively, with corresponding increases to other current liabilities. The earn-out is payable in 2018.

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

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net loss were $2.0 million and $0.7 million, respectively, for the three months ended September 30, 2016. TECNOR’s revenue and net loss were $7.1 million and $0.1 million, respectively, for the nine months ended September 30, 2016.

The following table represents supplemental pro forma information as if the TECNOR acquisition had occurred on January 1, 2016. Pro forma adjustments include:

•	Adjusting interest expense to remove interest on a debt instrument previously held by TECNOR; and

•	Removing nonrecurring transaction costs incurred in 2016 prior to acquisition.

Nine Months Ended September 30,
2016
(in thousands, except per share amounts)
Revenue	$168,899
Expenses	176,267

Net loss	$(7,368)

Net loss attributable to RigNet, Inc. common stockholders	$(7,539)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.43)

Diluted	$(0.43)

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

Due to the change in segments (see Note 12 – Segment Information) and reporting units during the third quarter of 2017, the Company re-allocated goodwill to each reporting unit based on relative fair value.

The Company acquired $8.6 million of goodwill in the ESS acquisition completed on July 28, 2017 (see Note 2 – Business Combinations).

The Company acquired $0.6 million of goodwill in the DTS acquisition completed on July 24, 2017 (see Note 2 – Business Combinations).

The Company acquired $4.6 million of goodwill in the Cyphre acquisition completed on May 18, 2017 (see Note 2 – Business Combinations).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company acquired $6.5 million of goodwill in the TECNOR acquisition completed on February 4, 2016 (see Note 2 – Business Combinations).

The Company performs its annual impairment test on July 31st of each year, with the most recent annual test being performed as of July 31, 2017. The July 2017 annual test resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. No impairment indicators have been identified in any reporting unit as of September 30, 2017 and December 31, 2016.

As of September 30, 2017 and December 31, 2016, goodwill was $37.1 million and $22.0 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, and increases with acquisitions.

Intangibles

Intangibles consist of customer relationships, non-competes, brand name, technology, backlog and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 1.7 to 7.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

In June 2016, the Company identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections. In June 2016, the Company conducted an intangibles impairment test and as a result of such test, recognized a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of the Company’s intangibles within Kazakhstan.

No impairment indicators have been identified in any reporting unit as of September 30, 2017.

As of September 30, 2017 and December 31, 2016, intangibles were $32.3 million and $16.0 million, respectively. During the three months ended September 30, 2017 and 2016, the Company recognized amortization expense of $1.9 million and $1.3 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recognized amortization expense of $4.7 million and $3.9 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2017 and the following years (in thousands):

2017	1,833
2018	7,047
2019	5,988
2020	5,021
2021	4,679
Thereafter	7,773

$32,341

Note 5 – Restricted Cash

As of September 30, 2017, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. As of December 31, 2016, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the Managed Services segment (see Note 6 – Long-Term Debt). The restricted cash in current assets as of December 31, 2016 was an escrowed portion of the purchase price for the acquisition of TECNOR.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of September 30, 2017 and December 31, 2016, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2017	2016
	(in thousands)
Term loan, net of unamortized deferred financing costs	$27,757	$34,053
Revolving loan	32,000	27,000
Capital lease	243	415

	60,000	61,468
Less: Current maturities of long-term debt	(8,418)	(8,399)
Current maturities of capital lease	(127)	(79)

	$51,455	$52,990

Term Loan

As of September 30, 2017, the Company has a term loan (Term Loan) issued under the second amended and restated credit agreement with four participating financial institutions (credit agreement). On October 3, 2013, the Company amended its Term Loan, which increased the principal balance to $60.0 million from $54.6 million and extended the maturity of the loan from July 2017 to October 2018.

The amended Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2017 and 2016 was 3.2% and 2.5%, respectively. The weighted average interest rate for the nine months ended September 30, 2017 and 2016 was 3.1% and 2.4%, respectively, with an interest rate of 3.2% at September 30, 2017.

The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2017, the Term Loan had an outstanding principal balance of $27.9 million.

Revolving Loans

As of September 30, 2017, under the credit agreement, the Company maintains a $75.0 million revolving credit facility, which includes a $15 million sublimit for the issuance of standby letters of credit. As of September 30, 2017, $32.0 million in draws remain outstanding on the revolving credit facility. The revolving credit facility matures in October 2018 with any outstanding borrowings then payable. As of September 30, 2017, there were $6.3 million in standby letters of credit issued.

The revolving loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5% based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement. The weighted average interest rate for the three months ended September 30, 2017 and 2016 was 3.2% and 2.5%, respectively. The weighted average interest rate for the nine months ended September 30, 2017 and 2016 was 3.1% and 2.4%, respectively, with an interest rate of 3.2% at September 30, 2017.

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility with a lender in the amount of £4.0 million, or $5.4 million. This facility has a maturity date of October 3, 2018. As of September 30, 2017, the amount available under this facility was £2.1 million or $2.9 million. As of September 30, 2017, there were $5.6 million in standby letters of credit issued to collateralize this performance bond facility.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends and maintaining certain financial covenants such as a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure as defined in the credit agreement, of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of September 30, 2017. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of September 30, 2017, and December 31, 2016, the Company believes it was in compliance with all covenants in the credit agreement.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization for the remainder of 2017 and the following years (in thousands):

2017	2,154
2018	57,770
2019	76

Total debt, including current maturities	$60,000

New Credit Facilities

On November 6, 2017, the Company entered into its third amended and restated credit agreement with four participating financial institutions. The credit agreement provides for a $15.0 million term loan facility and an $85.0 million revolving credit facility and matures on November 6, 2020.

Under the credit agreement, both the term loan facility and the revolving credit facility bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the term loan facility are due quarterly beginning March 31, 2018. The credit agreement incorporates two financial covenants, including a consolidated leverage ratio and a consolidated fixed charge coverage ratio. The revolving credit facility contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit.

The facilities under the credit agreement are secured by substantially all the assets of the Company.

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

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2017, the fair value of the contingent consideration was $3.9 million. During the three and nine months ended September 30, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2017, the fair value of the earn-out was $5.2 million. As of December 31, 2016, the fair value of the earn-out was $5.7 million. There was a $0.8 million reduction in fair value to the TECNOR earn-out for the nine months ended September 30, 2017 recorded as a reduction of other current liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a forecast of TECNOR’s future achievement of the post-closing performance targets. During the three and nine months ended September 30, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million and $0.4 million, respectively, with corresponding increases to other liabilities. (see Note 2 – Business Combinations).

Note 8 – Income Taxes

The Company’s effective income tax rate was (22.2%) and (11.5%) for the three and nine months ended September 30, 2017, respectively. The Company’s effective income tax rate was (59.5%) and (54.7%) for the three and nine months ended September 30, 2016, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company believes that it is reasonably possible that a decrease of up to $3.2 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2017, the Company granted a total of 226,974 restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 125,852 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 33,586 RSUs issued to directors that vest in May 2018 and (iii) 67,536 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by certain performance based targets.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the nine months ended September 30, 2017, 126,788 RSUs and 28,445 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended September 30, 2017 and 2016 was $1.0 million and $0.9 million, respectively. Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2017 and 2016 was $2.9 million and $2.7 million, respectively. As of September 30, 2017, there was $8.3 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

For the three and nine months ended September 30, 2017, there were approximately 723,296 and 644,858 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three and nine months ended September 30, 2016, there were approximately 1,919,696 and 1,228,397 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 11 – Commitments and Contingencies

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, and the Company are in a dispute relating to a January 2014 agreement regarding the purchase by the Company of up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). The parties are attempting to resolve the GX dispute through a contractually-stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat.

The Company has incurred legal expenses of $0.8 million in connection with the GX dispute for the nine months ended September 30, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Sales Tax Audit

The company is undergoing a routine sales tax audit in a state where it has operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next three months. The Company does not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contractual Dispute Settlement

The Company’s Systems Integration business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. After the settlement, the Company recognized $2.3 million of gain in the first quarter of 2016. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, the Company reported that it had received the certificate of final acceptance from the customer acknowledging completion of the project. The total loss incurred over the life of this project amounted to $11.2 million.

The Company incurred legal expenses of $0.2 million in connection with the dispute for the nine months ended September 30, 2016.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. For the three months ended September 30, 2017 and 2016, the Company recognized expense under operating leases of $0.9 million and $1.2 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recognized expense under operating leases of $2.9 million and $3.4 million, respectively.

As of September 30, 2017, future minimum lease obligations for the remainder of 2017 and future years were as follows (in thousands):

2017	794
2018	1,871
2019	1,316
2020	886
2021	468
Thereafter	1,750

$7,085

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2017, the Company had the following commercial commitments related to satellite and network services for the remainder of 2017 and the future years thereafter (in thousands):

2017	4,501
2018	13,494
2019	5,920
2020	473
2021	455

$24,843

The Company is no longer reporting $65.0 million in the above table for capacity from Inmarsat’s GX network. Please see paragraph “Global Express (GX) Dispute” above for details of the ongoing arbitration and the Company’s notice to terminate the contract with Inmarsat.

Note 12 – Segment Information

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

The Company previously operated under two reportable segments: Managed Services and Systems Integration (previously called SI&A). During the third quarter of 2017, after the Company completed the ESS acquisition, the Company reorganized its

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

business and reportable segments. Applications and Internet-of-Things is now managed and presented as a separate segment, and was previously presented in the Managed Services segment. All historical segment financial data included herein has been recast to conform to the current year presentation.

RigNet considers its business to consist of the following segments:

•	Managed Services. The Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE® encryption, weather monitoring primarily in the North Sea (METOCEAN) and certain other value added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. The Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three and nine months ended September 30, 2017 and 2016, is presented below.

	Three Months Ended September 30, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$40,243	$4,985	$5,616	$—	$50,844
Cost of revenue (excluding depreciation and amortization)	24,902	3,394	4,089	—	32,385
Depreciation and amortization	5,263	835	615	1,286	7,999
Selling, general and administrative	3,013	363	280	9,755	13,411

Operating income (loss)	$7,065	$393	$632	$(11,041)	$(2,951)

Capital expenditures	5,655	198	—	—	5,853

	Three Months Ended September 30, 2016
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$45,653	$1,552	$3,407	$—	$50,612
Cost of revenue (excluding depreciation and amortization)	26,253	696	2,911	—	29,860
Depreciation and amortization	6,716	—	631	958	8,305
Selling, general and administrative	5,235	67	499	6,399	12,200

Operating income (loss)	$7,449	$789	$(634)	$(7,357)	$247

Capital expenditures	1,936	—	—	—	1,936

	Nine Months Ended September 30, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$122,531	$9,846	$15,701	$—	$148,078
Cost of revenue (excluding depreciation and amortization)	75,798	6,844	12,656	—	95,298
Depreciation and amortization	17,509	849	1,813	2,696	22,867
Selling, general and administrative	12,435	1,149	1,179	22,606	37,369

Operating income (loss)	$16,789	$1,004	$53	$(25,302)	$(7,456)

Total assets	184,678	33,353	15,857	3,960	237,848
Capital expenditures	13,081	198	—	645	13,924

	Nine Months Ended September 30, 2016
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$146,766	$5,079	$16,019	$—	$167,864
Cost of revenue (excluding depreciation and amortization)	85,455	2,176	11,781	—	99,412
Depreciation and amortization	20,032	—	2,127	3,402	25,561
Impairment of goodwill and intangible assets	—	—	—	397	397
Selling, general and administrative	20,631	201	2,141	21,979	44,952

Operating income (loss)	$20,648	$2,702	$(30)	$(25,778)	$(2,458)

Total assets	213,739	—	26,139	4,800	244,678
Capital expenditures	10,365	—	—	1,146	11,511

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2017 and 2016. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Domestic	$17,136	$11,555	$46,110	$43,783
International	33,708	39,057	101,968	124,081

Total	$50,844	$50,612	$148,078	$167,864

The following table presents goodwill and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
	(in thousands)
Domestic	$70,309	$27,682
International	62,049	70,101

Total	$132,358	$97,783

Note 13 – Restructuring Costs – Cost Reduction Plans

During the three and nine months ended September 30, 2017, the Company incurred a net pre-tax restructuring expense of $0.8 million reported as general and administrative expense in the Corporate segment associated with the reduction of 31 employees.

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

During the nine months ended September 30, 2016, the Company incurred net pre-tax restructuring expense of $1.3 million reported as general and administrative expense in the Corporate segment consisting of $2.7 million associated with the reduction of 115 employees partially offset by a net $1.4 million reversal of previously accrued restructuring charges for employees that the Company did not release and real estate exit expense not incurred. The Company undertook restructuring plans to reduce costs and improve the Company’s competitive position.

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

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2016. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our services and solutions;

•	the advantages of our services compared to others;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our expectations regarding the deductibility of goodwill for tax purposes;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs and expanding our business into remote communication market adjacencies;

•	our strategy and acquisitions;

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	the GX dispute

•	our resource reallocation activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

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

Our Operations

We are a global technology company that provides customized communications services, applications and cybersecurity solutions enhancing customer decision making and business performance. We provide solutions ranging from fully-managed voice and data networks to more advanced applications that include video conferencing, asset and weather monitoring, real-time data services and cybersecurity under a multi-service recurring revenue model.

Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations.

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

We previously operated our business under two reportable segments: Managed Services and Systems Integration (previously called SI&A). During the third quarter of 2017, after we completed the ESS acquisition, we reorganized our business and reportable segments. Applications and Internet-of-Things is now managed and presented as a separate segment, and was previously presented in the Managed Services segment. All historical segment financial data included herein has been recast to conform to the current year presentation. We now operate three reportable segments, which are managed as distinct segments by our chief operating decision-maker.

•	Managed Services. Our Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE® encryption, weather monitoring primarily in the North Sea (METOCEAN) and certain other value added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. Our Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

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

Recent Developments

On November 6, 2017, we entered into our third amended and restated credit agreement, which provides for a $15.0 million term loan facility and an $85.0 million revolving credit facility that matures on November 6, 2020 with interest payable monthly at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio and principal payments of $1.25 million due quarterly beginning March 31, 2018.

During the third quarter of 2017, we incurred restructuring expense of $0.8 million associated with the reduction of 31 employees.

On July 28, 2017, we acquired substantially all the assets of Energy Satellite Services (ESS). ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry. The assets acquired enhance our product offering, add to our existing midstream Supervisory Control and Data Acquisition (SCADA) customer portfolio, and strengthen our IoT market position. We paid $22.2 million in cash for the ESS assets. ESS is based in Texas.

On July 24, 2017, we acquired substantially all the assets of Data Technology Solutions (DTS). DTS provides comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients. We paid $5.1 million in cash for the DTS assets. DTS is based in Louisiana.

In July 2017, we delivered a notice of termination of an agreement with Inmarsat to acquire capacity from Inmarsat’s GX network. We will continue to offer other solutions to our customers as we have in the past. We will continue to evaluate and make available the best service options for our customers’ telecommunication needs.

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

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2017, particularly offshore. Oil prices declined significantly throughout 2015 and into 2016 from the highs in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Although oil prices and U.S. onshore drilling rig counts have increased since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on shorter term, land-based projects that generally require less capital investment. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies reduced their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current commodity price environment.

For the periods referenced below, we were billing on the following sites listed in the table below:

	3rd Quarter	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter
	2017	2017	2017	2016	2016
Selected Operational Data:
Offshore drilling rigs (1)	184	173	173	175	194
Offshore Production	316	296	290	280	287
Maritime	165	134	124	122	128
International Land	132	112	104	104	101
Other sites (2)	378	336	304	240	238

Total	1,175	1,051	995	921	948

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

Sales Tax Audit

We are undergoing a routine sales tax audit in a state where we have operations for the period from August of 2011 to May of 2015. It is expected that the audit and the appeals process, if necessary, will be completed within the next three months. We do not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Global Xpress (GX) Dispute

We are in a dispute with Inmarsat relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. We are attempting to resolve the dispute through a contractually-stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to our contractual rights under the agreement, we delivered a notice of termination of the agreement to Inmarsat.

We have incurred legal expenses of $0.8 million in connection with the GX dispute for the nine months ended September 30, 2017. We may continue to incur significant legal fees, related expenses and management time in the future. We cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$50,844	$50,612	$148,078	$167,864

Expenses:
Cost of revenue (excluding depreciation and amortization)	32,385	29,860	95,298	99,412
Depreciation and amortization	7,999	8,305	22,867	25,561
Impairment of intangible assets	—	—	—	397
Selling and marketing	2,400	1,724	5,968	5,559
General and administrative	11,011	10,476	31,401	39,393

Total expenses	53,795	50,365	155,534	170,322

Operating income (loss)	(2,951)	247	(7,456)	(2,458)
Other expense, net	(480)	(1,155)	(1,859)	(2,437)

Loss before income taxes	(3,431)	(908)	(9,315)	(4,895)
Income tax expense	(762)	(540)	(1,075)	(2,676)

Net loss	(4,193)	(1,448)	(10,390)	(7,571)
Less: Net income attributable to non-controlling interest	39	210	117	171

Net loss attributable to RigNet, Inc. stockholders	$(4,232)	$(1,658)	$(10,507)	$(7,742)

Other Non-GAAP Data:
Unlevered Free Cash Flow	$1,990	$6,598	$7,197	$16,313
Adjusted EBITDA	$7,843	$8,534	$21,121	$27,824

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Managed Services:
Revenue	$40,243	$45,653	$122,531	$146,766
Cost of revenue (excluding depreciation and amortization)	24,902	26,253	75,798	85,455
Depreciation and amortization	5,263	6,716	17,509	20,032
Selling, general and administrative	3,013	5,235	12,435	20,631

Managed Services operating income	$7,065	$7,449	$16,789	$20,648

Applications and Internet-of-Things:
Revenue	$4,985	$1,552	$9,846	$5,079
Cost of revenue (excluding depreciation and amortization)	3,394	696	6,844	2,176
Depreciation and amortization	835	—	849	—
Selling, general and administrative	363	67	1,149	201

Applications & Internet-of-Things operating income	$393	$789	$1,004	$2,702

Systems Integration:
Revenue	$5,616	$3,407	$15,701	$16,019
Cost of revenue (excluding depreciation and amortization)	4,089	2,911	12,656	11,781
Depreciation and amortization	615	631	1,813	2,127
Selling, general and administrative	280	499	1,179	2,141

Systems Integration and Automation operating income (loss)	$632	$(634)	$53	$(30)

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2017 and 2016

Revenue. Revenue increased by $0.2 million, or 0.5%, to $50.8 million for the three months ended September 30, 2017 from $50.6 million for the three months ended September 30, 2016. This increase was driven by increased revenues in the Apps & IoT and Systems Integration segments, partially offset by lower revenue in the Managed Services segment. The Apps & IoT segment increased $3.4 million, or 221.2%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of ESS, which contributed $1.3 million. The Systems Integration segment increased $2.2 million, or 64.8%, due to the timing of Systems Integration projects. The Managed Services segment decreased $5.4 million, or 11.9%, primarily due to decreased offshore drilling sites served and decreased revenue-per-site from offshore drilling rigs partially offset by $1.1 million from the acquisition of DTS. The decrease of 10 offshore drilling sites served was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. Revenue continues to be impacted by previously announced reductions in offshore drilling.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $2.5 million, or 8.5%, to $32.4 million for the three months ended September 30, 2017 from $29.9 million for the three months ended September 30, 2016. Cost of revenue increased in the Apps & IoT segment by $2.7 million as we invest in our strategy of expanding into the application layer and IoT space including the acquisition of ESS and Cyphre. Cost of revenue increased in the Systems Integration segment by $1.2 million due to the timing of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) decreased in the Managed Services segment by $1.4 million primarily due to reductions in ongoing expenses partially offset by the acquisition of DTS.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.3 million to $8.0 million for the three months ended September 30, 2017 from $8.3 million for the three months ended September 30, 2016. The decrease is primarily attributable to lower levels of capital expenditures in recent years, partially offset by the recent acquisitions of Cyphre, DTS and ESS.

Selling and Marketing. Selling and marketing expense increased $0.7 million to $2.4 million for the three months ended September 30, 2017 from $1.7 million for the three months ended September 30, 2016. This increase was due to investing in our growth strategy.

General and Administrative. General and administrative expenses increased by $0.5 million to $11.0 million for the three months ended September 30, 2017 from $10.5 million for the three months ended September 30, 2016. General and administrative costs increased due to the acquisition of Cyphre and ESS and related acquisition costs in the Apps & IoT segment. General and administrative costs decreased in the Managed Services and Systems Integration segments due to reductions in ongoing expenses partially offset by the acquisition of DTS.

Income Tax Expense. Our effective income tax rate was (22.2%) and (59.5%) for the three months ended September 30, 2017 and 2016, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Nine months Ended September 30, 2017 and 2016

Revenue. Revenue decreased by $19.8 million, or 11.8%, to $148.1 million for the nine months ended September 30, 2017 from $167.9 million for the nine months ended September 30, 2016. This decrease was driven by lower revenues across the Managed Services and Systems Integration segments, partially offset by an increase in the Apps & IoT segment. The Managed Services segment decreased $24.2 million, or 16.5%, primarily due to decreased offshore drilling sites served and decreased revenue-per-site from offshore drilling rigs partially offset by $1.1 million from the acquisition of DTS. The decrease of 10 offshore drilling sites served was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. Revenue continues to be impacted by previously announced reductions in offshore drilling. The Systems Integration segment decreased $0.3 million, or 2.0%, due to the timing of Systems Integration projects. The Apps & IoT segment increased $4.8 million, or 93.9%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of ESS, which contributed $1.3 million.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $4.1 million, or 4.1%, to $95.3 million for the nine months ended September 30, 2017 from $99.4 million for the nine months ended September 30, 2016. Cost of revenue (excluding depreciation and amortization) decreased in the Managed Services segment by $9.7 million primarily due to reductions in ongoing expenses partially offset by the acquisition of DTS. Cost of revenue increased in the Systems Integration segment by $0.9 million due to the timing of Systems Integration projects. Cost of revenue increased in the Apps & IoT segment by $4.7 million as we invest in our strategy of expanding into the application layer and internet-of-things space including the acquisition of ESS and Cyphre.

Depreciation and Amortization. Depreciation and amortization expense decreased by $2.7 million to $22.9 million for the nine months ended September 30, 2017 from $25.6 million for the nine months ended September 30, 2016. The decrease is primarily attributable to lower levels of capital expenditures in recent years.

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

Selling and Marketing. Selling and marketing expense increased $0.4 million to $6.0 million for the nine months ended September 30, 2017 from $5.6 million for the nine months ended September 30, 2016. This increase was due to investing in our growth strategy.

General and Administrative. General and administrative expenses decreased by $8.0 million to $31.4 million for the nine months ended September 30, 2017 from $39.4 million for the nine months ended September 30, 2016. General and administrative costs decreased in the Managed Services and Systems Integration segments due to reductions in ongoing expenses partially offset by the acquisition of DTS. General and administrative costs increased in the Apps & IoT segment due to the acquisition of Cyphre and ESS and related acquisition costs.

Income Tax Expense. Our effective income tax rate was (11.5%) and (54.7%) for the nine months ended September 30, 2017 and 2016, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2017, we had working capital, including cash, of $44.8 million.

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

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$57,152	$60,468
Net cash provided by operating activities	20,888	22,754
Net cash used in investing activities	(45,007)	(16,886)
Net cash used in financing activities	(1,052)	(8,111)
Changes in foreign currency translation	919	(986)

Cash and cash equivalents, September 30,	$32,900	$57,239

Currently, the Norwegian kroner and the British pound sterling are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2017 and 2016, 90.2% and 84.6% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $20.9 million for the nine months ended September 30, 2017 compared to $22.8 million for the nine months ended September 30, 2016. The decrease in cash provided by operating activities during 2017 of $1.9 million was primarily due to decreased operating activity.

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

Investing Activities

Net cash used in investing activities was $45.0 million and $16.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Net Cash used in investing activities during the nine months ended September 30, 2017 included $32.2 million paid in connection with acquisitions consisting of $4.9 million for Cyphre, $5.1 million for DTS and $22.2 million for ESS. Net Cash used in investing activities during the nine months ended September 30, 2016 included $4.8 million paid for the acquisition of TECNOR. Net cash used in investing activities during the nine months ended September 30, 2017 and 2016 includes capital expenditures of $13.2 million and $11.2 million, respectively. We expect capital expenditures for 2017 to continue to be low due to continued reduced levels of global offshore oil and gas drilling activity.

Financing Activities

Net cash used in financing activities was $1.1 million and $8.1 million for the nine months ended September 30, 2017 and 2016, respectively. Cash used in financing activities for the nine months ended September 30, 2017 included $16.7 million in principal payments on our long-term debt partially offset by draws of $15.0 million on our revolving credit facility. Cash used in financing activities for the nine months ended September 30, 2016 included $9.4 million in principal payments on our long-term debt.

Credit Agreement

As of September 30, 2017, the Company has a $60.0 million term loan (Term Loan) and a $75.0 million Revolving Credit Facility (RCF), which includes a $15 million sublimit for the issuance of standby letters of credit.

The Term Loan bears an interest rate of LIBOR plus a margin ranging from 1.5% to 2.5%, based on a ratio of funded debt to Consolidated EBITDA, a non-GAAP financial measure defined in the credit agreement. Interest is payable monthly along with quarterly principal installments of $2.1 million, with the balance due October 2018. The weighted average interest rate for the three months ended September 30, 2017 and 2016 was 3.2% and 2.5%, respectively. The weighted average interest rate for the nine months ended September 30, 2017 and 2016 was 3.1% and 2.4%, respectively, with an interest rate of 3.2% at September 30, 2017. The Term Loan is secured by substantially all the assets of the Company. As of September 30, 2017, the outstanding principal balance of the Term Loan was $27.9 million.

The RCF matures in October 2018 with any outstanding borrowings then payable. Borrowings under the RCF carry an interest rate of LIBOR plus an applicable margin ranging from 1.5% to 2.5%, which varies as a function of the Company’s leverage ratio. As of September 30, 2017, $32.0 million in draws on the facility remain outstanding. The weighted average interest rate for the three months ended September 30, 2017 and 2016 was 3.2% and 2.5%, respectively. The weighted average interest rate for the nine months ended September 30, 2017 and 2016 was 3.1% and 2.4%, respectively, with an interest rate of 3.2% at September 30, 2017.

As of September 30, 2017, there were $6.3 million in standby letters of credit issued, which reduces our availability under the RCF.

In February 2016, we amended our credit agreement with the most significant changes being the definition of Consolidated EBITDA, the calculation of the fixed charge coverage ratio and the timing associated with delivery of financial statements and compliance certificates to the administrative agent.

In December 2016, we amended our credit agreement with the most significant changes being voluntarily reducing RCF from $125 million to $75 million and changing the definition of Consolidated EBITDA and certain other definitions contained in the credit agreement.

Our credit agreement imposes certain restrictions including limitations on our ability to obtain additional debt financing and on our payment of cash dividends. It also requires us to maintain certain financial covenants such as a funded debt to Consolidated EBITDA ratio of less than or equal to 2.5 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0. At September 30, 2017, we believe we were in compliance with all covenants.

On November 6, 2017, we entered into our third amended and restated credit agreement, which provides for a $15.0 million term loan facility and an $85.0 million revolving credit facility that matures on November 6, 2020 with interest payable monthly at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio and principal payments of $1.25 million due quarterly beginning March 31, 2018.

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

We define Adjusted EBITDA as net loss plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of earn-outs and contingent consideration, stock-based compensation, merger and acquisition costs, executive departure costs, restructuring charges and non-recurring items.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of earn-outs and contingent consideration;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of earn-outs and contingent consideration;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA and Unlevered Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net loss	$(4,193)	$(1,448)	$(10,390)	$(7,571)
Interest expense	689	729	1,921	2,040
Depreciation and amortization	7,999	8,305	22,867	25,561
Impairment of intangible assets	—	—	—	397
(Gain) loss on sales of property, plant and equipment, net of retirements	5	(14)	55	(164)
Stock-based compensation	1,007	866	2,949	2,708
Restructuring	767	835	767	1,332
Change in fair value of earn-out/contingent consideration	—	(1,279)	(846)	(1,279)
Executive departure costs	—	—	—	1,884
Acquisition costs	807	—	2,723	240
Income tax expense	762	540	1,075	2,676

Adjusted EBITDA (non-GAAP measure)	$7,843	$8,534	$21,121	$27,824

Adjusted EBITDA (non-GAAP measure)	$7,843	$8,534	$21,121	$27,824
Capital expenditures	5,853	1,936	13,924	11,511

Unlevered Free Cash Flow (non-GAAP measure)	$1,990	$6,598	$7,197	$16,313

We evaluate Adjusted EBITDA and Unlevered Free Cash Flow generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assist purchasing synergies.

Adjusted EBITDA decreased by $0.7 million to $7.8 million for the three months ended September 30, 2017, from $8.5 million for the three months ended September 30, 2016. The decrease resulted primarily from increased costs partially offset by increased revenue. Adjusted EBITDA decreased by $6.7 million to $21.1 million for the nine months ended September 30, 2017, from $27.8 million for the nine months ended September 30, 2016. The decrease resulted primarily from lower revenue partially offset by a reduction in ongoing operating expenses.

Unlevered Free Cash Flow was $2.0 million in the three months ended September 30, 2017, a decrease of $4.6 million over the prior year quarter. Unlevered Free Cash Flow was $7.2 million in the nine months ended September 30, 2017, a decrease of $9.1 million over the prior year period. The decrease in Unlevered Free Cash Flow was due to decreased Adjusted EBITDA and increased capital expenditures.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2017 and 2016, 9.8% and 15.4%, respectively of our revenues were earned in non-U.S. currencies. At September 30, 2017 and 2016, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2017 and December 31, 2016, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2017	2016
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$600	$615
2% Decrease/increase in rate	$1,200	$1,229
3% Decrease/increase in rate	$1,800	$1,844

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. The Company is seeking repayment of certain severance benefits and injunctive relief. The Company has incurred legal expense of approximately $0.3 million in connection with this dispute for the nine months ended September 30, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of this dispute, the total costs to be incurred or the potential impact on personnel.

Inmarsat and the Company are in a dispute relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. The parties are attempting to resolve the dispute through a contractually-stipulated arbitration process with the International Centre for Dispute Resolution that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat.

The Company has incurred legal expenses of $0.8 million in connection with the GX dispute for the nine months ended September 30, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

INDEX TO EXHIBITS

2.2	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.4	Amendment to the Amended and Restated Bylaws of RigNet, Inc., effective May 18, 2016 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 24, 2016, and incorporated herein by reference)

10.1+	Consulting Services Agreement between the Registrant and William Sutton dated July 13, 2017 (filed as Exhibit 10.1+ to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference)

10.2	Third Amended and Restated Credit Agreement dated as of November 6, 2017 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party thereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, Compass Bank, as Syndication Agent, the Lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 6, 2017	By:	/s/ CHARLES E. SCHNEIDER
Charles E. Schneider
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)