Form 10-K
period 2017-12-31
RigNet, Inc.
filed 2018-03-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2017, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $289.6 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At February 28, 2018, there were outstanding 18,232,872 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2017 are incorporated herein by reference in Part III of this Annual Report.

i

PART I

Item 1.	Business

For convenience in this Annual Report on Form 10-K, “RigNet”, the “Company”, “we”, “us”, and “our” refer to RigNet, Inc. and its subsidiaries taken as a whole, unless otherwise noted.

Overview

We are a global technology company that provides customized communications services, applications and cybersecurity solutions enhancing customer decision making and business performance. We provide solutions ranging from fully-managed voice and data networks to more advanced networks and applications that include video conferencing, asset and weather monitoring, real-time data services and cybersecurity primarily under a multi-service recurring revenue model.

Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations.

As of December 31, 2017, we were the primary provider of remote communications and collaborative services to approximately 500 customers reaching over 1100 remote sites located in approximately 50 countries on six continents. For the year ended December 31, 2017, our revenue generated from countries outside of the U.S. represented 69.0% of total revenue.

The emergence of highly sophisticated processing and visualization systems has allowed our customers to make decisions based on real-time information carried by our network from anywhere in the world. We deliver turn-key solutions and value-added services that simplify the management of multiple communications needs, allowing our customers to focus their attention on their core operations. Our customer solutions enable broadband data, voice and video communications with quality, availability, security and scalability. Key aspects of our services include:

•	managed services solutions offered at a subscription rate generally through contracts with terms that typically range from one month to three years;

•	secure end-to-end Multiprotocol Label Switching (MPLS) global network to ensure greater network availability, faster troubleshooting and service restoration time, rapid integration of plug-and-play components and quality of service for various forms of data traffic;

•	a network designed to accommodate multiple customer groups resident at a site, including drilling contractors, exploration and production operators and oilfield service providers;

•	value-added services, such as wide-area network acceleration, remote presence and Wi-Fi hotspots, benefiting multiple tenants and customer groups at one site;

•	proactive network monitoring and management through Global Customer Care centers that always actively manage network availability and serve as in-bound call centers for troubleshooting, 24 hours per day, 365 days per year;

•	engineering and design services to develop solutions for customers;

•	Applications and Internet-of-Things services delivered over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE® and CyphreLink encryption, weather monitoring primarily in the North Sea (MetOcean) and Adaptive Video Intelligence (AVI);

•	systems integration services to design, assemble, install and commission turn-key solutions for customer communications systems; and

•	maintenance and support through geographically deployed engineering and service support teams as well as warehoused spare equipment inventories.

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

Our Industry

The technology and remote telecommunications industry is highly competitive with a variety of companies and potential new entrants from adjacent vertical markets and the broader value chain. We serve customers with customized communications, applications and cybersecurity solutions that connect to remote locations via global “always-connected, always secure, always learning” networks, driving demand for reliable, managed communications services in a variety of environmental conditions. We are now seeking to expand our customer base beyond oil and gas drillers and exploration and production, and oilfield service companies to other markets including midstream pipelines, maritime, engineering and construction, disaster recovery services, banking and governments.

The customers we serve depend on maximum reliability, quality and continuity of products and services. Our Customers with geographically dispersed operations are particularly motivated to use secure and highly reliable communications networks due to several factors:

•	our customers rely on secure real-time data collection and transfer methods for the safe and efficient coordination of remote operations;

•	technological advances in drilling techniques have enabled increased exploitation of offshore deepwater reserves and development of unconventional reserves (e.g., shales and tight sands) that require real-time data access by personnel in field and head offices to maintain safety standards and optimize performance;

•	transmission of increased data volumes and real-time data management and access to key decision makers enable customers to maximize safety, operational results and financial performance; and

•	rig crews and other employees in remote areas increasingly demand access to the internet to keep in communication with their friends and family and for entertainment.

While we experience competition in our markets, we believe that our Applications and Internet-of-Things offerings are a key differentiator and coupled with our established relationships with customers and proven performance serve as significant barriers to entry.

Operations

We are a global technology company that provides customized communications services, applications and cybersecurity solutions enhancing customer decision making and business performance. Our business operations are divided into three reportable segments: Managed Services, Applications and Internet-of-Things and Systems Integration. For financial information about our reportable segments, see Note 12 — “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K.

•	Managed Services. Our Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE and CyphreLink encryption, weather monitoring primarily in the North Sea (MetOcean), real-time data monitoring and machine-to-machine learning and certain other value-added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. Our Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

We previously operated our business under two reportable segments: Managed Services and Systems Integration (previously called SI&A). During the third quarter of 2017, after we completed the acquisition of Energy Satellite Services (ESS), we reorganized our business and reportable segments. Applications and Internet-of-Things is now managed and presented as a separate segment, and was previously presented in the Managed Services segment. All historical segment financial data included herein has been recast to conform to the current year presentation. We now operate three reportable segments, which are managed as distinct segments by our chief operating decision-maker.

For the periods referenced below, we were serving the following sites listed in the table below:

	December 31,
	2017	2016	2015
Selected Operational Data:
Offshore drilling rigs (1)	182	175	238
Offshore Production	304	280	283
Maritime	172	122	121
International Land	149	104	115
Other sites (2)	364	240	373

Total	1,171	921	1,130

(1)	Includes jack up, semi-submersible and drillship rigs
(2)	Includes U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs

Our Strategy

Through our engineering expertise, technical sales force and operational capabilities, we will continue to position ourselves to capture new business opportunities and offer a full range of solutions up the technology stack allowing our customers to be “always connected, always secure and always learning” with the suite of innovative solutions that we have acquired and developed.

To serve our customers and grow our business, we intend to aggressively pursue the following:

•	develop and market additional Applications and Internet-of-Things solutions;

•	expand market share in all of our business segments;

•	increase secondary and tertiary customer penetration of exploration and production operators and oilfield service providers on our existing remote sites;

•	enhance Systems Integration; and

•	extend our market presence into complementary remote communications segments through organic growth and strategic acquisitions.

Develop and market additional Applications and Internet-of-Things solutions: We intend to continue to serve our customers’ needs by developing and commercializing additional services that complement our wide array of available remote communications services. These Applications and Internet-of-Things solutions provide content Over-the-Top (OTT) of the Managed Service offering. We have developed and acquired solutions including applications (Apps), IP-enabled device connectivity or Internet-of-Things (IoT), including SCADA and SaaS offerings including BlackTIE and CyphreLink encryption cyber security, weather monitoring primarily in the North Sea (MetOcean) and certain other solutions such as Adaptive Video Intelligence (AVI). In addition, when we close our recently announced acquisition of Intelie soluções em Informática SA (Intelie), we will offer real time data monitoring and machine-to-machine learning in both the oil and gas industries and other markets. We expect that over the next several years our customer base will require and we will develop a variety of advanced new services including solutions that improve safety, increase efficiency and enhance crew welfare. The services we develop are complemented by our customized Managed Services offerings and Systems Integration solutions designed to meet the communication needs of our customers.

Expand market share in all of our business segments: We intend to expand our market share in all of our business segments.

We intend to expand our Managed Service market share by increasing our penetration of the market for drilling rigs, production facilities and support vessels, capturing existing rigs, facilities and vessels from competitors, pursuing fleet-wide opportunities with major customers, pursuing opportunities made available as a result of industry consolidation and increasing penetration in new and underserved geographic markets. Our goal is to make our offering more cost-competitive by lowering our cost structure while simultaneously increasing the technological capabilities of our services through the addition of our proprietary applications. Because of established relationships with our customers, reliable and robust service offerings and high-quality customer service, we believe that we are well-positioned to capture new build and reactivated stacked rigs that our customers add to their fleets as well as to organically gain market share against other providers.

We intend to expand our Applications and IoT market share by investing in new sales and marketing resources related to our offering of products and solutions that we have developed and acquired. We are refocusing our sales force from selling solely managed communications services to selling a complete technology solution to our customers, while leveraging distribution channels to reach other industries.

We intend to expand our Systems Integration market share by pursuing new Systems Integration customers and bids for projects globally to address the growing demand for buildout of large capital projects.

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

Enhance Systems Integration: We intend to enhance the Systems Integration segment and leverage our expertise at building reliable remote communications solutions to add recurring revenue opportunities through on-going maintenance and service support to the operators of the facility.

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

In 2018, we announced an agreement, subject to customary closing conditions, to acquire all of the capital stock of Intelie, a real-time, predictive analytics company that is an award-winning, early pioneer in deep machine learning and planning optimization. Intelie will allow us to offer our managed services clients to transmit and analyze in real time data that will improve the efficiency and safety of their services. In addition, we intend to offer Intelie’s products and services to customers outside of the oil and gas industry primarily through distribution partners.

In 2017, we acquired substantially all the assets of ESS. ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry for remote pipeline monitoring. The assets acquired enhance our product offering, add to our existing midstream SCADA customer portfolio, and strengthen our IoT market position.

In 2017, we acquired substantially all the assets of Data Technology Solutions (DTS). DTS provides comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients.

In 2017, we completed our acquisition of Cyphre Security Solutions (Cyphre). Cyphre is a cybersecurity company that provides advanced enterprise data protection leveraging BlackTIE hardware-based encryption featuring low latency protection for files at rest and in transit for both public and private cloud.

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

Competitive Strengths

As a global technology company that provides customized communications services, applications and cybersecurity solutions, our competitive strengths include:

•	secure mission-critical services delivered with a global network and operations;

•	high-quality customer support with full time monitoring and regional service centers;

•	operational leverage and multiple paths to growth supported by a plug-and-play MPLS global platform;

•	scalable telecoms systems using standardized equipment that leverage our global infrastructure;

•	customized Systems Integration solutions provided by expert telecoms systems engineers;

•	flexible, provider-neutral technology platform;

•	long-term relationships with leading companies in the oil and gas, maritime, pipeline and engineering and construction industries; and

•	the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication.

Mission-critical services delivered by a trusted provider with global operations: Our longstanding relationships with the customers we serve provides us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network availability and responsive customer service, along with the high switching costs associated with changing remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients around the world, except where government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more effective way to prioritize network traffic. Our ability to offer our customers global coverage sets us apart from regional competitors and allows us to match the breadth of their global operations and speed of deployment. The addition of Cyphre allows us to offer state-of-the-art encryption and network security services for the data communications necessary to safely and efficiently manage remote operations. In addition, our OTT offerings allow us to leverage our network to provide additional offerings for safety, business productivity improvement and crew comfort.

High-quality customer support with full-time monitoring and regional service centers: Our MPLS global network allows us to provide high quality customer care by enabling us to monitor the network end-to-end so that we can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2017, we had 33 service operations centers and warehouses to support and service our customers’ remote sites. We maintain field technicians as well as adequate spare parts and equipment inventory levels in these service operations centers. Our Global Customer Care (GCC) team staffs our Network Operations Center (NOC) 24 hours per day, 365 days per year and provides engineering, service delivery and change management to customers globally. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity.

Operational leverage and multiple paths to growth supported by a plug-and-play MPLS platform: Our scalable, standardized communications platform provides us with plug-and-play capabilities to easily expand or improve service offerings. Our MPLS global platform allows us the ability to add additional services to our standard offerings or change our service offerings on a rig, production platform or energy support vessel with little incremental cost once installed onsite. We can offer these services to all users of the rig, production platform or energy support vessel, including drilling contractors, operators and service companies. We expect this operating leverage to increase profitability as we grow. Our MPLS global platform provides an important advantage by offering higher availability, scalability, flexibility and security than conventional switched transports and accounts for what we believe to be a key reason for the market share we have today of remote installations on offshore and onshore facilities with the potential that we can lift that market share over time.

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a sufficient amount of flexibility to support our growth without substantial incremental capital investment. Our knowledge and capabilities can be applied to remote sites located anywhere in the world. We install standardized equipment at each remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install at each site are the same, but the components that vary are limited in number and tend to be the same for rigs located in the same geography. As of December 31, 2017, we leased capacity from 41 satellites and are co-located at 19 teleports and 33 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment at each site, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment at each site tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility.

Customized systems integration solutions provided by expert telecoms systems engineers: Through our acquisition of Nessco Group Holdings Ltd (Nessco) in 2012, Inmarsat’s Enterprise Energy business unit in 2014 and TECNOR in 2016 we provide global customized systems integration solutions through our Systems Integration business. As the demand for additional telecommunications products and telecoms systems increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to customers. Our solutions are custom designed, built and tested by expert engineers based on the customer’s specifications and requirements, as well as international industry standards and best practices. For those customers requiring reliable remote communications services, maintenance and support services and customized solutions for their network infrastructures, RigNet provides a one-stop-shop to satisfy these demands.

Flexible, provider-neutral technology platform: Because we procure communications connections and networks and equipment from third parties, we are able to customize the best solution for our customers’ needs and reduce our required fixed capital investments. We aim to preserve the flexibility to select particular service providers and equipment so that we may access multiple providers and avoid downtime if any of our initial providers were to experience any problems. By procuring bandwidth from a variety of communications providers instead of owning our own satellites, we are able to minimize capital investment requirements and can expand our geographic coverage in response to customers’ needs with much greater flexibility. Our product and service portfolio offers best-in-class technology platforms using the optimal suite of communications and networking capabilities for customers.

Long-term relationships with leading companies in the oil and gas, maritime, pipeline and engineering and construction industries: We have established relationships with some of the largest companies in the oil and gas, maritime, pipeline and engineering and construction industries. Some of our key customers are the leading drilling contractors around the world, with combined offshore fleets of hundreds of rigs, as well as leading oil and gas, oilfield service, maritime, pipeline and engineering and construction companies. In most cases, these customers have high standards of service that favor strategic providers such as RigNet and work in partnership with us to serve their remote operations.

The ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication: We have the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication. These modes of communication include wired, wireless satellite Ku, C and L frequency bands, as well as wireless WiMAX and Line-of-Sight (LOS) microwave. This range of communications solutions allows us to offer competitive and reliable communications solutions in a broad range of remote geographic locations where our customers operate. This helps us meet our customers’ requirements for choosing their provider(s) based on network availability while factoring in price.

Service Offerings

We offer a comprehensive communications package of voice, data, video, networking and real-time data management to offshore and land-based remote locations. We are a single source solutions provider that links multiple offshore or remote sites with real-time onshore decision centers and applications.

Managed Communications Services

The Managed Communications Services we offer includes data, internet, Voice over Internet Protocol (VoIP) and technology solutions. We provide these services on our secure and resilient global terrestrial, satellite and wireless networks delivering high availability to remote locations including offshore and onshore oil rigs, productions facilities and supply vessels.

Additionally, our highly scalable networks enable us to offer private networking, wide area network (WAN) acceleration solutions, software-defined (SD-WAN) appliances, content filtering and Wi-Fi hotspots. As a result, our customers enjoy a near real-time experience on the corporate data and latency sensitive applications that improves their productivity. The price for these solutions is generally included in the day rate and becomes the basis of the recurring revenue.

Apps & IoT

Supervisory Control and Data Acquisition (SCADA)

SCADA systems provide the ability to monitor, gather and process data while interacting with machines and devices such as pipelines, valves, pumps and motors. SCADA systems are connected to Human-Machine-Interface (HMI) software and logs events. Our customers deploy SCADA solutions to closely monitor operations when the cost, location and complexity or frequency requirements make technology the best and most practical means of monitoring operations. Our SCADA systems allow us to market to pipeline customers in addition to our traditional drilling and production customers.

Data Analytics

As the demand for Data Analytics expands, we offer our customers Data Analytics that leverage our AVI services to enhance customer productivity and safety. We offer Data Analytics solutions that analyze AVI video and will alert if personnel fall or enter prohibited areas of drilling rigs, production sites, vessels and other mission critical remote sites. We continue to explore expansion (both organically and through acquisition) of our data analytics service offerings to support our customers safety and productivity. When we close our recently announced acquisition of Intelie, we will add powerful real-time data analysis tools that incorporate machine-to-machine learning and other applications that will increase both safety and efficiency of remote operations.

MetOcean

MetOcean provides accurate, reliable weather data monitoring primarily in the North Sea to support safe and efficient operations.

Adaptive Video Intelligence (AVI) and Video Collaboration Solutions

Our two AVI services increase situational awareness by supporting a live viewing application and are complemented by our Collaboration Service Offering, which utilizes wearable remote presence devices. These offerings enhance the safety and efficiency of our customers. These video services allow our customers to leverage Data Analytics, monitor the performance of key functions and collaborate with crews at remote sites to troubleshoot equipment, which can save customers time and money. Remote presence devices such as the RigNet Helmet Cam, patent pending, can send video from remote locations to onshore engineers and experts. This allows for real-time decision making that reduces operational downtime, saves travel costs and improves productivity. We continue to explore additional video-based service offerings supporting remote telemedicine, which supports crew well-being and welfare.

Cyphre BlackTIE plus Fornetix with Cyphre’s BlackTIE and CyphreLink Cybersecurity Offerings

Cyphre BlackTIE hardware-based encryption features low latency protection for files at rest and in transit for both public and private clouds, providing high levels of granularity and control that will provide unique protection for our customer’s data. As the demand for cybersecurity and data protection increases, we offer our customers the ability to wrap our Managed Communications Services with the unique granular protection provided by our Cyphre BlackTIE hardware-based encryption. We also intend to offer Cyphre BlackTIE encryption to other industries and customers primarily through channel partners.

Fornetix Key Orchestration is an advanced key management ecosystem that takes traditionally long, manual encryption processes and transforms them into automated, easy-to-use solutions. Benefits include reduced costs, process consistency, enhanced use of encryption, and enterprise modifiability. Fornetix’s Key Orchestration appliance integrates with Cyphre’s BlackTIE-powered offerings to deliver high-performance security solutions that protect the integrity of your encrypted data from continuously evolving threats. The integrated solutions are available immediately.

CyphreLink brings a similar level of data protection to the network that was previously only available to care for data at rest. CyphreLink protects the data as it traverses network links in much the same way Cyphre’s BlackTIE service protects data at rest.

Wi-Fi Hotspot

We offer Wi-Fi hotspot solutions that facilitate access to the Internet by personnel in remote facilities. This is advantageous for employers who seek to improve the quality of life for employees by providing Internet access in the living quarters, and for service companies that seek office-like connectivity for their technicians and engineers. The Wi-Fi hotspot solutions provide ready access with a familiar user interface without requiring specialized equipment to connect to the service.

Systems Integration

As the demand for additional telecommunications products and telecoms systems increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to our customers. Our Systems Integration solutions provide a complete package of communications infrastructure required to support onshore and offshore facilities for the oil and gas industry. Systems Integration services include the design, procurement, assembly and test, installation and commissioning of communications systems which can include WAN/LAN connectivity, Closed Circuit Television (CCTV) for monitoring and security, access control, public address (PAGA) systems, microwave systems and monitoring and control systems. We also offer a complete package of on-site and remote support and on-going maintenance capabilities in support of our customer’s installed infrastructure.

In order to service customers on a global scale, Systems Integration Engineering and Procurement (EP) services are provided from facilities in Aberdeen, Houston and Monterrey. We have the ability to facilitate the end-to-end process of telecoms systems mechanical fabrication, build and assembly through to final testing and Factory Acceptance Testing (FAT).

Combining the engineering and service capabilities of our Systems Integration services with our other services and solutions such as our NOC services, OTT offerings, and other managed services allows us to offer our Systems Integration customers a long-term package of maintenance and support options. These offerings provide customers an opportunity to reduce their operational and support costs while ensuring a highly reliable communications infrastructure.

Customer Contracts

In order to streamline the addition of new projects and solidify our position in the market, we have signed contracts with most customers. The specific services being provided are defined under individual service orders that generally have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without penalty. Service orders are executed under the contracts for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the agreement or cold stacking of a drilling rig.

Customers

We have an international customer base comprising many of the largest drilling, exploration and production and oilfield service, maritime, pipeline and engineering and construction companies. Although no single customer accounted for 10.0% or more of revenue in 2017, our top 5 customers accounted for 26.8% of our total revenue for 2017.

Suppliers

Although we have preferred suppliers of technology, telecommunications and networking equipment, nearly all technology utilized in our solutions is available from more than one supplier. The standardized equipment may be deployed across any site in any geographic area.

In addition, we do not rely on one satellite provider for our entire satellite bandwidth needs except for certain instances in which only one satellite bandwidth provider is available in an operating location, which is typically due to licensing restrictions or only one satellite provider can offer a particular bandwidth. This approach generally allows us flexibility to use the satellite provider that offers the best service for specific areas and to change providers if one provider experiences any problems.

Competition

The technology and remote telecommunications industry is highly competitive. We expect competition in the markets that we serve to persist, intensify and change. We face varying degrees of competition from a wide variety of companies, including new potential entrants from providers to adjacent vertical markets and from forward integration by some of our suppliers deeper in the industry value chain, since successful service and system development is not necessarily dependent upon substantial financial resources.

Our primary global competitor is Speedcast International Ltd. In addition, there are a range of regional providers serving smaller customers. Specifically, in our U.S. onshore operations, we also face competition from: wireless network providers, drilling instrumentation providers, living quarters companies, and other pure-play providers like us.

Our customers generally choose their provider(s) based on the quality and availability of the service and the ability to restore service quickly when there is an outage. Pricing and breadth of service offerings is also a factor. Our customers depend on maximum availability, quality and continuity of products and service. Established relationships with customers and proven performance serve as significant barriers to entry.

Government Regulation

The telecommunications industry is highly regulated. Most of the services we provide require approvals from national and local authorities and compliance with laws and regulations from multiple authorities. In the United States, we are subject to the regulatory authority of the United States, primarily the Federal Communications Commission (FCC). Regulation of the telecommunications industry continues to change rapidly. Our U.S. services are currently provided on a private carrier basis and are therefore subject to lighter regulation under the U.S. Communications Act of 1934, as amended (the Act), and the rules and regulations of the FCC than if we were a common carrier. If the FCC or one or more state public utility commissions determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings subject to common carrier regulations, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations or we may have to materially alter our service offerings to maintain our private carrier status. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with all applicable requirements.

In 2014, we completed the purchase of Inmarsat’s Enterprise Energy business unit. As part of the acquisition Inmarsat transferred licenses with rights to the electromagnetic spectrum, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and leases for wireless communications service licenses. Failure to maintain appropriate licenses could subject RigNet to fines imposed by the FCC.

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

As an evolving non-dominant international and domestic carrier under the Act, among other requirements, RigNet must pay various fees including contribution of a percentage of its revenues from telecommunications services to the FCC’s Universal Service Fund (USF) and other federal program funds to subsidize certain user segments, file various reports, and comply with rules that protect customer information and the processing of emergency calls. RigNet is also subject to the Communications Assistance for Law Enforcement Act (CALEA) and associated FCC regulations that require telecommunications service providers and VoIP providers to configure their networks to facilitate electronic surveillance by law enforcement authorities.

Like the FCC, the state public utility commissions (PUCs) impose various regulatory fees, universal service requirements, reporting and prior approval requirements for transfer or assignments. The FCC and state PUCs have jurisdiction to hear complaints regarding the compliance or non-compliance with these and other common carrier requirements of the Act and the FCC’s rules, and similar state laws and regulations.

If the FCC or any state PUC determines that RigNet has not complied with federal and/or state regulatory requirements, we may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, license revocation, or other penalties.

Several proceedings pending before the FCC have the potential to significantly alter our USF contribution obligations. The FCC is considering: (1) changing the basis upon which USF contributions are determined from a revenue percentage measurement, as well as increasing the breadth of the USF contribution base to include certain services now exempt from contribution; (2) the classification of MPLS; and (3) the classification of various IP-enabled services. Adoption of these proposals could have a material adverse effect on our costs of providing service. We are unable to predict the timing or outcome of these proceedings. We cannot predict the application and impact of changes to the federal or state USF contribution requirements on the communications industry generally and on certain of our business activities in particular.

We generally have to register to provide our telecommunications services in each country in which we do business. The foreign laws and regulations governing these services are often complex and subject to change with short or no notice. At times, the rigs or vessels on which our equipment is located and to which our services are provided will need to operate in a new location on short notice and we must quickly make regulatory provisions to provide our services in such countries. Failure to comply with any of the laws and regulations to which we are subject may result in various sanctions, including fines, loss of authorizations and denial of applications for new authorizations or for renewal of existing authorizations.

We must comply with export control laws and regulations, trade and economic sanction laws and regulations of the United States and other countries with respect to the export of telecommunications equipment and services. State and local regulation additionally apply to certain aspects of our business. We are also subject to various anti-corruption laws, including the Foreign Corrupt Practices Act, that prohibit the offering or giving anything of value to government officials for the purpose of obtaining or retaining business or for gaining an unfair advantage.

Employees

As of December 31, 2017, we had approximately 503 full time employees consisting of 55 employees in sales and marketing, 77 employees in finance and administration, 360 employees in operations and technical support and 11 employees in management.

Geographic Information

See Note 12 — “Segment Information,” in our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding revenues and assets attributable to our domestic and international operations.

Other Information

Corporate Structure and History

We were incorporated in Delaware on July 6, 2004. Our predecessor began operations in 2000 as RigNet Inc., a Texas corporation. In July 2004, our predecessor merged into us. The communications services we provide to the offshore drilling and production industry were established in 2001 by our predecessor, who established initial operations in the Asia Pacific region. We have since evolved into one of the leading global providers of remote communications services.

Our organic growth has also been complemented by several strategic acquisitions which have expanded our service offerings.

In January 2018, we entered into an agreement to purchase Intelie. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. The acquisition will leverage Intelie’s unique capabilities and market position to distinguish and enhance our bundled communications services. Additionally, Intelie’s team of data scientists and software developers will accelerate our strategy to move up the technology stack, furthering the development of effective applications powered by data. The acquisition of Intelie is subject to certain customary closing conditions, including certain approvals of the Brazilian government. We expect to close the acquisition of Intelie in the first quarter of 2018.

In 2017, we acquired substantially all the assets of ESS, which expanded our product offering, added to our existing midstream SCADA customer portfolio, and strengthened our IoT market position. Additionally, in 2017, we acquired substantially all the assets of DTS, which enhanced our comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients. Furthermore in 2017, we completed our acquisition of Cyphre, which expanded us into cybersecurity with advanced enterprise data protection leveraging BlackTIE hardware-based encryption. In 2016, with the acquisition of TECNOR, we expanded our services to include a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico serving military, government, maritime, oil and gas customers.

Principal Executive Offices

In January 2017, we signed and announced an eight-year lease for new headquarters space located at 15115 Park Row Blvd, Suite 300, Houston, Texas. Our main telephone number is +1 (281) 674-0100.

Company Website and Available Information

The Company’s internet website is www.rig.net. The information found on our website is not incorporated into this Annual Report on Form 10-K. The Company makes available free of charge on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This information can also be found on the SEC website at www.sec.gov.

In addition, in the “Governance” section of the Investors page on our web site, we make available our code of ethics and business conduct, our corporate governance guidelines, the charters for our audit, compensation, and corporate governance and nominating committees and various other corporate governance policies and documents.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the drilling industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our services and solutions;

•	the advantages of our services compared to others;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our ability to manage and grow our business and execute our business strategy, including expanding our penetration of the U.S. and international onshore and offshore drilling rigs and expanding our business into remote communication market adjacencies;

•	our strategy;

•	our ability to offer our products and services to new markets through distribution partners, or otherwise;

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully, including expectations regarding the pending acquisition of Intelie;

•	our resource reallocation activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage

These forward-looking statements may be found in Item 1. “Business;” Item 1A. “Risk Factors;” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other items within this Annual Report on Form 10-K. In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “would,” “expect,” “plan,” “project,” “intend,”, “will”, “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms and other comparable terminology that convey uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Annual Report on Form 10-K, are forward-looking statements.

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

Item 1A.	Risk Factors

Factors that could materially affect our business, financial position, operating results or liquidity and the trading price of our common stock are described below. This information should be considered carefully, together with other information in this report and other reports and materials we file with the SEC.

A large portion of our business is subject to the volatility of and is likely to fluctuate with the level of global oil and natural gas exploration, development and production.

Demand for our remote communication services and collaborative applications depends on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas. Our business will suffer if these expenditures decline. Our customers’ willingness to explore, develop and produce oil and natural gas depends largely upon prevailing market conditions that are influenced by numerous factors over which we have no control, including:

•	the supply, demand and price expectations for oil and natural gas;

•	capital expenditure levels of drillers and producers of oil and natural gas;

•	the addressable market and utilization rate for drilling rigs and oilfield services;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) or non-OPEC countries to influence and maintain production levels and pricing;

•	the worldwide political, regulatory and economic environment;

•	the degree to which alternative energy sources displace oil and natural gas; and

•	advances in exploration, development and production technology.

Since 2014, oil and gas prices have declined significantly, resulting in reduced expenditures for exploration and production. As a result, we have seen a material decline in the demand for our products and services and significant pressure on the prices we can charge. Furthermore, our customers have experienced declines in their cash flows which has led to delays in payment, or nonpayment, for our products and services. These conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The Global Xpress (GX) Dispute may have a material adverse effect on us.

See a more complete discussion of the GX Dispute in Note 9 of the Notes to Consolidated Financial Statements.

The GX Dispute has and will continue to have an impact on us for the foreseeable future. Preparation for and participation in the arbitration will continue to divert Company resources and management’s attention from our core operations. If the arbitration panel determines that we are liable for take-or-pay obligation to Inmarsat, there could be a material adverse impact on our financial condition, results of operation and cash flows.

Our industry is characterized by rapid technological change, and if we fail to keep pace with these changes or if access to telecommunications in remote locations becomes easier or less expensive, our business, financial condition and results of operations may be harmed.

Recently some remote communications providers are offering the use of Ka-band satellite service, instead of or in addition to the Ku-band and C-band satellite space segments used today. Our business may be harmed if our competitors are more successful than us in introducing Ka-band services to meet customer needs.

If alternative telecommunications services to remote locations become more readily accessible or less expensive, our business will suffer. New disruptive technologies could make our VSAT-based networks or other services obsolete or less competitive than they are today, requiring us to reduce the prices that we are able to charge for our services or causing us to undergo expensive transitions to new technologies. We may not be able to successfully respond to new technological developments and challenges or identify and respond to new market opportunities, services or solutions offered by competitors. In addition, our efforts to respond to technological innovations and competition may require significant capital investments and resources.

Failure to obtain and retain skilled personnel could impede our business and growth strategy.

Our operations depend on a highly qualified executive, sales, technical, development, service and management team. Failure to attract, recruit, retain and develop qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

In the event that our cyber security measures fail or are otherwise inadequate, our systems or reputation may be damaged which could harm our business, financial conditions and results of operations.

We rely heavily on information systems to run our business. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such attacks. If such incidents or attacks do occur, they could have a material impact on our systems including degradation of service, service disruption, excessive call volume to call centers and damage to our facilities, equipment and data. In addition, we could be adversely affected by the theft or loss of confidential customer data or intellectual property. With the acquisition of Cyphre, we now market our cybersecurity services as an expertise. A successful cyberattack against us may create negative publicity resulting in reputation or brand damage with customers. We may be required to expend significant resources to protect against these events or to alleviate problems, including reputational harm and litigation, caused by these events or the failure or inadequacy of our security systems, which could have a material adverse effect on our business, financial condition and results of operations.

We have made and expect to continue to make acquisitions as a primary component of our strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

A primary component of our strategy has been to acquire businesses to grow our product and service offerings. We intend to continue to pursue acquisitions of complementary technologies, products and businesses as a primary component of our growth strategy. Acquisitions involve certain known and unknown risks that could cause our actual growth or operating results to differ from our expectations. For example:

•	we may not be able to identify suitable acquisition candidates or to consummate acquisitions on acceptable terms;

•	we may pursue international acquisitions, which inherently pose more risks than domestic acquisitions;

•	we compete with others to acquire complementary products, technologies and businesses, which may result in decreased availability of, or increased price for, suitable acquisition candidates;

•	we may not be able to obtain the necessary financing, on favorable terms or at all, to finance any or all of our potential acquisitions;

•	we may ultimately fail to consummate an acquisition even if we announce that we plan to acquire a technology, product or business; and

•	acquired technologies, products or businesses may not perform as we expect and we may fail to realize anticipated revenues and profits.

In addition, our acquisition strategy may divert management’s attention away from our existing business, resulting in the loss of key customers or employees, and expose us to unanticipated problems or legal liabilities, including responsibility as a successor for undisclosed or contingent liabilities or acquired businesses or assets.

If we fail to conduct due diligence on our potential targets effectively, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties in integrating acquisitions include, among other things:

•	maintaining employee morale and retaining key employees;

•	integrating the cultures of both companies;

•	preserving important strategic customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.

In addition, even if we integrate successfully the operations of an acquisition, we may not realize the full benefits of the acquisition, including the synergies or growth opportunities we expect. These benefits may not be achieved within the anticipated time frame, or at all.

Further, acquisitions may cause us to:

•	issue common stock that would dilute our current stockholders’ ownership percentage;

•	use a substantial portion of our cash resources;

•	increase our interest expense, leverage and debt service requirements if we incur additional debt or contingent consideration to pay for an acquisition;

•	assume liabilities for which we do not have indemnification from the former owners or we have disputed or uncollectible indemnification from the former owners;

•	record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges;

•	experience volatility in earnings due to changes in contingent consideration related to acquisition earn-out liability estimates;

•	incur amortization expenses related to certain intangible assets;

•	lose existing or potential contracts as a result of conflict of interest issues;

•	become subject to adverse tax consequences or deferred compensation charges;

•	incur large and immediate write-offs; or

•	become subject to litigation.

Our customers may terminate many of our contracts on short notice without penalty, which could harm our business, financial condition and results of operations.

Customers may switch service providers without incurring significant expense relative to the annual cost of the service. Our contracts generally provide that in the event of prolonged loss of service or for other good reasons, our customers may terminate service without penalty. In addition, some of our contracts may be terminated by our customers for no reason and upon short notice. Terms of contracts typically vary with a range from short-term call out work to three years. Work orders placed under such agreements may have shorter terms than the relevant customer agreement. As a result, we may not be able to retain our customers through the end of the terms specified in the contracts, resulting in harm to our business, financial condition and results of operations.

Our growth strategy requires substantial capital and acquisition expenditures. We may be unable to obtain required capital or financing on satisfactory terms.

To support our growth strategy, we expect to continue to make substantial capital expenditures and acquisitions. We expect to fund capital expenditures and acquisitions with cash generated by operations and borrowings under our revolving credit facility or capital markets transactions; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all.

Our strategy of moving up the technology stack entails entering new business lines that could fail to attract or retain users or generate revenue.

A key element of our growth strategy is to move up the technology stack, that is to leverage our existing network to provide application layer solutions to our network customers. In 2017, we began reporting a new segment, Apps & IOT, to capture results from these new over-the-top services, such as SCADA, MetOcean and Adaptive Video Intelligence. In addition, in 2017, we acquired Cyphre which brings us a data protection offering, BlackTIE and CyphreLink. We continue to expect to invest in new lines of business, new products and other new initiatives to generate revenue, including our recently announced agreement to acquire Intelie. We have limited or no experience in our new market segments, and our customers may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. Furthermore, efforts at establishing new lines of business could divert management attention from our core Managed Services network and Systems Integration businesses. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

We rely on third parties, particularly satellite owners, to provide products and services for the operation of our business. Failures by third-party providers have caused, and in the future could cause, service interruptions, harm our business and reputation and result in loss of customers and revenue.

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

Our results in 2017 were negatively impacted by a satellite outage by one of our providers in the second quarter. This incident caused RigNet to lose forecasted revenues and to experience increased costs as we had to make alternative arrangements for our customers. We cannot assure that we will not suffer future satellite outages or that any potential future outage will not have a material impact on our business, results of operations or financial condition. Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from certain risks, including satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties.

Failure of our microwave network could materially impact our results of operations.

Our microwave network is a Line-of-Site (LOS) system that operates by relaying microwave communications from one microwave site to another that must be within visible sight. When a microwave site on a microwave relay is rendered inoperable subsequent dependent sites are also rendered inoperable. As such the risk of a microwave site being rendered inoperable by weather, technical failure or other means will likely cascade to other dependent microwave sites. We do not insure for loss of a microwave site or business interruption caused by the loss of such a site as we believe the cost of such insurance outweighs the risk of potential loss, so the loss of a microwave site or any business interruption could harm our business, financial condition and results of operations.

We are subject to anti-corruption and export control laws that have stringent compliance standards for us.

We are subject to a number of applicable export control laws and regulations of the United States as well as comparable laws of other countries. We cannot provide services to certain countries subject to United States trade sanctions administered by the Office of Foreign Asset Control of the United States Department of the Treasury or the United States Department of Commerce unless we first obtain the necessary authorizations. If our customers move their sites into countries subject to certain sanctions, we may not be able to serve them, in which case, our revenues will be adversely impacted and we may have additional costs incurred as well. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-corruption laws that, generally, prohibit bribes or unreasonable gifts to governments or officials. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, and more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. In certain countries, we engage third-party agents or intermediaries to act on our behalf in dealings with government officials, such as customs agents, and if these third-party agents or intermediaries violate applicable laws, their actions may result in penalties or sanctions being assessed against us.

Many of our potential customers are resistant to new solutions and technologies which may limit our growth.

Although there is a strong focus on technology development within the oil and gas industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk averse with respect to adopting new solutions and technologies in the area of remote communications. As a result of the sustained downturn in oil and gas prices, many of our customers focus on price rather than the value new technologies bring them, further slowing the uptake of new solutions and technologies. Some drilling contractors, oil and gas companies and oilfield service providers may choose not to adopt new solutions and technology, such as our remote communications and collaboration applications solutions, which may limit our growth potential.

Systems Integration projects are heavily dependent on cost, productivity, schedule and performance management.

We account for Systems Integration contracts using accounting rules for construction-type contracts. Factors that may affect future project costs and margins include the price and availability of labor, equipment and materials, productivity, as well as the time necessary to obtain approvals and permits. If we make inaccurate estimates, or we find errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, changes in local labor conditions, weather delays, changes in the costs of equipment and materials, or our suppliers’ or subcontractors’ inability to perform, or changes in foreign exchange rates, then cost overruns may occur. We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. In accordance with the accounting guidance, we would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is needed. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

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

We have a new management team which may cause disruption in our business, particularly our core markets, and which could have a materially adverse effect on our results of operations.

Our executive officers have an average tenure with RigNet of approximately a year. Additionally, Charles “Chip” Schneider, Senior Vice President and Chief Financial Officer, departed the Company effective December 27, 2017. The high turnover in our executive ranks could negatively affect our relationships with key customers, particularly in our core managed services business, and our employee morale. Any such effects could materially and adversely affect our business and results of operations.

A significant portion of our revenue is derived from a relatively small number of customers and the loss of any of these customers would materially harm our business, financial condition and results of operations.

Although we continue to diversify our customer base, we still receive a significant portion of our revenue from a relatively small number of large customers, among them being Royal Dutch Shell Plc, Bechtel Corporation, Ensco Plc, Noble Corporation Plc, Seadrill Ltd., Chevron, Baker Hughes, Veripos, Halliburton and Petrofac. Although none of these customers represents more than 10% of our annual revenue, should one or more of these customers terminate or significantly reduce their business with us, our business, financial condition and results of operations would be materially harmed. Recently Noble Corporation indicated that they will transition the managed communications services we provide to Noble to one of our competitors. Noble continues to be one of our top 5 customers, but we anticipate a loss of revenue from Noble accelerating in the latter half of 2018. If we cannot replace this lost revenue, our financial condition and results of operations would be materially harmed.

We may not be able to compete successfully against current and future competitors.

We expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. Our primary global competitor is Speedcast International Ltd. Recently Panasonic, through its ITC Global subsidiary, as well as Tampnet have begun to expand their presence as active providers of communications services to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations and their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

Furthermore, competition may emerge from companies that we have previously not perceived as competitors or consolidation of our industry may cause existing competitors to become bigger and stronger with more resources, market awareness and market share. For example, we have experienced customer projects where we have bid directly against some of our satellite bandwidth providers, either acting alone or in conjunction with one of our direct competitors. Competition with our satellite bandwidth providers, either alone or in restrictive arrangements with our suppliers or competitors may materially and adversely affect the availability and pricing of our products and services.

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

The authorities in the countries where we operate may introduce additional regulations for the oil and gas and communications industries. New rules and regulations may be enacted or existing rules and regulations may be applied or interpreted in a manner which could limit our ability to provide our services. Amendments to current laws and regulations governing operations and activities in the oil and gas industry and telecommunications industry could harm our operations and financial results. Compliance with and changes in tax laws or adverse positions taken by taxing authorities could be costly and could affect our operating results.

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

We own, and maintain certain intellectual property assets, including patents, patent applications, copyright and trademarks, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property assets and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced.

We compete for satellite capacity for our services and any capacity constraints could harm our business, financial condition and results of operations.

In certain markets, the availability and pricing of capacity could be subject to competitive pressure. We may be unable to secure the capacity needed at competitive prices to conduct our operations, which could harm our business, financial condition and results of operations. In certain markets, the availability of bandwidth may be restricted by local governments when needed to support military operations, and in the event of such an action, there is no guarantee that we will be able to secure the capacity needed to meet our contractual commitments to our customers.

Restructuring activities may negatively impact the Company.

Reductions in resources may adversely affect or delay various sales, marketing, product development and operational activities, which could have a material adverse effect on our financial results. Additionally, restructuring activities could have negative effects on our internal control over financial reporting and employee morale.

Information technology infrastructure and systems are critical to supporting our operations, accounting and internal controls; any potential failure of our information technology infrastructure or systems could adversely affect our business, financial conditions and results of operations.

We continue to update and enhance our information systems. If a problem occurs that impairs or compromises this infrastructure, systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to perform accounting, invoice, process orders, generate management reports or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate. Additionally, any such events could adversely harm our legal, accounting and compliance capabilities including but not limited to: our ability to timely file reports with the SEC; timely file financial statements required by certain statutes; timely file compliance reports with our lenders under our credit agreement; and timely file income taxes with the IRS, foreign taxing authorities, and local taxing authorities.

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

Changing weather conditions could impair satellite connectivity, cause more sites to be shut down and generally cause activities to be limited so that our business may be harmed. This risk is more pronounced for LOS microwave service, as there is a likely loss of service for multiple subsequent microwave sites in the network relay.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our U.S. services are provided on a private carrier basis. As such, these services are subject to light or no regulation by the FCC and state PUCs. If the FCC or one or more PUCs or any other telecommunications regulator determine that these services or the services of our subsidiaries or affiliates constitute common carrier offerings or change the regulations applicable to private carriers, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with those requirements.

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

As of February 20, 2018, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 26.1% of our outstanding voting power. Additionally, as of February 20, 2018, funds associated with Arrowpoint Asset Management, LLC, owned in the aggregate shares representing approximately 15.4% of our outstanding voting power. As a result, any of these stockholders could potentially have significant influence over all matters presented to our stockholders for approval, including election or removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our services and solutions.

During the year ended December 31, 2017, 9.3% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material effect on our reported earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

Any depreciation of local currencies in the countries in which we conduct business may result in increased costs to us for imported equipment and may, at the same time, decrease demand for our services and solutions in the affected markets. If our operating companies distribute dividends in local currencies in the future, the amount of cash we receive will also be affected by fluctuations in exchange rates. In addition, some of the countries in which we have operations do or may restrict the expatriation or conversion of currency making such cash unavailable for financing of our global operations and capital investments.

Furthermore, a majority of our cash balances are held outside of the United States. Were we to repatriate this cash to the United States we may have to pay taxes in one or more countries making the cash available to us less than that reported in our financial statements.

The average daily trading volume of our common stock is low which can cause volatility in its price unrelated to our actual operations and performance.

The average daily trading volume of our stock is approximately 30 thousand shares. Due to the low trading volume our stock may be subject to more market volatility, without regard to our performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and subject us to takeover bids or lead to action by NASDAQ. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•	quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts’ expectations or prior Company estimates, including announcements of site counts, rates of churn, and operating margins that would result in downward pressure on our stock price;

•	the cost and availability or perceived availability of additional capital and market perceptions relating to our access to this capital;

•	announcements by us or our competitors of acquisitions, new products or technologies;

•	recommendations by securities analysts or changes in their estimates concerning us;

•	changes in the valuation of our deferred tax assets;

•	any significant change in our board of directors or management; and

•	perceptions of general market conditions in the technology and communications and oil and gas industries, the U.S. economy and global market conditions.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Facilities

In January 2017, we signed and announced an eight-year lease for new headquarters space, comprised of 28,808 square feet located at 15115 Park Row Blvd, Suite 300, Houston, Texas. The term of this lease runs through June 2025. We also own a custom built, approximately 26,000 square foot facility in Aberdeen, Scotland, and a 13,000 square foot facility at 1300 N Berard St., Breaux Bridge, Louisiana.

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

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. Recently, that former executive filed counterclaims against us and one of our independent directors. The Company is seeking repayment of certain severance benefits and injunctive relief. The Company has incurred legal expense of approximately $0.9 million in connection with this dispute for the year ended December 31, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of this dispute, the total costs to be incurred or the potential impact on personnel.

Based on the information available at this time and management’s understanding of the dispute, the Company does not deem the likelihood of a material loss related to this dispute to be probable, so it has not accrued any liability related to the dispute. At this stage of the arbitration and litigation, the range of possible loss is not reasonably estimable.

Inmarsat and the Company are in a dispute relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. The parties are attempting to resolve the dispute through a contractually-stipulated arbitration process with the International Centre for Dispute Resolution that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat. In addition, we have filed certain counterclaims against Inmarsat related to tortuous interference with contracts, misuse of confidential information and bad faith.

The Company has incurred legal expenses of $1.6 million in connection with the GX dispute for the year ended December 31, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

QUARTERLY COMMON STOCK SALES PRICE (HIGH & LOW SALES PRICE)

	High	Low
Year Ended December 31, 2017
Fourth Quarter	$18.15	$14.30
Third Quarter	$19.30	$14.60
Second Quarter	$22.65	$15.70
First Quarter	$23.70	$17.55
Year Ended December 31, 2016
Fourth Quarter	$23.15	$14.20
Third Quarter	$15.12	$11.31
Second Quarter	$17.10	$11.15
First Quarter	$21.62	$11.69

There were approximately 107 holders of RigNet’s common stock on record as of February 20, 2018.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2012 through December 31, 2017, with the cumulative total return on the NASDAQ Composite Index, the PHLX Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oilfield equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
RigNet, Inc. (1)	100	235	201	101	113	73
NASDAQ	100	138	157	166	178	229
Oil Service Sector	100	128	96	72	83	68
NASDAQ Telecommunications	100	124	135	125	144	169

(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sale occurred.

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

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:

Revenue	$204,892	$220,623	$271,260	$330,174	$220,710

Expenses:
Cost of revenue (excluding depreciation and amortization)	131,166	129,759	163,238	188,209	118,881
Depreciation and amortization	30,845	33,556	32,471	29,462	21,049
Impairment of goodwill, intangibles, and property, plant and equipment	—	397	14,262	2,719	—
Selling and marketing	8,347	7,172	9,449	9,298	5,829
General and administrative	44,522	52,190	63,192	66,402	46,726

Total expenses	214,880	223,074	282,612	296,090	192,485

Operating income (loss)	(9,988)	(2,451)	(11,352)	34,084	28,225
Interest expense	(2,870)	(2,708)	(2,054)	(2,185)	(2,283)
Other income (expense), net	133	(313)	(845)	(516)	(240)

Income (loss) before income taxes	(12,725)	(5,472)	(14,251)	31,383	25,702
Income tax expense	(3,472)	(5,825)	(2,409)	(15,400)	(9,158)

Net income (loss)	(16,197)	(11,297)	(16,660)	15,983	16,544
Less: Net loss (income) attributable to:
Non-redeemable, non-controlling interest	(21)	210	314	348	208

Net income (loss) attributable to RigNet, Inc. stockholders	$(16,176)	$(11,507)	$(16,974)	$15,635	$16,336

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.90)	$(0.65)	$(0.97)	$0.90	$1.00

Diluted	$(0.90)	$(0.65)	$(0.97)	$0.87	$0.93

Weighted average shares outstanding:
Basic	18,009	17,768	17,534	17,321	16,268

Diluted	18,009	17,768	17,534	17,899	17,557

Other Non-GAAP Data:
Unlevered Free Cash Flow	$11,760	$21,984	$14,217	$33,333	$25,085
Adjusted EBITDA	$29,669	$37,181	$46,907	$73,735	$56,178

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$34,598	$57,152	$60,468	$66,576	$59,822
Restricted cash - current	43	139	543	1,200	509
Restricted cash - long-term	1,500	1,514	—	62	1,321
Total assets	230,094	230,972	258,116	299,837	238,803
Current maturities of long-term debt	4,941	8,478	8,421	8,405	8,388
Long-term debt	53,173	52,990	69,238	77,706	51,175
Long-term deferred revenue	546	254	359	516	621

Non-GAAP Financial Measures

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

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of the earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges and non-recurring items. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•	Investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand our investor and analyst’s presentations include Adjusted EBITDA;

•	By comparing our Adjusted EBITDA in different periods, our investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of Consolidated EBITDA, as defined and used in the financial covenant ratios in our credit agreement

Our management uses Adjusted EBITDA:

•	To indicate profit contribution;

•	For planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	To allocate resources to enhance the financial performance of our business; and

•	In communications with our Board of Directors concerning our financial performance.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles and property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on sales of property, plant and equipment, net of retirements;

•	Adjusted EBITDA does not reflect the stock based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of earn-outs and contingent consideration;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles and property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on sales of property, plant and equipment, net of retirements;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of earn-outs and contingent consideration;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA and Unlevered Free Cash Flow for each of the periods presented. Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA and Unlevered Free Cash Flow.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA and Unlevered Free Cash Flow:
Net income (loss)	$(16,197)	$(11,297)	$(16,660)	$15,983	$16,544
Interest expense	2,870	2,708	2,054	2,185	2,283
Depreciation and amortization	30,845	33,556	32,471	29,462	21,049
Impairment of goodwill, intangibles, and property, plant and equipment	—	397	14,262	2,719	—
Foreign exchange impact of intercompany financing activities	—	—	—	856	—
(Gain) loss on sales of property, plant and equipment, net of retirements	55	(153)	(41)	(44)	66
Stock-based compensation	3,703	3,389	3,660	4,252	2,963
Restructuring costs	767	1,911	7,410	—	—
Change in fair value of earn-out/contingent consideration	(320)	(1,279)	—	—	—
Executive departure costs	1,192	1,884	1,000	—	—
Acquisition costs	3,282	240	342	2,922	4,115
Income tax expense	3,472	5,825	2,409	15,400	9,158

Adjusted EBITDA (non-GAAP measure)	$29,669	$37,181	$46,907	$73,735	$56,178

Adjusted EBITDA (non-GAAP measure)	$29,669	$37,181	$46,907	$73,735	$56,178
Capital expenditures	17,909	15,197	32,690	40,402	31,093

Unlevered Free Cash Flow (non-GAAP measure)	$11,760	$21,984	$14,217	$33,333	$25,085

Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

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

Executive Overview

We are a global technology company that provides customized communications services, applications and cybersecurity solutions enhancing customer decision making and business performance. We provide solutions ranging from fully-managed voice and data networks to more advanced networks and applications that include video conferencing, asset and weather monitoring, real-time data services and cybersecurity primarily under a multi-service recurring revenue model.

Our Operations

Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations.

Network service customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that generally have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance.

We previously operated our business under two reportable segments: Managed Services and Systems Integration (previously called SI&A). During the third quarter of 2017, after we completed the ESS acquisition, we reorganized our business and reportable segments. Applications and Internet-of-Things is now managed and presented as a separate segment, and was previously presented in the Managed Services segment. The reporting on this new segment will help track our progress related to this important area of focus within the business that is intended to enhance the value of the services we deliver to customers, including enhancing the value of the managed communications services we deliver to customers around the world. All historical segment financial data included herein has been recast to conform to the current year presentation. We now operate three reportable segments, which are managed as distinct segments by our chief operating decision-maker.

•	Managed Services. Our Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE and CyphreLink encryption, weather monitoring primarily in the North Sea (MetOcean), real-time data monitoring and machine-to-machine learning and certain other value added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. Our Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

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

Recent Developments

On January 17, 2018, we entered into an agreement to purchase Intelie Soluções Em Informática S.A. (Intelie). Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. The acquisition will leverage Intelie’s unique capabilities and market position to distinguish and enhance our bundled communications services. Additionally, Intelie’s team of data scientists and software developers will accelerate our strategy to move up the technology stack, furthering the development of effective applications powered by data. The purchase price in the agreement includes (i) R$10.6 million (BRL) (or approximately $3.3 million) in cash, (ii) that number of shares of RigNet common stock equivalent to $7.5 million based on the twenty day volume weighted average price (VWAP) of RigNet common stock ending three days before closing; and (iii) contingent consideration in the form of RigNet common stock payable on the third anniversary of the closing of the transaction in an amount not to exceed $17.0 million based on the twenty day VWAP at the time of issuance and dependent on the achievement of growth of SaaS revenues compared to targets set forth in the Purchase Agreement. Intelie is based in Brazil. We expect to close the acquisition of Intelie, subject to customary closing conditions including certain approvals of the Brazilian government, in the first quarter of 2018.

Charles “Chip” Schneider, Senior Vice President and Chief Financial Officer, departed effective December 27, 2017. In connection with the departure of Mr. Schneider, in the fourth quarter of 2017 we incurred a pre-tax executive departure expense of $1.2 million in the Corporate Segment.

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

On July 28, 2017, we acquired substantially all the assets of ESS. ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry for remote pipeline monitoring. The assets acquired enhance our product offering, add to our existing midstream SCADA customer portfolio, and strengthen our IoT market position. We paid $22.2 million in cash for the ESS assets. ESS is based in Texas.

On July 24, 2017, we acquired substantially all the assets of DTS. DTS provides comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients. We paid $5.1 million in cash for the DTS assets. DTS is based in Louisiana.

In July 2017, we delivered a notice of termination of an agreement with Inmarsat to acquire capacity from Inmarsat’s GX network. We will continue to offer other solutions to our customers as we have in the past. We will continue to evaluate and make available the best service options for our customers’ telecommunication needs.

On May 18, 2017, we completed our acquisition of Cyphre Security Solutions (Cyphre) for an estimated aggregate purchase price of $12.0 million. Of this aggregate purchase price, we paid $4.9 million in cash, $3.3 million in stock and expect to pay $3.8 million of contingent consideration for intellectual property, estimated as of the date of acquisition. The initial estimate of the contingent consideration for intellectual property is preliminary and remains subject to change based on certain post-closing contractual options under the acquisition agreement. Cyphre is a cybersecurity company that provides advanced enterprise data protection leveraging BlackTIE hardware-based encryption featuring low latency protection for files at rest and in transit for both public and private cloud. Cyphre is based in Texas.

As of December 31, 2017, we have backlog for our Systems Integration projects of $26.0 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve were challenged in 2017 and remain challenged into 2018, particularly offshore. Oil prices declined significantly throughout 2015 and into 2016 from the highs in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Although oil prices and U.S. onshore drilling rig counts have increased since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on shorter term, land-based projects that generally require less capital investment. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies reduced their capital spending budgets, including the cancellation or deferral of existing programs, and are expected to continue operating under reduced budgets in the current environment.

For the periods referenced below, we were billing on the following sites listed in the table below:

	December 31,			Average Count
	2017	2016	2015	2017	2016	2015
Selected Operational Data:
Offshore drilling rigs (1)	182	175	238	178	203	261
Offshore Production	304	280	283	302	286	291
Maritime	172	122	121	149	116	121
International Land	149	104	115	124	101	112
Other sites (2)	364	240	373	346	250	436

Total	1,171	921	1,130	1,098	956	1,221

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

Global Xpress (GX) Dispute

We are in a dispute with Inmarsat relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. We are attempting to resolve the dispute through a contractually-stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to our contractual rights under the agreement, we delivered a notice of termination of the agreement to Inmarsat. In addition, we have filed certain counterclaims against Inmarsat related to tortuous interference with contracts, misuse of confidential information and bad faith.

We have incurred legal expenses of $1.6 million in connection with the GX dispute for the year ended December 31, 2017. We may continue to incur significant legal fees, related expenses and management time in the future. We cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Revenue Recognition - General

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax or regulatory fees assessed and collected on behalf of a governmental authority. Such tax or fee is then remitted directly to the appropriate jurisdictional entity. As of January 1, 2018, under the new revenue guidance, revenue is recognized to depict the transfer of promised goods or services in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The adoption of the new revenue guidance did not have any material impact on our consolidated financial statements.

Revenue Recognition – Systems Integration

Revenue related to long-term, fixed-price Systems Integration contracts for customized network solutions are recognized using the percentage-of-completion method. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

We review all of our material contracts on a monthly basis and revise the estimates as appropriate for developments such as, providing services and purchasing third-party materials and equipment at costs differing from those previously estimated and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2017 and 2016, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to Systems Integration projects was $2.4 million. Amounts billed to clients in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period.

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

Besides the Systems Integration contractual dispute issue discussed in Note 9 of the Notes to the Consolidated Financial Statements, there were no material contract penalties, claims, settlements or changes in contract estimates and no amounts were netted in revenue during the years ended 2017, 2016, and 2015.

Accounts Receivable

Trade accounts receivable are recognized as customers are billed in accordance with customer contracts. We report an allowance for doubtful accounts for probable credit losses existing in accounts receivable. Management determines the allowance based on a review of currently outstanding receivables and our historical collection experience. Significant individual receivables and balances which have been outstanding greater than 120 days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other office equipment, (iii) leasehold improvements, (iv) building and (v) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess the value of property, plant and equipment for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, we impaired property, plant and equipment by $1.7 million, as the carrying value exceeded fair value, as a result of declines in the U.S. land rig counts.

Any further downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Intangibles

Intangibles consist of customer relationships, covenants-not-to-compete, brand name, licenses, developed technology and backlog acquired as part of our acquisitions. Intangibles also include internal-use software. Intangibles have useful lives ranging from 1.7 to 7.0 years and are amortized on a straight-line basis. We assess the value of intangibles for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment.

No impairment to intangibles was recorded in the year ended December 31, 2017.

In June 2016, we identified a triggering event for a license in Kazakhstan associated with a decline in cash flow projections, which resulted in a $0.4 million impairment of licenses in the Corporate segment, which was the full amount of intangibles within Kazakhstan.

In July 2015, we identified a triggering event in the North America Land reporting unit associated with a significant decline in U.S. land rig counts since December 2014. This circumstance resulted in a reduction in cash flow projections during the revision of internal forecasts. In July 2015, we conducted an intangibles impairment test and as a result of such test, recognized a $1.7 million impairment of customer relationships, the full amount within the North America Land reporting unit, which reports through the Managed Services reportable segment.

Any further downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

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

We recorded no goodwill impairments in 2017 or 2016. As of November 30, 2017, our latest completed interim goodwill impairment testing, the fair values of our reporting units are substantially in excess of their carrying values. As such, the test resulted in no impairment. The November 30, 2017 interim test was conducted due to a change in our segments after we completed the acquisition of ESS. In 2015, as a result of the July 2015 annual impairment test, we recognized $10.9 million in impairment of goodwill, the full amount within our North America Land reporting unit, which reports through our Managed Services reportable segment. Our North America Land reporting unit was adversely impacted by a significant decline in U.S. land rig counts since December 2014. This decline resulted in reduced internal cash flow projections causing the estimated fair value of our North America Land reporting unit to be below its carrying value.

Any further downturn in our business could adversely impact the key assumptions in our goodwill impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Stock-Based Compensation

We recognize expense for stock-based compensation based on the fair value of options and restricted stock and restricted stock units on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility and dividend yield of the option. Fair value of restricted stock, restricted stock units and performance share units on the grant date is equal to the market price of RigNet’s common stock on the date of grant. Our policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In the normal course of business, we prepare and file tax returns based on interpretation of tax laws and regulations, which are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. We evaluate our tax positions and recognize only tax benefits for financial purposes that, more likely than not, will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

We have elected to include income tax related interest and penalties as a component of income tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), resulting in significant changes from previous tax law. The Tax Act reduces the federal corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also changes the taxation of foreign earnings by requiring companies to pay a one-time transition tax (Transition Tax) on certain unrepatriated earnings of foreign subsidiaries and then generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

We have estimated the effect of remeasuring deferred tax assets and liabilities for the tax rate change under the Tax Act, as well as the liability related to the Transition Tax, based on information available as of December 31, 2017. Due to utilization of current losses and foreign tax credits, we recorded no current liability or current provision related to the transaction tax. We reduced the net deferred tax assets for the rate change of $8.2 million, tax effected; however, a corresponding amount was booked to reduce the valuation allowance recognized against the assets; therefore, no deferred provision was recorded. These amounts are subject to change as we obtain information necessary to complete the calculations. We expect to complete our analysis of the provisional items during the allowable measurement period in 2018.

New Accounting Pronouncements

No standard implemented during 2017 or 2016 had a material effect on our financial position, cash flow or results of operations. See our audited consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015
	(in thousands, except percentages)
Revenue	$204,892	$220,623	$271,260	(7.1)%	(18.7)%

Expenses:
Cost of revenue (excluding depreciation and amortization)	131,166	129,759	163,238	1.1%	(20.5)%
Depreciation and amortization	30,845	33,556	32,471	(8.1)%	3.3%
Impairment of goodwill, intangibles, and property, plant and equipment	—	397	14,262	(100.0)%	(97.2)%
Selling and marketing	8,347	7,172	9,449	16.4%	(24.1)%
General and administrative	44,522	52,190	63,192	(14.7)%	(17.4)%

Total expenses	214,880	223,074	282,612	(3.7)%	(21.1)%

Operating loss	(9,988)	(2,451)	(11,352)	307.5%	(78.4)%
Other expense, net	(2,737)	(3,021)	(2,899)	(9.4)%	4.2%

Loss before income taxes	(12,725)	(5,472)	(14,251)	132.5%	(61.6)%
Income tax expense	(3,472)	(5,825)	(2,409)	(40.4)%	141.8%

Net loss	(16,197)	(11,297)	(16,660)	43.4%	(32.2)%
Less: Net income attributable to non-controlling interests	(21)	210	314	(110.0)%	(33.1)%

Net income (loss) attributable to RigNet, Inc. stockholders	$(16,176)	$(11,507)	$(16,974)	40.6%	(32.2)%

Other Non-GAAP Data:
Unlevered Free Cash Flow	$11,760	$21,984	$14,217	(46.5)%	54.6%
Adjusted EBITDA	$29,669	$37,181	$46,907	(20.2)%	(20.7)%

The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2016 to 2017	2015 to 2016
	2017	2016	2015
	(in thousands, except percentages)
Managed Services:
Revenue	$164,238	$192,538	$242,191	(14.7)%	(20.5)%
Cost of revenue (excluding depreciation and amortization)	101,681	112,046	129,453	(9.3)%	(13.4)%
Depreciation and amortization	23,202	26,581	26,967	(12.7)%	(1.4)%
Impairment of goodwill, intangibles, property, plant and equipment	—	—	14,262	*	*
Selling, general and administrative	16,841	28,422	35,787	(40.7)%	(20.6)%

Managed Services operating income	$22,514	$25,489	$35,722	(11.7)%	(28.6)%

Applications and Internet-of-Things:
Revenue	$15,626	$6,495	$7,530	140.6%	(13.7)%
Cost of revenue (excluding depreciation and amortization)	10,751	2,703	3,023	297.7%	(10.6)%
Depreciation and amortization	1,738	—	—	*	*
Selling, general and administrative	1,685	268	268	528.7%	—%

Applications and Internet-of-Things operating income	$1,452	$3,524	$4,239	(58.8)%	(16.9)%

Systems Integration:
Revenue	$25,028	$21,590	$21,539	15.9%	0.2%
Cost of revenue (excluding depreciation and amortization)	18,734	15,010	30,762	24.8%	(51.2)%
Depreciation and amortization	2,438	2,712	3,104	(10.1)%	(12.6)%
Selling, general and administrative	1,403	2,665	4,120	(47.4)%	(35.3)%

Systems Integration operating income (loss)	$2,453	$1,203	$(16,447)	103.9%	(107.3)%

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2017 and 2016

Revenue. Revenue decreased by $15.7 million, or 7.1%, to $204.9 million for the year ended December 31, 2017 from $220.6 million for the year ended December 31, 2016. This decrease was driven by lower Managed Service revenues, partially offset by an increase in the Apps & IoT and Systems Integration segments. Managed Services segment revenue decreased $28.3 million, or 14.7%, which was primarily due to decreased revenue-per-site from offshore drilling rigs and decreased average offshore sites served partially offset by $1.9 million from the acquisition of DTS. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. Decreased multi-tenancy ratios from operators reduces the opportunity to serve the operator and earn additional revenue until drilling rigs are subsequently contracted for service. Although we are encouraged by the recent increase in offshore drilling rig site count from 175 as of December 31, 2016 to 182 as of December 31, 2017, the average site count decreased from 203 for the year ended December 31, 2016 to 178 for the year ended December 31, 2017. The decrease of 25 average offshore drilling sites served during the year was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. Revenue continues to be impacted by previously announced reductions in offshore drilling. Apps & IoT segment revenue increased $9.1 million, or 140.6%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of ESS, which contributed $3.2 million. Systems Integration segment revenue increased $3.4 million, or 15.9%, due to increased activity of Systems Integration projects.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $1.4 million, or 1.1%, to $131.2 million for the year ended December 31, 2017 from $129.8 million for the year ended December 31, 2016. Cost of revenue (excluding depreciation and amortization) decreased in the Managed Services segment by $10.4 million primarily due to reductions in ongoing expenses partially offset by the acquisition of DTS. Cost of revenue increased in the Systems Integration segment by $3.7 million due to increased activity of Systems Integration projects. Cost of revenue increased in the Apps & IoT segment by $8.0 million as we invest in our strategy of expanding into the application layer and internet-of-things space including the acquisition of ESS and Cyphre.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $2.7 million to $30.8 million for the year ended December 31, 2017 from $33.6 million for the year ended December 31, 2016. The decrease is primarily attributable to lower levels of capital expenditures in recent years, partially offset by additions to property, plant and equipment and intangibles from acquisitions.

Selling and Marketing. Selling and marketing expenses increased by $1.2 million to $8.3 million for the year ended December 31, 2017 from $7.2 million for the year ended December 31, 2016. This increase was due to investing in our growth strategy including more sales and marketing personnel costs.

General and Administrative. General and administrative expenses decreased by $7.7 million to $44.5 million for the year ended December 31, 2017 from $52.2 million for the year ended December 31, 2016. General and administrative costs decreased in the Managed Services and Systems Integration segments due to reductions in ongoing expenses partially offset by the acquisition of DTS. General and administrative costs increased in the Apps & IoT segment due to the acquisition of Cyphre and ESS.

Income Tax Expense. Our effective income tax rate was (27.3)% and (106.5)% for the years ended December 31, 2017 and 2016, respectively. Our effective tax rates are affected by factors including changes in the valuation allowance related to operating in loss jurisdictions for which a benefit cannot be claimed, fluctuations in income across international jurisdictions with varying tax rates, and changes in income tax reserves. See Note 13 — “Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2016 and 2015

Revenue. Revenue decreased by $50.6 million, or 18.7%, to $220.6 million for the year ended December 31, 2016 from $271.3 million for the year ended December 31, 2015. The Managed Services segment decreased $49.7 million, or 20.5%, which was primarily due to decreased offshore sites served and decreased revenue-per-site from offshore drilling rigs. The decrease of 63 offshore drilling sites served during the year was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped partially offset by new sales wins. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. As rigs that we serve increasingly hot-stack (when a rig is taken out of service but is ready to mobilize on short notice) due to the current economic environment, the opportunity to serve the operator and earn additional revenue is lost until the drilling rig is subsequently contracted for service. The Managed Services segment was also adversely impacted by decreased U.S. land activity partially offset by $8.3 million of revenue from the acquisition of TECNOR. The Managed Services decrease was amid a backdrop of lower oil prices, decreased oil and gas activity and reduced offshore and onshore drilling budgets. The Apps & IoT segment decreased $1.0 million. Systems Integration segment revenue increased $0.1 million, or 0.2%, due to the timing of Systems Integration projects and prior year contractual dispute.

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

General and Administrative. General and administrative expenses decreased by $11.0 million, or 17.4%, to $52.2 million for the year ended December 31, 2016 from $63.2 million for the year ended December 31, 2015. General and administrative costs decreased in the Managed Services and Systems Integration segments in 2016 due to cost reduction plans coupled with decreased costs from separate cost savings initiatives focused on reducing third party spend.

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

Liquidity and Capital Resources

At December 31, 2017, we had working capital, including cash, of $48.3 million.

Over the past three years, annual capital expenditures have ranged from $13.6 million to $34.3 million, with fluctuations due to the number of sites served. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment in, businesses, products, services or technologies complementary to our current business, through mergers, acquisitions, joint ventures or otherwise, or to pay down outstanding debt.

Cash in foreign subsidiaries available for repatriation to our domestic parent, after settlement of intercompany payables and notes, was $9.9 million at December 31, 2017. If the entire $9.9 million were repatriated, we would not be liable for any additional taxes. No deferred tax liability has been recognized as of December 31, 2017 for those earnings that are not considered permanently reinvested.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$57,152	$60,468	$66,576
Net cash provided by operating activities	29,228	39,174	37,034
Net cash used in investing activities	(49,880)	(19,398)	(33,325)
Net cash used in financing activities	(2,847)	(15,352)	(7,247)
Changes in foreign currency translation	945	(7,740)	(2,570)

Cash and cash equivalents, December 31,	$34,598	$57,152	$60,468

Currently, the Norwegian kroner, the British pound sterling and the Brazilian real are the foreign currencies that could materially impact our liquidity. Our historical experience with exchange rates for these currencies has been relatively stable and, consequently, we do not currently hedge these risks, but evaluate these risks on a regular basis and may put financial instruments in place in the future if deemed necessary. During the years ended December 31, 2017, 2016 and 2015, 90.7%, 85.4% and 84.6% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $29.2 million for the year ended December 31, 2017 compared to $39.2 million for the year ended December 31, 2016. The decrease in cash provided by operating activities during 2017 of $9.9 million was primarily due to decreased operating activity partially offset by the timing of paying our accounts payable.

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

Investing Activities

Net cash used in investing activities was $49.9 million, $19.4 million and $33.3 million in the years ended December 31, 2017, 2016 and 2015, respectively. Of these amounts $18.3 million, $13.6 million, and $34.3 million, respectively, were for capital expenditures, an increase of $4.6 million and a decrease of $20.6 million for the years ended December 31, 2017 and 2016, respectively, compared to each of the respective prior periods. We expect our 2018 capital expenditures to continue to be restrained due to continued low oil and gas drilling activity.

Net cash used in investing activities during the year ended December 31, 2017 included $32.2 million paid in connection with acquisitions consisting of $4.9 million for Cyphre, $5.1 million for DTS and $22.2 million for ESS. Net cash used in investing activities during the year ended December 31, 2016 included $4.8 million paid in connection with the acquisition of TECNOR.

Financing Activities

Net cash used in financing activities was $2.8 million, $15.4 million and $7.2 million in the years ended December 31, 2017, 2016 and 2015 respectively.

Cash used in financing activities for the year ended December 31, 2017 included $18.2 million in principal payments on our long-term debt partially offset by draws of $15.0 million on our revolving credit facility. This was partially offset by $0.8 million in proceeds from the issuance of common stock upon the exercise of stock options.

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

Credit Agreement

We have a $15.0 million term loan facility (Term Loan) and an $85.0 million revolving credit facility (RCF), which includes a $25.0 million sublimit for the issuance of commercial and standby letters of credit.

Both the Term Loan and RCF bears an interest rate of LIBOR plus a margin ranging from 1.75% to 2.75%, based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly beginning March 31, 2018, with the balance due November 6, 2020.

The weighted average interest rate for the years ended December 31, 2017 and 2016 were 3.3% and 2.5%, respectively, with an interest rate of 4.1% at December 31, 2017. As of December 31, 2017, the outstanding principal amount of the Term Loan was $15.0 million. As of December 31, 2017, $43.4 million in draws on the RCF remain outstanding.

The credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of December 31, 2017. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. The facilities under the credit agreement are secured by substantially all our assets. As of December 31, 2017 and 2016, we believe we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2017, we had contractual obligations and commercial commitments as follows:

	Total	2018	2019 - 2020	2021 - 2022	2023 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$14,503	$4,814	$9,689	$—	$—
Revolving loan	43,400	—	43,400	—	—
Capital leases	211	127	84	—	—
Interest (1)	3,264	2,275	989	—	—
Operating leases	6,954	2,394	2,340	952	1,268
Earn-out/contingent consideration	10,192	6,167	600	3,425	—
Commercial Commitments:
Satellite and network services	26,107	16,893	7,932	1,282	—

	$104,631	$32,670	$65,034	$5,659	$1,268

(1)	Computed on the expected outstanding principal balance through the term of the Credit Agreement, at the interest rate in effect at December 31, 2017.

As of December 31, 2017, our other noncurrent liabilities in the Consolidated Balance Sheet consist primarily of deferred tax liabilities ($0.2 million), gross unrecognized tax benefits ($18.8 million) and the related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

As of December 31, 2017, there were $2.7 million in standby letters of credit issued to collateralize performance bonds. Additionally, we have $0.7 million in standby letters of credit supporting certain Systems Integration segment operations. As of December 31, 2017, the total amount of standby letters of credit outstanding is $3.4 million.

In June 2016, we secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. We maintain restricted cash on a dollar for dollar basis to secure this facility.

Non-GAAP Measures

The following table presents a reconciliation of our net income (loss) to Adjusted EBITDA and Unlevered Free Cash Flow.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss	$(16,197)	$(11,297)	$(16,660)
Interest expense	2,870	2,708	2,054
Depreciation and amortization	30,845	33,556	32,471
Impairment of goodwill, intangibles, and property, plant and equipment	—	397	14,262

(Gain) loss on sales of property, plant and equipment, net of retirements	55	(153)	(41)
Stock-based compensation	3,703	3,389	3,660
Restructuring	767	1,911	7,410
Change in fair value of earn-out/contingent consideration	(320)	(1,279)	—
Executive departure costs	1,192	1,884	1,000
Acquisition costs	3,282	240	342
Income tax expense	3,472	5,825	2,409

Adjusted EBITDA (non-GAAP measure)	$29,669	$37,181	$46,907

Adjusted EBITDA (non-GAAP measure)	$29,669	$37,181	$46,907
Capital expenditures	17,909	15,197	32,690

Unlevered Free Cash Flow (non-GAAP measure)	$11,760	$21,984	$14,217

We evaluate Adjusted EBITDA and Unlevered Free Cash Flow generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

During the year ended December 31, 2017, Adjusted EBITDA decreased by $7.5 million from $37.2 million in 2016 to $29.7 million in 2017. The decrease resulted primarily from lower revenue partially offset by a reduction in ongoing operating expenses.

During the year ended December 31, 2016, Adjusted EBITDA decreased by $9.7 million from $46.9 million in 2015 to $37.2 million in 2016. The decreases resulted primarily from lower revenue partially offset by cost containment actions.

Unlevered Free Cash Flow was $11.8 million for the year ended December 31, 2017, a decrease of $10.2 million, or 46.5%, over the prior year. The decrease in Unlevered Free Cash Flow was due to decreased Adjusted EBITDA and increased capital expenditures.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the years ended December 31, 2017 and 2016, 9.3% and 14.6%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2017 and 2016, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on December 31, 2017 and 2016, assuming those liabilities were outstanding for the entire year.

	December 31,
	2017	2016
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$581	$615
2% Decrease/increase in rate	$1,162	$1,229
3% Decrease/increase in rate	$1,743	$1,844

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements, together with the related notes and report of independent registered public accounting firm, are set forth on the pages indicated in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Principal

Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2017, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2017, based on those criteria.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Energy Satellite Services (ESS), Data Technology Solutions (DTS) and Cyphre Security Solutions (Cyphre) acquired by the Company on July 28, 2017, July 24, 2017 and May 18, 2017, respectively. ESS, DTS and Cyphre represents 37% and 17% of net and total assets, respectively, 2% of revenues and 13% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Management determined that the internal controls of ESS, DTS and Cyphre would be excluded from the internal control assessment as of December 31, 2017, due to the timing of the closing of the acquisitions in May 2017 and July 2017 and as permitted by the rules and regulations of the Securities and Exchange Commission.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2017 which is included in Item 8. Financial Statements and Supplementary Data.

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

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees,” “Our Executive Officers” and “Corporate Governance” in the 2018 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 Proxy Statement to be filed with the SEC.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct (code of conduct) applicable to our principal executive, financial and accounting officers. Copies of both the code of conduct, as well as any waiver of a provision of the code of conduct granted to any principal executive, financial and accounting officers or material amendment to the code of conduct, if any, are available, without charge, on our website at www.rig.net.

Item 11.	Executive Compensation

Information in response to this item is incorporated herein by reference to “Corporate Governance” and “Executive Compensation” in the 2018 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the 2018 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” and “Director Independence” in the 2018 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2018 Proxy Statement to be filed with the SEC.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(A)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report.

2.	Consolidated Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

(B)	Exhibits

The exhibits listed below are filed as part of this Annual Report for Form 10-K.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.3+	Amendment to the 2010 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 [File No. 333-211471] and incorporated herein by reference)

10.4+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.6+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.7+	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.8+	Form of Performance Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.9+	Form of Incentive Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.10+	Form of Nonqualified Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.11+	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.12+	Form of 2017 Performance Unit Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2017, and incorporated herein)

10.13+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017, and incorporated herein by reference)

10.14+	Employment Agreement between the Registrant and Charles Schneider dated November 12, 2015 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 28, 2016, and incorporated herein by reference)

10.15+	Amendment to Employment Agreement between the Registrant and Charles Schneider dated April 20, 2016 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2016, and incorporated herein by reference)

10.16+	Retention Agreement between the Registrant and Charles Schneider dated March 28, 2017

10.17+	Separation and Release Agreement between the Registrant and Charles Schneider dated February 2, 2018

10.18+	Employment Agreement between the Registrant and Steven E. Pickett dated May 31, 2016 (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, and incorporated herein by reference)

10.19+	Consulting Services Agreement between the Registrant and William Sutton dated July 13, 2017 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated herein by reference)

10.20	Third Amended and Restated Credit Agreement dated as of November 6, 2017 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party thereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, Compass Bank, as Syndication Agent, the Lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2017, and incorporated herein by reference)

10.21	Lease agreement between the Registrant and Park 10 Tenant LLC for 15115 Park Row Boulevard, Suite 300, Houston, Texas 77084-4947 (filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2017, and incorporated herein by reference)

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	March 6, 2018
Steven E. Pickett
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. PICKETT Steven E. Pickett	Chief Executive Officer and President (Principal Executive Officer)	March 6, 2018

/s/ TONYA M. MCDERMOTT Tonya M. McDermott	Interim Chief Financial Officer and Vice President of Tax and Treasury (Principal Financial Officer)	March 6, 2018

/s/ BENJAMIN A. CARTER Benjamin A. Carter	Director of Accounting and Reporting (Principal Accounting Officer)	March 6, 2018

/s/ JAMES H. BROWNING James H. Browning	Chairman of the Board	March 6, 2018

/s/ MATTIA CAPRIOLI Mattia Caprioli	Director	March 6, 2018

/s/ CHARLES L. DAVIS IV Charles L. Davis IV	Director	March 6, 2018

/s/ DITLEF DE VIBE Ditlef de Vibe	Director	March 6, 2018

/s/ KEVIN MULLOY Kevin Mulloy	Director	March 6, 2018

/s/ KEVIN J. O’HARA Kevin J. O’Hara	Director	March 6, 2018

/s/ KEITH OLSEN Keith Olsen	Director	March 6, 2018

/s/ GAIL SMITH Gail Smith	Director	March 6, 2018

/s/ BRENT K. WHITTINGTON Brent K. Whittington	Director	March 6, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RigNet, Inc.

Opinion on the Financial Statements:

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, cash flows, and equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for opinion:

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 6, 2018

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RigNet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment certain acquiree processes related to operations from Energy Satellite Services (ESS), Data Technology Solutions (DTS) and Cyphre Security Solutions (Cyphre), which were acquired by the Company on July 28, 2017, July 24, 2017, and May 18, 2017, respectively, and whose financial statements constitute 37% and 17% of net and total assets, respectively, 2% of revenues and 13% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2017. Accordingly, our audit did not include the internal control over financial reporting at ESS, DTS, or Cyphre.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 6, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 6, 2018

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$34,598	$57,152
Restricted cash	43	139
Accounts receivable, net	49,021	48,672
Costs and estimated earnings in excess of billings on uncompleted contracts	2,393	2,382
Prepaid expenses and other current assets	5,591	10,379

Total current assets	91,646	118,724
Property, plant and equipment, net	60,344	59,757
Restricted cash	1,500	1,514
Goodwill	37,088	21,998
Intangibles, net	30,405	16,028
Deferred tax and other assets	9,111	12,951

TOTAL ASSETS	$230,094	$230,972

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,234	$9,057
Accrued expenses	16,089	12,835
Current maturities of long-term debt	4,941	8,478
Income taxes payable	1,601	877
Deferred revenue and other current liabilities	8,511	3,625

Total current liabilities	43,376	34,872
Long-term debt	53,173	52,990
Deferred revenue	546	254
Deferred tax liability	189	256
Other liabilities	25,533	30,022

Total liabilities	122,817	118,394

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2017 and 2016	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 18,232,872 and 17,932,598 shares issued and outstanding at December 31, 2017 and 2016, respectively	18	18
Treasury stock - 5,516 and no shares at December 31, 2017 and December 31, 2016, respectively, at cost	(116)	—
Additional paid-in capital	155,829	147,906
Accumulated deficit	(33,726)	(17,550)
Accumulated other comprehensive loss	(14,806)	(17,971)

Total stockholders’ equity	107,199	112,403
Non-redeemable, non-controlling interest	78	175

Total equity	107,277	112,578

TOTAL LIABILITIES AND EQUITY	$230,094	$230,972

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenue	$204,892	$220,623	$271,260

Expenses:
Cost of revenue (excluding depreciation and amortization)	131,166	129,759	163,238
Depreciation and amortization	30,845	33,556	32,471
Impairment of goodwill, intangibles, and property, plant and equipment	—	397	14,262
Selling and marketing	8,347	7,172	9,449
General and administrative	44,522	52,190	63,192

Total expenses	214,880	223,074	282,612

Operating loss	(9,988)	(2,451)	(11,352)
Other income (expense):
Interest expense	(2,870)	(2,708)	(2,054)
Other income (expense), net	133	(313)	(845)

Loss before income taxes	(12,725)	(5,472)	(14,251)
Income tax expense	(3,472)	(5,825)	(2,409)

Net loss	(16,197)	(11,297)	(16,660)
Less: Net loss (income) attributable to:
Non-redeemable, non-controlling interest	(21)	210	314

Net Loss attributable to RigNet, Inc. stockholders	$(16,176)	$(11,507)	$(16,974)

COMPREHENSIVE LOSS
Net loss	$(16,197)	$(11,297)	$(16,660)
Foreign currency translation	3,165	(4,135)	(7,154)

Comprehensive loss	(13,032)	(15,432)	(23,814)
Less: Comprehensive income (loss) attributable to non-controlling interest	(21)	210	314

Comprehensive loss attributable to RigNet, Inc. stockholders	$(13,011)	$(15,642)	$(24,128)

LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(16,176)	$(11,507)	$(16,974)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.90)	$(0.65)	$(0.97)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.90)	$(0.65)	$(0.97)

Weighted average shares outstanding, basic	18,009	17,768	17,534

Weighted average shares outstanding, diluted	18,009	17,768	17,534

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net loss	$(16,197)	$(11,297)	$(16,660)
Adjustments to reconcile net loss to net cash provided by operations:

Depreciation and amortization	30,845	33,556	32,471
Impairment of goodwill and intangibles	—	397	12,592
Stock-based compensation	3,703	3,389	3,660
Amortization of deferred financing costs	217	135	171
Deferred taxes	3,917	(1,830)	(1,995)
Change in fair value of earn-out/contingent consideration	(320)	(1,279)	—
Accretion of discount of contingent consideration payable for acquisitions	624	498	—
Impairment of property, plant and equipment	—	—	1,670
(Gain) loss on sales of property, plant and equipment, net of retirements	55	(153)	(41)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	203	18,347	10,868
Costs and estimated earnings in excess of billings on uncompleted contracts	122	4,378	3,803
Prepaid expenses and other assets	4,659	392	(769)
Accounts payable	2,733	129	(4,916)
Accrued expenses	3,601	(8,579)	(1,404)
Deferred revenue and other assets	4,933	(1,150)	(82)
Other liabilities	(9,867)	2,241	(2,334)

Net cash provided by operating activities	29,228	39,174	37,034

Cash flows from investing activities:
Acquisitions	(32,205)	(4,841)	—
Capital expenditures	(18,284)	(13,641)	(34,262)
Proceeds from sales of property, plant and equipment	499	194	280
Increase (decrease) in restricted cash	110	(1,110)	657

Net cash used in investing activities	(49,880)	(19,398)	(33,325)

Cash flows from financing activities:
Proceeds from issuance of common stock	800	1,680	1,055
Subsidiary distributions to non-controlling interest	(76)	(197)	(314)
Proceeds from borrowings	15,000	—	—
Repayments of long-term debt	(18,171)	(16,560)	(8,623)
Payments of financing fees	(400)	(100)	—
Excess tax benefits from stock-based compensation	—	(175)	635

Net cash used in financing activities	(2,847)	(15,352)	(7,247)

Net change in cash and cash equivalents	(23,499)	4,424	(3,538)

Cash and cash equivalents:
Balance, January 1,	57,152	60,468	66,576
Changes in foreign currency translation	945	(7,740)	(2,570)

Balance, December 31,	$34,598	$57,152	$60,468

Supplemental disclosures:
Income taxes paid	$2,060	$5,337	$9,766
Interest paid	$1,965	$2,032	$1,862
Property, plant and equipment acquired under capital leases	$—	$335	$—
Non-cash investing - capital expenditures accrued	$1,672	$2,046	$824
Non-cash investing - tenant improvement allowance	$1,728	$—	$—
Non-cash investing - contingent consideration for acquisitions	$3,798	$5,673	$—
Non-cash investing and financing - stock for Cyphre Security Solutions	$3,304	$—	$—
Liabilities assumed - acquisitions	$819	$2,408	$—

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

						Retained	Accumulated
					Additional	Earnings	Other	Total	Non-Redeemable,
	Common Stock		Treasury Stock		Paid-In	(Accumulated	Comprehensive	Stockholders’	Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2015	17,630	18	—	—	137,662	10,931	(6,682)	141,929	162	$142,091
Issuance of common stock upon the exercise of stock options	79	—	—	—	1,055	—	—	1,055	—	1,055
Issuance of restricted common stock, net of share cancellations	49	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,660	—	—	3,660	—	3,660
Excess tax benefits from stock-based compensation	—	—	—	—	635	—	—	635	—	635
Foreign currency translation	—	—	—	—	—	—	(7,154)	(7,154)	—	(7,154)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(314)	(314)
Net income (loss)	—	—	—	—	—	(16,974)	—	(16,974)	314	(16,660)

Balance, December 31, 2015	17,758	18	—	—	143,012	(6,043)	(13,836)	123,151	162	123,313
Issuance of common stock upon the exercise of stock options	223	—	—	—	1,680	—	—	1,680	—	1,680
Restricted common stock cancellations	(48)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,389	—	—	3,389	—	3,389
Excess tax benefits from stock-based compensation	—	—	—	—	(175)	—	—	(175)	—	(175)
Foreign currency translation	—	—	—	—	—	—	(4,135)	(4,135)	—	(4,135)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(197)	(197)
Net income (loss)	—	—	—	—	—	(11,507)	—	(11,507)	210	(11,297)

Balance, December 31, 2016	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578

Issuance of common stock upon the exercise of stock options	70	—	—	—	916	—	—	916	—	916
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	44	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock witheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	3,703	—	—	3,703	—	3,703
Foreign currency translation	—	—	—	—	—	—	3,165	3,165	—	3,165
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(76)	(76)
Net income (loss)	—	—	—	—	—	(16,176)	—	(16,176)	(21)	(16,197)

Balance, December 31, 2017	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Summary of Significant Accounting Policies

Nature of Business

RigNet, Inc. (the Company or RigNet) is a global technology company that provides customized communications services, applications and cybersecurity solutions enhancing customer decision making and business performance. The Company provides solutions ranging from fully-managed voice and data networks to more advanced networks and applications that include video conferencing, asset and weather monitoring, real-time data services and cybersecurity primarily under a multi-service recurring revenue model.

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

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2017, 2016 and 2015, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Restricted Cash

As of December 31, 2017 and 2016, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets is primarily used to collateralize a performance bond in the Managed Services segment (see Note 6 – “Long-Term Debt”). The restricted cash in current assets as of December 31, 2016 is an escrowed portion of the purchase price for the acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR).

Accounts Receivable

Trade accounts receivable are recognized as customers are billed in accordance with customer contractual agreements. The Company reports an allowance for doubtful accounts for probable credit losses existing in accounts receivable. Management determines the allowance based on a review of currently outstanding receivables and the Company’s historical write-off experience. Significant individual receivables and balances which have been outstanding greater than 120 days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other office equipment, (iii) leasehold improvements, (iv) building and (v) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses the value of property, plant and equipment for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the years ended December 31, 2017 and 2016. During the year ended December 31, 2015, the Company impaired property, plant and equipment by $1.7 million, as the carrying value exceeded fair value, as a result of declines in the U.S. land rig counts.

Maintenance and repair costs are charged to expense when incurred.

Intangibles

Intangibles consist of customer relationships, covenants-not-to-compete, brand name, licenses, developed technology, and backlog acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 1.0 to 7.0 years and are amortized on a straight-line basis. The Company assesses the value of intangibles for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment.

No impairment to intangibles was recorded in the year ended December 31, 2017

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

The Company performs its annual impairment test on July 31, with the most recent annual test being performed as of July 31, 2017. The July 31, 2017 and 2016 tests resulted in no impairment as the fair value of each reporting unit substantially exceeded the carrying value plus goodwill of that reporting unit.

As of November 30, 2017, the Company’s latest completed interim goodwill impairment testing, the fair values of the Company’s reporting units are substantially in excess of their carrying values. As such, the test resulted in no impairment. The November 30, 2017 interim test was conducted due to a change in segments after the Company completed the acquisition of ESS.

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

As of December 31, 2017 and 2016, goodwill was $37.1 million and $22.0 million, respectively. In addition to the impact of acquisitions and impairments, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Revenue Recognition – General

All revenue is recognized when persuasive evidence of an arrangement exists, the service is complete, the amount is fixed or determinable and collectability is reasonably assured. Network service fee revenue is based on fixed-price, day-rate contracts and recognized monthly as the service is provided. Generally, customer contracts also provide for installation and maintenance services. Installation services are paid upon initiation of the contract and recognized over the life of the respective contract. Maintenance charges are recognized as specific services are performed. Deferred revenue consists of deferred installation billings, customer deposits and other prepayments for which services have not yet been rendered. Revenue is reported net of any tax or regulatory fees assessed and collected on behalf of a governmental authority. Such tax or fee is then remitted directly to the appropriate jurisdictional entity. As of January 1, 2018, under the new revenue guidance, revenue is recognized to depict the transfer of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The adoption of the new revenue guidance did not have any material impact on the Company’s consolidated financial statements.

Revenue Recognition – Systems Integration

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

The Company reviews all material contracts on a monthly basis and revises the estimates as appropriate for developments such as, providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under costs and estimated earnings in excess of billings on uncompleted contracts. As of December 31, 2017 and 2016, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to Systems Integration projects was $2.4 million. Amounts billed to customers in excess of revenue recognized to date are classified as a current liability under deferred revenue. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period.

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

Besides the Systems Integration contractual dispute issue discussed in Note 9, there were no other material contract penalties, claims, settlements or changes in contract estimates and no amounts were netted in revenue during the years ended 2017, 2016, and 2015.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Stock-Based Compensation

The Company recognizes expense for stock-based compensation based on the fair value of options and restricted stock on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility of the Company’s stock and dividend yield of the option. Fair value of restricted stock, restricted stock units and performance share units on the grant date is equal to the market price of RigNet’s common stock on the date of grant. The Company’s policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

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

From time to time, the Company engages in transactions in which the tax consequences may be subject to uncertainty. In the normal course of business, the Company prepares and files tax returns based on interpretation of tax laws and regulations, which are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities. The Company evaluates its tax positions and recognize only tax benefits for financial purposes that, more likely than not, will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position.

The Company has elected to include income tax related interest and penalties as a component of income tax expense.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act). In response, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. These ASUs allow for the use of either the full or modified retrospective transition method and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company has adopted this ASU on January 1, 2018. The Company’s evaluation of this ASU included a detailed review of representative contracts from each segment and comparing historical accounting policies and practices to the new standard. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new ASU reduces diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics, including the treatment of contingent consideration payments made after a business combination. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company has adopted this ASU on January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory. The new ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company will adopt this standard during the first quarter of 2018 using the modified retrospective method, through a cumulative effect adjustment directly to retained earnings. The Company is still evaluating the impact this will have to the Company’s consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18), which includes restricted cash in the cash and cash equivalents balance in the statement of cash flows. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company has adopted this ASU on January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 2—Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6— “Long-Term Debt”). The Company presently does not use financial instruments to hedge interest rate risk, but evaluates this on a regular basis and may utilize financial instruments in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian kroner, the British pound sterling and the Brazilian Real are the currencies that could materially impact the Company’s financial position and results of operations. The Company presently does not hedge these risks, but evaluates financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s consolidated financial statements.

Credit Risk

Credit risk, with respect to accounts receivable, is due to the limited number of customers concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The Company provides an allowance for doubtful accounts which is adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations or as a result of changes in the overall aging of accounts receivable.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Accounts receivable	$51,996	$52,996	$66,077

Allowance for doubtful accounts, January 1,	(4,324)	(3,972)	(3,576)
Current year provision for doubtful accounts	(366)	(1,095)	(912)
Write-offs	1,715	743	516

Allowance for doubtful accounts, December 31,	(2,975)	(4,324)	(3,972)

Accounts receivable, net	$49,021	$48,672	$62,105

Although during 2017, 2016 and 2015 no single customer comprised greater than 10% of revenue, the top 5 customers generated 26.8%, 28.6% and 21.3% of the Company’s 2017, 2016 and 2015 revenue, respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2017, 2016 or 2015. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6— “Long-Term Debt”).

Note 3—Business Combinations

Intelie

On January 17, 2018, RigNet entered into an agreement to purchase Intelie Soluções Em Informática S.A. (Intelie). Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. Intelie is based in Brazil. The Company expects to close the acquisition of Intelie, subject to customary closing conditions including certain approvals of the Brazilian government, in the first quarter of 2018.

The purchase price in the agreement includes (i) R$10.6 million (BRL) (or approximately $3.3 million) in cash, (ii) that number of shares of RigNet common stock equivalent to $7.5 million based on the twenty day volume weighted average price (VWAP) of RigNet common stock ending three days before closing; and (iii) contingent consideration in the form of RigNet common stock payable on the third anniversary of the closing of the transaction in an amount not to exceed $17.0 million based on the 20 day VWAP at the time of issuance and dependent on the achievement of growth of software-as-a-service revenues compared to targets set forth in the Purchase Agreement.

Energy Satellite Services

On July 28, 2017, RigNet acquired substantially all the assets of Energy Satellite Services (ESS). ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry for remote pipeline monitoring. The assets acquired enhance RigNet’s Supervisory Control and Data Acquisition (SCADA) customer portfolio, and strengthen the Company’s US land and Internet-of-Things (IoT) market position. The Company paid $22.2 million in cash for the ESS assets. ESS is based in Texas.

The assets and liabilities of ESS have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $8.5 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and ESS, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of ESS, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Applications and Internet-of-Things segment.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts Receivable			$392
Property and equipment			1,000
Covenant Not to Compete	5	3,040
Customer Relationships	7	9,870

Total identifiable intangible assets			12,910
Goodwill			8,465
Accounts Payable			(567)

Total purchase price			$22,200

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

The goodwill of $0.7 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and DTS, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of DTS, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Managed Services segment.

Fair Market Values
(in thousands)
Property and equipment	$4,553
Goodwill	704
Accounts Payable	(152)

Total purchase price	$5,105

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss in each reporting period. As of December 31, 2017, the fair value of the contingent consideration was $3.9 million. During the year ended December 31, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

The assets and liabilities of Cyphre have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $4.6 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Cyphre, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Cyphre, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Applications and Internet-of-Things segment.

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

Actual and Pro Forma Impact of the 2017 Acquisitions

The 2017 acquisitions of ESS, DTS and Cyphre contributed $5.1 million of revenue for the year ended December 31, 2017. The 2017 acquisitions contributed $1.4 million to net income for the year ended December 31, 2017.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table represents supplemental pro forma information as if the 2017 acquisitions had occurred on January 1, 2016.

	Year Ended December 31,
	2017	2016
	(in thousands, except per share amounts)
Revenue	$214,899	$237,352
Expenses	228,105	242,483

Net loss	$(13,206)	$(5,131)

Net loss attributable to RigNet, Inc. common stockholders	$(13,185)	$(5,341)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.73)	$(0.30)

Diluted	$(0.73)	$(0.30)

For the year ended December 31, 2017, RigNet incurred $3.3 million, respectively, of acquisition-related costs, which are reported as general and administrative expense in the Company’s Consolidated Statements of Comprehensive Loss. Additional costs related to these acquisitions will be incurred and recorded as expense in 2018.

TECNOR

On February 4, 2016, RigNet completed its acquisition of Orgtec S.A.P.I. de C.V., d.b.a TECNOR (TECNOR) for an estimated aggregate purchase price of $11.4 million. Of this aggregate purchase price, RigNet paid $4.8 million in cash in February 2016, paid $0.1 million for final net working capital and expected to pay a $6.5 million contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $21.3 million. TECNOR provides telecommunications solutions for remote sites on land, sea and air, including a wide array of equipment, voice and data services, satellite coverage and bandwidth options in Mexico. These services are provided to industrial, commercial and private users in diverse activity segments including mission critical military and government applications, oil and gas operations, commercial fishing and leisure. TECNOR is based in Monterrey, Mexico.

The assets and liabilities of TECNOR have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss in each reporting period. As of December 31, 2017, the fair value of the earn-out was an estimated $5.8 million, and is reported in other current liabilities in the consolidated balance sheets. There was a $0.3 million and $1.3 million reduction in fair value to the TECNOR earn-out in the years ended December 31, 2017 and 2016, respectively, recorded as a reduction of other current liabilities and a decrease to general and administrative expense in the Corporate segment. The change in fair value was due to a change in forecast of TECNOR’s future achievement of the post-closing performance targets. Additionally, during the year ended December 31, 2017 and 2016, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.5 million and $0.5 million, respectively, with corresponding increases to other liabilities. The earn-out is payable in 2018.

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

For the year ended December 31, 2016 and 2015, RigNet incurred $0.2 million and $0.3 million, respectively, on acquisition-related costs, which are reported as general and administrative expense in the Consolidated Statements of Comprehensive Loss.

Actual and Pro Forma Impact of the TECNOR Acquisition

TECNOR’s revenue and net loss included in the Consolidated Statements of Comprehensive Loss for the year ended December 31, 2016 are presented in the following table. These amounts represent actual amounts commencing immediately after the acquisition, February 4, 2016, through the year ended December 31, 2016 (in thousands):

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
	(in thousands, except per share amounts)
Revenue	$221,658	$285,329
Expenses	232,752	299,879

Net loss	$(11,094)	$(14,550)

Net loss attributable to RigNet, Inc. common stockholders	$(11,304)	$(14,864)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.64)	$(0.85)

Diluted	$(0.64)	$(0.85)

Note 4—Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquired companies and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2017 and 2016 are presented below. All historical segment financial data included herein has been recast to conform to the current year presentation.

	Managed Services	Applications and Internet-of- Things	Total
	(in thousands)
Balance, January 1, 2016	$17,391	$667	$18,058
Acquisition of Tecnor	6,465	—	6,465
Foreign currency translation	(2,525)	—	(2,525)

Balance, December 31, 2016	21,331	667	21,998
Acquisition of Cyphre, DTS and ESS	704	13,056	13,760
Foreign currency translation	1,330	—	1,330

Balance, December 31, 2017	$23,365	$13,723	$37,088

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Intangibles

Intangibles consist of customer relationships, brand name, backlog, technology and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The following table reflects intangibles activities for the years ended December 31, 2017 and 2016:

	Brand Name	Backlog	Customer Relation- ships	Software	Licenses	Technology	Covenant Not to Compete	Total
	(in thousands, except estimated lives)
Intangibles Acquired	4,353	2,916	20,025	12,471	2,500	—	—	42,265
Accumulated amortization and foreign currency translation, January 1, 2016	(2,288)	(2,841)	(14,296)	(3,242)	(624)	—	—	(23,291)

Balance, January 1, 2016	2,065	75	5,729	9,229	1,876	—	—	18,974
Additions	—	366	2,210	1,144	—	—	—	3,720
Impairment	—	—	—	—	(397)	—	—	(397)
Amortization expense	(490)	(224)	(1,646)	(2,550)	(313)	—	—	(5,223)
Foreign currency translation	(342)	(4)	(901)	201	—	—	—	(1,046)

Balance, December 31, 2016	1,233	213	5,392	8,024	1,166	—	—	16,028
Additions	1,590	—	10,202	79	—	5,903	3,040	20,814
Amortization expense	(669)	(181)	(2,302)	(2,517)	(286)	(551)	(253)	(6,759)
Foreign currency translation	91	(15)	209	37	—	—	—	322

Balance, December 31, 2017	$2,245	$17	$13,501	$5,623	$880	$5,352	$2,787	$30,405

Weighted average estimated lives (years)	7.0	1.0	7.0	5.0	7.0	5.0	7.0

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2018	6,939
2019	5,959
2020	4,952
2021	4,574
2022	4,275
Thereafter	3,706

$30,405

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Lives	2017	2016
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$152,480	$131,401
Furniture and other	5 - 7	9,544	6,968
Building	10	4,627	3,901
Land	—	1,444	1,240

		168,095	143,510
Less: Accumulated depreciation		(107,751)	(83,753)

		$60,344	$59,757

Depreciation expense associated with property, plant and equipment was $24.1 million, $28.3 million and $27.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. No impairment to property, plant and equipment was recorded in the years ended December 31, 2017 or 2016. During the year ended December 31, 2015, the Company impaired property, plant and equipment by $1.7 million, as the carrying value exceeded fair value, as a result of declines in the U.S. land rig counts

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 6—Long-Term Debt

As of December 31, 2017 and 2016, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2017	2016
	(in thousands)
Term loan, net of unamortized deferred financing costs	$14,503	$34,053
Revolving loan	43,400	27,000
Capital lease	211	415

	58,114	61,468
Less: Current maturities of long-term debt	(4,814)	(8,399)
Current maturities of capital lease	(127)	(79)

	$53,173	$52,990

Credit Agreement

On November 6, 2017, the Company entered into its third amended and restated credit agreement with four participating financial institutions. The credit agreement provides for a $15.0 million term loan facility (Term Loan) and an $85.0 million revolving credit facility (RCF) and matures on November 6, 2020.

The RCF contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit. The facilities under the credit agreement are secured by substantially all the assets of the Company.

Under the credit agreement, both the Term Loan and RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly beginning March 31, 2018. The weighted average interest rate for the years ended December 31, 2017 and 2016 were 3.3% and 2.5%, respectively, with an interest rate of 4.1% at December 31, 2017.

Term Loan

As of December 31, 2017, the Term Loan had an outstanding principal balance of $15.0 million.

RCF

As of December 31, 2017, $43.4 million in draws remain outstanding under the RCF.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a fixed charge coverage ratio of not less than 1.25 to 1.0 as of December 31, 2017. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of December 31, 2017 and 2016, the Company believes it was in compliance with all covenants.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Performance Bonds

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit. Performance bonds issued under this facility are collateralized by standby letters of credit issued to the lender.

As of December 31, 2017, there were $2.7 million in standby letters of credit issued to collateralize performance bonds. Additionally, the Company has $0.7 million in standby letters of credit supporting certain Systems Integration segment operations. As of December 31, 2017, the total amount of standby letters of credit outstanding is $3.4 million.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Deferred Financing Costs

The Company incurred bank fees associated with the credit agreement, and certain amendments thereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2017 and 2016, deferred financing cost amortization of $0.2 million is included in interest expense in the Company’s consolidated financial statements.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2018	4,941
2019	4,914
2020	48,259

Total debt, including current maturities	$58,114

Note 7—Related Party Transactions

The Company utilized a consulting vendor, KKR Capstone, which performs services exclusively for portfolio companies of Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. The Company purchased consulting services in the ordinary course of business totaling none, none and $0.3 million from KKR Capstone during the years ended December 31, 2017, 2016 and 2015, respectively.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

The Company had no derivatives as of December 31, 2017 or 2016.

The Company’s non-financial assets, such as goodwill, intangible assets and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss in each reporting period. As of December 31, 2017, the fair value of the contingent consideration was $3.9 million. During the year ended December 31, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss in each reporting period. There was a $0.3 million and $1.3 million reduction in fair value to the TECNOR earn-out in the years ended December 31, 2017 and 2016, respectively, recorded as a reduction of other current liabilities and a decrease to general and administrative expense in the Corporate segment. As of December 31, 2017, the fair value of the earn-out was an estimated $5.8 million (see Note 3— “Business Combinations”).

Note 9—Commitments and Contingencies

Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. Recently, that former executive filed counterclaims against us and one of the

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Company’s independent directors. The Company is seeking repayment of certain severance benefits and injunctive relief. The Company has incurred legal expense of approximately $0.9 million in connection with this dispute for the year ended December 31, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of this dispute, the total costs to be incurred or the potential impact on personnel.

Based on the information available at this time and management’s understanding of the dispute, the Company does not deem the likelihood of a material loss related to this dispute to be probable, so it has not accrued any liability related to the dispute. At this stage of the arbitration and litigation, the range of possible loss is not reasonably estimable.

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, and the Company are in a dispute relating to a January 2014 agreement regarding the purchase by the Company of up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). The parties are attempting to resolve the GX dispute through a contractually-stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat. In addition, the Company has filed certain counterclaims against Inmarsat.

The Company has incurred legal expenses of $1.6 million in connection with the GX dispute for the year ended December 31, 2017. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Contractual Dispute

The Company’s Systems Integration business reached a settlement in the first quarter of 2016 related to a contract dispute associated with a percentage of completion project. The dispute related to the payment for work related to certain change orders. As of December 31, 2015, the Company had a $14.3 million loss representing the then total evident probable and estimable loss for the project. After the settlement, the Company recognized $2.3 million of gain in the first quarter of 2016. In the fourth quarter of 2016, the Company issued additional billings for approximately $1.0 million related to work performed in prior years under the contract. After the collection of this final billing in the fourth quarter of 2016, the Company received the certificate of final acceptance from the customer acknowledging completion of the project. The total loss incurred over the life of this project amounted to $11.2 million.

The Company incurred legal expense of $0.2 million and $0.5 million in connection with the dispute for the years ended December 31, 2016 and 2015, respectively.

Regulatory Matter

In 2013, RigNet’s internal compliance program detected potential violations of U.S. sanctions by one of its foreign subsidiaries in connection with certain of its customers’ rigs that were moved into the territorial waters of countries sanctioned by the United States. The Company estimates that it received total revenue of approximately $0.1 million during the period related to the potential violations. The Company voluntarily self-reported the potential violations to the U.S. Treasury Department’s Office of Foreign Assets Control (OFAC) and the U.S. Department of Commerce Bureau of Industry and Security (BIS) and retained outside counsel who conducted an investigation of the matter under the supervision of the Company’s Audit Committee and submitted a report to OFAC and BIS.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company incurred legal expenses of $0.1 million in connection with the investigation during each of the years ended December 31, 2016 and 2015.

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

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2020. The Company recognized expense under operating leases of $4.0 million, $4.7 million and $3.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

As of December 31, 2017, future minimum lease obligations were as follows (in thousands):

2018	2,394
2019	1,454
2020	886
2021	469
2022	483
Thereafter	1,268

$6,954

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of December 31, 2017, the Company had the following commercial commitments related to satellite and network services (in thousands):

2018	16,893
2019	7,274
2020	658
2021	641
2022	641

$26,107

The Company is no longer reporting $65.0 million in the above table for capacity from Inmarsat’s GX network. Please see paragraph “Global Express (GX) Dispute” above for details of the ongoing arbitration and the Company’s notice to terminate the contract with Inmarsat.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 10—Stock-Based Compensation

The Company has two stock-based compensation plans as described below.

2010 Omnibus Incentive Plan

In May 2010, the Board of Directors adopted the 2010 Omnibus Incentive Plan (2010 Plan). Under the 2010 Plan, the Board of Directors or its designated committee is authorized to issue awards representing a total of four million shares of common stock to certain directors, officers and employees of the Company. Awards may be in the form of new stock incentive awards or options including (i) incentive or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv) restricted stock units (RSUs), (v) performance stock, (vi) performance share units (PSUs), (vii) director awards, (viii) annual cash incentive awards, (ix) cash-based awards, (x) substitution awards or (xi) other stock-based awards, as approved by the Board of Directors or its designated committee. The stock incentive awards and options granted under the 2010 plan will generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors or its designated committee at the date of grant, but not more than ten years from such grant date.

As of December 31, 2017, the Company has issued 1,145,110 options under the 2010 Plan, of which 142,711 options have been exercised, 639,918 options have been returned or forfeited and 362,481 options remain outstanding.

During the year ended December 31, 2017, the Company granted a total of 231,974 RSUs to certain directors, officers and employees of the Company under the 2010 Plan. Of these, the Company granted (i) 130,852 RSUs to certain officers and employees that generally vest over a four-year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 33,586 RSUs to outside directors that vest in May 2018, and (iii) 67,536 PSUs to certain officers that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by certain performance based targets. As of December 31, 2017, 463,717 RSUs and shares of restricted stock have vested, 521,132 RSUs and shares of restricted stock have been forfeited and 414,768 unvested RSUs and shares of restricted stock were outstanding.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2017, the Company has issued 981,125 options under the 2006 Plan, of which 745,503 options have been exercised, 217,497 options have been returned or forfeited and 18,125 options remain outstanding. The Company will issue no additional options under the 2006 Plan as the Company’s Board of Directors froze the 2006 Plan.

There are no dividends related to stock options, restricted stock or common stock.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2017, 2016 and 2015 was $3.7 million, $3.4 million and $3.7 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the two stock-based compensation plans during the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017 and 2016, there were $6.5 million and $5.9 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest under the 2010 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

No options were granted in 2017. The assumptions used for grants made in the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
Expected volatility	49%	44 - 47%
Expected term (in years)	7	7
Risk-free interest rate	1.6 - 1.7%	1.9 - 2.0%
Dividend yield	—	—

Based on these assumptions, the weighted average fair value of options granted, per share, for the year ended December 31, 2016 and 2015 was $6.56 and $13.22, respectively.

The fair value of each RSU, PSU and restricted stock award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of RSUs, PSUs and restricted stock granted, per share, for the years ended December 31, 2017, 2016 and 2015 was $19.68, $12.45 and $30.68 respectively.

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	499	$20.77	992	$20.40	947	$18.47
Granted	—	$—	112	$12.80	244	$31.73
Exercised	(70)	$13.04	(223)	$8.73	(80)	$12.54
Forfeited	(47)	$27.11	(382)	$26.29	(119)	$30.62
Expired	(1)	$8.32	—	$—	—	$—

Balance, December 31,	381	$21.37	499	$20.77	992	$20.40

Exercisable, December 31,	224	$21.28	240	$18.02	579	$13.75

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Intrinsic value of options exercised	$1,286	$591	$2,850
Fair value of options vested	$837	$1,455	$884

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the Company’s RSU, PSU and restricted stock activity as of and for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
	(in thousands)
Balance, January 1,	494	143
Granted	232	641
Vested	(110)	(55)
Forfeited	(180)	(235)

Balance, December 31,	436	494

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2017, 2016 and 2015 was 1.7 years, 2.8 years and 3.7 years, respectively. At December 31, 2017 equity awards vested and expected to vest totaled 2.5 million with awards available for grant of approximately 2.6 million.

The following is a summary of changes in unvested equity awards, including stock options, RSUs, PSUs and restricted stock, as of and for the years ended December 31, 2017, 2016 and 2015:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2015	589	$20.06
Granted	336	$17.43
Vested	(237)	$17.94
Forfeited	(182)	$14.01

Unvested equity awards, December 31, 2015	506	$21.48
Granted	753	$11.57
Vested	(169)	$18.34
Forfeited	(617)	$13.97

Unvested equity awards, December 31, 2016	473	$16.62
Granted	232	$19.42
Vested	(182)	$14.16
Forfeited	(227)	$11.66

Unvested equity awards, December 31, 2017	296	$24.13

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

when a loss is reported, basic and dilutive loss per share are the same. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income attributable to RigNet, Inc. common stockholders:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net loss attributable to RigNet, Inc. common stockholders	$(16,176)	$(11,507)	$(16,974)

Weighted average shares outstanding, basic	18,009	17,768	17,534
Effect of dilutive securities	—	—	—

Weighted average shares outstanding, diluted	18,009	17,768	17,534

As of December 31, 2017, there were approximately 625,039 potentially issuable shares excluded from the Company’s calculation of diluted EPS. Of these, 263,662 shares were excluded due to the antidilutive position of the security. The remaining 361,377 shares were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive, meaning the loss per share would be reduced.

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

The Company previously operated under two reportable segments: Managed Services and Systems Integration (previously called SI&A). During the third quarter of 2017, after the Company completed the ESS acquisition, the Company reorganized its business and reportable segments. Applications and Internet-of-Things is now managed and presented as a separate segment, and was previously presented in the Managed Services segment. The reporting on this new segment will help track the Company’s progress related to this important area of focus within the business that is intended to enhance the value of the services the Company delivers to customers, including enhancing the value of the managed communications services the Company delivers to customers around the world. All historical segment financial data included herein has been recast to conform to the current year presentation.

RigNet considers its business to consist of the following segments:

•	Managed Services. The Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE and CyphreLink encryption, weather monitoring primarily in the North Sea (MetOcean), real-time data monitoring and machine-to-machine learning and certain other value-added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. The Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

Corporate and eliminations primarily represents unallocated corporate office activities, interest expense, income taxes and eliminations.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s business segment information as of and for the years ended December 31, 2017, 2016 and 2015 is presented below.

	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
2017
Revenue	$164,238	$15,626	$25,028	$—	$204,892
Cost of revenue (excluding depreciation and amortization)	101,681	10,751	18,734	—	131,166
Depreciation and amortization	23,202	1,738	2,438	3,467	30,845
Impairment of intangibles	—	—	—	—	—
Selling, general and administrative	16,841	1,685	1,403	32,940	52,869

Operating income (loss)	$22,514	$1,452	$2,453	$(36,407)	$(9,988)

Total assets	181,157	32,464	16,708	(235)	230,094
Capital expenditures	17,066	198	—	645	17,909

2016
Revenue	$192,538	$6,495	$21,590	$—	$220,623
Cost of revenue (excluding depreciation and amortization)	112,046	2,703	15,010	—	129,759
Depreciation and amortization	26,581	—	2,712	4,263	33,556
Impairment of goodwill, intangibles, property, plant and equipment	—	—	—	397	397
Selling, general and administrative	28,422	268	2,665	28,007	59,362

Operating income (loss)	$25,489	$3,524	$1,203	$(32,667)	$(2,451)

Total assets	203,048	—	26,169	1,755	230,972
Capital expenditures	13,794	—	—	1,403	15,197

2015
Revenue	$242,191	$7,530	$21,539	$—	$271,260
Cost of revenue (excluding depreciation and amortization)	129,453	3,023	30,762	—	163,238
Depreciation and amortization	26,967	—	3,104	2,400	32,471
Impairment of goodwill, intangibles, property, plant and equipment	14,262	—	—	—	14,262
Selling, general and administrative	35,787	268	4,120	32,466	72,641

Operating income (loss)	$35,722	$4,239	$(16,447)	$(34,866)	$(11,352)

Total assets	254,443	—	42,850	(39,177)	258,116
Capital expenditures	27,099	—	227	5,364	32,690

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents revenue earned from the Company’s domestic and international operations for the years ended December 31, 2017, 2016 and 2015. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Domestic	$63,460	$66,028	$80,134
International	141,432	154,595	191,126

Total	$204,892	$220,623	$271,260

The following table presents goodwill and long-lived assets for the Company’s domestic and international operations as of December 31, 2017 and 2016.

	December 31,
	2017	2016
	(in thousands)
Domestic	$68,942	$27,682
International	58,895	70,101

Total	$127,837	$97,783

Note 13—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$—	$23	$305
State	495	43	141
Foreign	2,638	4,386	7,619

Total current	3,133	4,452	8,065

Deferred:
Federal	(2,020)	458	(5,456)
State	(8)	419	(288)
Foreign	2,367	496	88

Total deferred	339	1,373	(5,656)

Income tax expense	$3,472	$5,825	$2,409

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income (loss) before income taxes:
United States	$(15,019)	$(18,361)	$(27,741)
Foreign	2,294	12,889	13,490

	$(12,725)	$(5,472)	$(14,251)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 35.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States statutory federal income tax rate	$(4,454)	$(1,915)	$(4,988)
Non-deductible expenses	(294)	290	131
Non-taxable financial income and expense	—	—	(1,498)
Noncash compensation	(30)	761	349
U.S. tax on foreign earnings, net of tax credits	(1,283)	587	50
Changes in valuation allowances	(5,956)	6,681	10,358
Tax credits	(699)	(4,403)	410
State taxes	224	53	(130)
Effect of operating in foreign jurisdictions	2,101	1,818	1,216
Deemed repatriation transition tax	3,807	—	—
Reduction of federal corporate tax rate	8,190	—	—
Changes in prior year estimates	(26)	293	(58)
Changes in uncertain tax benefits	1,798	1,243	(3,430)
Revisions of deferred tax accounts	(10)	313	98
Other	104	104	(99)

Income tax expense	$3,472	$5,825	$2,409

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$15,598	$16,474
Federal, state and foreign tax credits	17,833	21,972
Depreciation and amortization	13,009	17,907
Unrealized loss on functional currency	565	444
Allowance for doubtful accounts	704	1,390
Accruals not currently deductible	1,027	2,101
Stock-based compensation	812	1,012
Intercompany Interest	1,985	2,044
Other	351	78
Valuation allowance	(45,129)	(50,298)

Total deferred tax assets	6,755	13,124

Deferred tax liabilities:
Depreciation and amortization	(605)	(1,055)
Tax on foreign earnings	—	(2,140)
Other	(280)	(142)

Total deferred tax liabilities	(885)	(3,337)

Net deferred tax assets	$5,870	$9,787

At December 31, 2017, on an as filed basis, the Company has U.S. domestic net operating loss carry forwards of approximately $9.0 million which will begin to expire in varying amounts in 2036, state net operating loss carry forwards of approximately $8.1 million which will expire in varying amounts beginning in 2023, and foreign net operating losses of $54.5 million of which almost all can be carried forward for an unlimited period. As of December 31, 2017, the Company, on an as filed basis, has U.S. domestic foreign tax credit carry forwards of $13.6 million which begin expiring in varying amounts in 2020. The amount reported on an as filed basis can differ from the amount recorded in the deferred tax assets of the Company’s financial statements due to the utilization or creation of assets in recording uncertain tax benefits.

In assessing deferred tax assets, the Company considers whether a valuation allowance should be recorded for some or all of the deferred tax assets which may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Among other items, the Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and available tax planning strategies. As of December 31, 2017, a valuation allowance of $45.1 million had been recorded. $27.5 million related to US federal and local deferred tax assets, $11.4 million related to Norway assets, $4.2 million related to Australia assets, $1.9 million related to United Kingdom assets, and $0.1 million related to other insignificant foreign jurisdictions that were not more likely than not to be realized. While the Company expects to realize the remaining net deferred tax assets, changes in future taxable income or in tax laws may alter this expectation and result in future increases to the valuation allowance.

Previously the Company considered the earnings in its non-U.S. subsidiaries to be indefinitely reinvested, with the exception of its Qatar subsidiary, and accordingly recorded no deferred income taxes other than deferred income taxes related to Qatar. Prior to the Transition Tax, the Company had an excess of the amount for financial reporting over the tax basis in its foreign subsidiaries. While the Transition Tax resulted in the reduction of the excess of the amount for financial reporting over the tax basis in its foreign subsidiaries and subjected undistributed foreign earnings to tax, an actual repatriation from its non-U.S. subsidiaries could still be subject to additional foreign withholding taxes and U.S. state taxes.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2017, the Company continues to consider the excess amount for financial reporting over the tax basis of investments in its foreign subsidiaries to be indefinitely reinvested outside the United States. This determination is based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and on its specific plan for reinvestment of the foreign subsidiaries’ undistributed earnings, with the exception of RigNet Qatar W.L.L. The Company has not provided for deferred taxes where the determination of any deferred taxes on the amount the Company considers indefinitely reinvested is not practicable.

The Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation and has determined that it will be repatriating approximately $10.4 million from RigNet Qatar W.L.L. The Company has made a reasonable estimate of the tax effects of such repatriation, and determined that after the effects of the Transition Tax no additional liability should be recorded. Under SAB 118, we have provided a reasonable estimate of the Tax Act’s impact on its unremitted earnings. During the measurement period, the Company will continue to gather additional information to compute the full tax effects of the Tax Act on its unremitted earnings.

Because the Company has asserted that all foreign undistributed earnings, excluding Qatar’s earnings, are permanently reinvested, no provision is recorded for the deferred tax liability related to other comprehensive income.

Corporate Tax Reform

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21 percent, (2) requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years, and (3) global intangible low taxed income (GILTI) that must be included in the gross income of the controlled foreign corporations (CFCs)’s U.S. shareholder.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. For various reasons that are discussed below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. If the Company was able to make reasonable estimates of the effects of elements for which its analysis is not yet complete, the Company recorded provisional adjustments. If the Company was not yet able to make reasonable estimates of the impact of certain elements, the Company has not recorded any adjustments related to those elements and have continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

The Company’s accounting for the following elements of the Tax Act is incomplete. However, the Company was able to make reasonable estimates of certain effects and, therefore, recorded provisional adjustments as follows:

Reduction of US Federal Corporate Tax Rate: The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. The Company has recorded a provisional decrease of $8.2 million to deferred tax expense for the year ended December 31, 2017. While the Company is able to make a reasonable estimate of the impact of the reduction in corporate rate, it may be affected by other analyses related to the Tax Act, including, but not limited to, its calculation of deemed repatriation of deferred foreign income and the state tax effect of adjustments made to federal temporary differences.

Deemed Repatriation Transition Tax: The Deemed Repatriation Transition Tax (Transition Tax) is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of its foreign subsidiaries. To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. The Company is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $3.8 million, of which the Company has current losses and foreign tax credits that will offset this obligation. However, the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Global Intangible Low Taxed Income (GILTI): The Tax Act creates a new requirement that certain income (i.e., GILTI) earned by CFCs must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the deferred method). At this point, the Company has not selected a method. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on not only its current structure and estimated future results of global operations but also its intent and ability to modify the Company’s structure and/or the Company’s business, the Company is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2017, 2016 and 2015, the Company’s uncertain tax benefits totaling $18.8 million, $21.8 million and $19.3 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Balance, January 1,	$13,244	$15,718	$15,454
Additions for the current year tax	—	794	1,501
Additions related to prior years	110	602	—
Reductions related to settlements with taxing authorities	—	(3,701)	(154)
Reductions related to lapses in statue of limitations	(327)	(169)	(1,083)
Reductions related to prior years	(3,390)	—	—

Balance, December 31,	$9,637	$13,244	$15,718

As of December 31, 2017, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $9.6 million. In addition, as of December 31, 2017, the Company has recorded related assets, net of a valuation allowance of $2.3 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2017, 2016 and 2015, the Company has accrued penalties and interest of approximately $9.2 million, $8.8 million and $7.3 million, respectively. The Company has recognized $0.3 million, $1.6 million and $0.1 million of interest and penalties in income tax expense for the years ended December 31, 2017, 2016 and 2015, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company believes that it is reasonably possible that a decrease of up to $2.5 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2007.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 14—Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2017 and 2016 are as follows:

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$48,072	$49,162	$50,844	$56,814
Operating loss	$(1,067)	$(3,438)	$(2,951)	$(2,532)
Net loss	$(1,987)	$(4,210)	$(4,193)	$(5,807)
Net loss attributable to RigNet, Inc. common stockholders	$(2,026)	$(4,249)	$(4,232)	$(5,669)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.11)	$(0.24)	$(0.23)	$(0.31)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.11)	$(0.24)	$(0.23)	$(0.31)

Weighted average shares outstanding, basic	17,873	17,985	18,086	18,090

Weighted average shares outstanding, diluted	17,873	17,985	18,086	18,090

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$62,341	$54,911	$50,612	$52,759
Operating income (loss)	$589	$(3,294)	$247	$7
Net loss	$(1,267)	$(4,856)	$(1,448)	$(3,726)
Net loss attributable to RigNet, Inc. common stockholders	$(1,333)	$(4,751)	$(1,658)	$(3,765)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.08)	$(0.27)	$(0.09)	$(0.21)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.08)	$(0.27)	$(0.09)	$(0.21)

Weighted average shares outstanding, basic	17,613	17,634	17,782	17,833

Weighted average shares outstanding, diluted	17,613	17,634	17,782	17,833

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 15 – Employee Benefits

The Company maintains a 401(k)-plan pursuant to which eligible employees may make contributions through a payroll deduction.

Effective January 1, 2018, the Company re-instated the 401(k) match under which the Company will make matching cash contributions of 100% of each employee’s contribution up to 3.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 3.0% and 5.0% of such employee’s eligible compensation, up to the maximum amount permitted by law.

For the year ended December 31, 2015, the Company made matching cash contributions of 100% of each employee’s contribution up to 2.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 2.0% and 6.0% of such employee’s eligible compensation, up to the maximum amount permitted by law. Effective January 1, 2016, the Company suspended the Company’s matching contributions under the 401(k) plan. The Company took this action in response to reduced oil and gas activity. The Company incurred expenses of none, none and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, for employer contributions.

Note 16 – Restructuring Costs – Cost Reduction Plans

During the year ended December 31, 2017, the Company incurred a net pre-tax restructuring expense of $0.8 million reported as general and administrative expense in the Corporate segment associated with the reduction of 31 employees. The Company projects substantially completing the 2017 restructuring plan in the first quarter of 2018, and as of December 31, 2017 the company had $0.3 million accrued for the 2017 restructuring plan.

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

For the year ended December 31, 2015, the Company incurred pre-tax expense of approximately $7.4 million in the Corporate segment related to restructuring activities. For the year ended December 31, 2015, the restructuring costs included $4.5 million associated with the reduction of 123 employees, of which $3.4 million and $1.1 million were reported as general and administrative expense and cost of revenue, respectively, in the Consolidated Statements of Comprehensive Loss. For the year ended December 31, 2015, the restructuring costs also included $2.9 million associated with ceasing the use of and vacating nine Company facilities, of which $1.4 million and $1.5 million were reported as general and administrative expense and cost of revenue, respectively, in the Consolidated Statements of Comprehensive Loss.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Note 17 –Executive Departure costs

Charles “Chip” Schneider, Senior Vice President and Chief Financial Officer, departed the Company effective December 27, 2017. In connection with the departure of Mr. Schneider, in the fourth quarter of 2017 the Company incurred a pre-tax executive departure expense of $1.2 million in the Corporate Segment.

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