Form 10-Q
period 2018-03-31
RigNet, Inc.
filed 2018-05-07
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2018, there were outstanding 19,363,507 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,858	$34,598
Restricted cash	45	43
Accounts receivable, net	55,976	49,021
Costs and estimated earnings in excess of billings on uncompleted contracts	1,911	2,393
Prepaid expenses and other current assets	6,080	5,591

Total current assets	85,870	91,646
Property, plant and equipment, net	60,953	60,344
Restricted cash	1,546	1,500
Goodwill	48,465	37,088
Intangibles, net	39,774	30,405
Deferred tax and other assets	8,651	9,111

TOTAL ASSETS	$245,259	$230,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,876	$12,234
Accrued expenses	14,016	16,089
Current maturities of long-term debt	4,945	4,941
Income taxes payable	1,485	1,601
Deferred revenue and other current liabilities	10,623	8,511

Total current liabilities	43,945	43,376
Long-term debt	51,934	53,173
Deferred revenue	487	546
Deferred tax liability	3,821	189
Other liabilities	33,308	25,533

Total liabilities	133,495	122,817

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2018 or December 31, 2017	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 19,104,272 and 18,232,872 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	19	18
Treasury stock - 79,986 and 5,516 shares at March 31, 2018 and December 31, 2017, respectively, at cost	(1,096)	(116)
Additional paid-in capital	165,625	155,829
Accumulated deficit	(39,620)	(33,726)
Accumulated other comprehensive loss	(13,206)	(14,806)

Total stockholders’ equity	111,722	107,199
Non-redeemable, non-controlling interest	42	78

Total equity	111,764	107,277

TOTAL LIABILITIES AND EQUITY	$245,259	$230,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenue	$53,833	$48,072

Expenses:
Cost of revenue (excluding depreciation and amortization)	33,681	29,875
Depreciation and amortization	7,987	7,316
Selling and marketing	2,949	1,436
General and administrative	13,686	10,512

Total expenses	58,303	49,139

Operating loss	(4,470)	(1,067)
Other income (expense):
Interest expense	(959)	(619)
Other income (expense), net	506	113

Loss before income taxes	(4,923)	(1,573)
Income tax expense	(603)	(414)

Net loss	(5,526)	(1,987)
Less: Net income attributable to non-redeemable, non-controlling interest	30	39

Net loss attributable to RigNet, Inc. stockholders	$(5,556)	$(2,026)

COMPREHENSIVE LOSS
Net loss	$(5,526)	$(1,987)
Foreign currency translation	1,600	861

Comprehensive loss	(3,926)	(1,126)
Less: Comprehensive income (loss) attributable to non-controlling interest	30	39

Comprehensive loss attributable to RigNet, Inc. stockholders	$(3,956)	$(1,165)

LOSS PER SHARE - BASIC AND DILUTED

Net loss attributable to RigNet, Inc. common stockholders	$(5,556)	$(2,026)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.31)	$(0.11)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.31)	$(0.11)

Weighted average shares outstanding, basic	18,146	17,873

Weighted average shares outstanding, diluted	18,146	17,873

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(5,526)	$(1,987)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	7,987	7,316
Stock-based compensation	2,445	826
Amortization of deferred financing costs	51	98
Deferred taxes	449	437
Change in fair value of earn-out/contingent consideration	22	—
Accretion of discount of contingent consideration payable for acquisitions	162	123
(Gain) loss on sales of property, plant and equipment, net of retirements	(53)	37
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(6,255)	1,865
Costs and estimated earnings in excess of billings on uncompleted contracts	520	(766)
Prepaid expenses and other assets	(1,012)	32
Accounts payable	(999)	2,406
Accrued expenses	(2,613)	(1,969)
Deferred revenue and other assets	1,905	300
Other liabilities	425	88

Net cash (used in) provided by operating activities	(2,492)	8,806

Cash flows from investing activities:
Acquisitions	(3,202)	—
Capital expenditures	(5,099)	(3,936)
Proceeds from sales of property, plant and equipment	149	39

Net cash used in investing activities	(8,152)	(3,897)

Cash flows from financing activities:
Proceeds from issuance of common stock net of stock witheld to cover employee taxes on stock-based compensation	(967)	682
Subsidiary distributions to non-controlling interest	(66)	—
Repayments of long-term debt	(1,286)	(7,321)

Net cash used in financing activities	(2,319)	(6,639)

Net change in cash and cash equivalents	(12,963)	(1,730)

Cash and cash equivalents including restricted cash:
Balance, January 1,	36,141	58,805
Changes in foreign currency translation	271	(296)

Balance, March 31,	$23,449	$56,779

Supplemental disclosures:
Income taxes paid	$629	$447
Interest paid	$665	$453
Non-cash investing - capital expenditures accrued	$3,186	$1,270
Non-cash investing - contingent consideration for acquisitions	$7,600	$—
Non-cash investing and financing - stock for acquisitions	$7,340	$—
Liabilities assumed in acquisitions	$4,285	$—

	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$21,858	$34,598
Restricted cash - current portion	45	43
Restricted cash - long-term portion	1,546	1,500

Cash and cash equivalents including restricted cash	$23,449	$36,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2017	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578
Issuance of common stock upon the exercise of stock options	57	—	—	—	798	—	—	798	—	798
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	50	—	—	—	—	—	—	—	—	—
Stock withheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	826	—	—	826	—	826
Foreign currency translation	—	—	—	—	—	—	861	861	—	861
Non-controlling owner distributions	—	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(2,026)	—	(2,026)	39	(1,987)

Balance, March 31, 2017	18,034	$18	6	$(116)	$149,530	$(19,576)	$(17,110)	$112,746	$214	$112,960

Balance, January 1, 2018	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277
Issuance of common stock upon the exercise of stock options	1	—	—	—	12	—	—	12	—	12
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	340	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Intelie	530	1	—	—	7,339	—	—	7,340	—	7,340
Stock witheld to cover employee taxes on stock-based compensation	—	—	74	(980)	—	—	—	(980)	—	(980)
Stock-based compensation	—	—	—	—	2,445	—	—	2,445	—	2,445
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)		(338)
Foreign currency translation	—	—	—	—	—	—	1,600	1,600	—	1,600
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(66)	(66)
Net income (loss)	—	—	—	—	—	(5,556)	—	(5,556)	30	(5,526)

Balance, March 31, 2018	19,104	$19	80	$(1,096)	$165,625	$(39,620)	$(13,206)	$111,722	$42	$111,764

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2018.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2017 for information regarding the Company’s accounting policies.

Revenue Recognition - Revenue from Contracts with Customers

Revenue is recognized to depict the transfer of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenue Recognition - Managed Services and Applications and Internet-of-Things

Managed Services and Applications and Internet-of-Things customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

Performance Obligations Satisfied Over Time—The delivery of service represents the single performance obligation under Managed Services and Applications and Internet-of-Things contracts. Revenue for contracts is generally recognized over time as service is transferred to the customer and the Company expects to be entitled to the agreed monthly or day rate in exchange for those services.

Performance Obligations Satisfied at a Point in Time—The delivery of equipment represents the single performance obligation under equipment sale contracts. Revenue for equipment sales is generally recognized upon delivery of equipment to customers.

Revenue Recognition – Systems Integration

Revenues related to long-term, fixed-price Systems Integration contracts for customized network solutions are recognized based on the percentage of completion for the contract. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition.

Performance Obligations Satisfied Over Time — The delivery of a Systems Integration solution represents the single performance obligation under Systems Integration contracts. Progress towards completion on fixed price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of March 31, 2018 and December 31, 2017, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to Systems Integration projects was $1.9 million and $2.4 million, respectively. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. As of March 31, 2018 and December 31, 2017, $0.8 million and $0.4 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue. All of the billings in excess of costs as of December 31, 2017 were recognized as revenue during the three months ended March 31, 2018.

The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. No material unapproved change orders and claims revenue were included in costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2018 and December 31, 2017. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of March 31, 2018, we have backlog for our Systems Integration projects of $23.5 million, which will be recognized over the remaining contract term for each contract. Systems Integration contract terms are typically one to three years.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers (Topic 606). The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued Accounting Standards Update No. 2015-14 (ASU 2015-14), Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. In March 2016, the FASB issued Accounting Standards Update No. 2016-08 (ASU 2016-08), Revenue from Contracts with Customers: Principal versus Agent Considerations. The amendments are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April and May of 2016, the FASB issued Accounting Standards Update No. 2016-10 (ASU 2016-10) and Accounting Standards Update No. 2016-12 (ASU 2016-12), Revenue from Contracts with Customers (Topic 606), respectively, that provide scope amendments, performance obligations clarification and practical expedients. These ASUs allow for the use of either the full or modified retrospective transition method and are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted this ASU on January 1, 2018. The Company’s evaluation of this ASU included a detailed review of representative contracts from each segment and comparing historical accounting policies and practices to the new standard. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15 (ASU 2016-15), Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new ASU reduces diversity of practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics, including the treatment of contingent consideration payments made after a business combination. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory. The new ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company adopted this ASU on January 1, 2018 using the modified retrospective method, through a $0.3 million cumulative effect that directly lowered accumulated deficit. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18 (ASU 2016-18), which includes restricted cash in the cash and cash equivalents balance in the statement of cash flows. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Business Combinations

Auto-Comm and SAFCON

On April 18, 2018, RigNet completed the separate acquisitions of Automation Communications Engineering Corp. (Auto-Comm) and Safety Controls, Inc. (SAFCON) for an aggregate purchase price of $6.3 million. Of this aggregate purchase price, RigNet paid $2.2 million in cash and $4.1 million in stock.

Auto-Comm provides a broad range of communications services, for both onshore and offshore remote locations, to the oil and gas industry. Auto-Comm brings over 30 years of systems integration experience in engineering and design, installation, testing, and maintenance. SAFCON offers a diverse set of safety, security, and maintenance services to the oil and gas industry. Auto-Comm and SAFCON have developed strong relationships with major energy companies that complement the relationships that RigNet has established over the years. Auto-Comm and SAFCON are based in Louisiana.

Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including any intangible assets or goodwill. The Company is also unable to provide supplemental pro forma revenue and earnings of the combined entity. This information will be included in the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018.

Intelie

On March 23, 2018, RigNet completed its acquisition of Intelie Soluções Em Informática S.A (Intelie), for an estimated aggregate purchase price of $18.1 million. Of this aggregate purchase price, RigNet paid R$10.6 million (BRL) (or approximately $3.2 million) in cash, $7.3 million in stock and expects to pay $7.6 million worth of RigNet stock as contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $17.0 million. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. Intelie is based in Brazil.

The assets and liabilities of Intelie have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The earn-out for Intelie is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2018, the fair value of the earn-out was $7.6 million. Portions of the earn-out are payable in RigNet stock on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

The goodwill of $10.7 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Intelie, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Intelie, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is reflected in the Applications and Internet-of-Things segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$589
Property and equipment			73
Trade name	7	2,300
Technology	7	8,400
Customer relationships	7	320

Total identifiable intangible assets			11,020
Goodwill			10,744
Current liabilities			(460)
Deferred tax liability			(3,825)

Total purchase price			$18,141 (a)

(a)	Includes $7.6 million in contingent consideration earn-out estimated as of the date of acquisition.

Actual and Pro Forma Impact of the Intelie Acquisition

Intelie’s revenue and net loss were $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2018.

The following table represents supplemental pro forma information as if the Intelie acquisition had occurred on January 1, 2017.

	Three Months Ended March 31,	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenue	$54,512	$48,395
Expenses	59,942	50,477

Net loss	$(5,430)	$(2,082)

Net loss attributable to RigNet, Inc. common stockholders	$(5,460)	$(2,121)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.30)	$(0.12)

Diluted	$(0.30)	$(0.12)

The Company incurred acquisition related costs of $0.8 million in the three months ended March 31, 2018 reported in general and administrative expenses.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2018, the fair value of the contingent consideration was $3.9 million. During the three months ended March 31, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

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

Actual and Pro Forma Impact of the 2017 Acquisitions

The 2017 acquisitions of ESS, DTS and Cyphre contributed $2.9 million of revenue and $1.9 million to net income for the three months ended March 31, 2018.

The following table represents supplemental pro forma information as if the 2017 acquisitions had occurred on January 1, 2017.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31,
2017
(in thousands, except per share amounts)
Revenue	$52,915
Expenses	53,283

Net loss	$(368)

Net loss attributable to RigNet, Inc. common stockholders	$(407)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.02)

Diluted	$(0.02)

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

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars. Currently, the Norwegian Krone, the British Pound Sterling and the Brazilian Real are the currencies that could materially impact the Company’s financial position and results of operations. The Company presently does not hedge these risks, but evaluates financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive loss in the Company’s condensed consolidated financial statements.

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

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2018 or 2017. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

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

The Company acquired $10.7 million of goodwill in the Intelie acquisition completed on March 23, 2018 (see Note 2 – Business Combinations).

The Company acquired $8.5 million of goodwill in the ESS acquisition completed on July 28, 2017 (see Note 2 – Business Combinations).

The Company acquired $0.7 million of goodwill in the DTS acquisition completed on July 24, 2017 (see Note 2 – Business Combinations).

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

No impairment indicators have been identified in any reporting unit as of March 31, 2018 and December 31, 2017.

As of March 31, 2018 and December 31, 2017, goodwill was $48.5 million and $37.1 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, and increases with acquisitions.

Intangibles

Intangibles consist of customer relationships, brand name, backlog, technology and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 5.0 to 7.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

No impairment indicators have been identified in any reporting unit as of March 31, 2018.

As of March 31, 2018 and December 31, 2017, intangibles were $39.8 million and $30.4 million, respectively. During the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of $2.1 million and $1.3 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth expected amortization expense of intangibles for the remainder of 2018 and the following years (in thousands):

2018	6,406
2019	7,508
2020	6,478
2021	6,104
2022	5,767
Thereafter	7,511

$39,774

Note 5 – Restricted Cash

As of March 31, 2018 and December 31, 2017, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the Managed Services segment (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of March 31, 2018 and December 31, 2017, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2018	2017
	(in thousands)
Term loan, net of unamortized deferred financing costs	$13,300	$14,503
Revolving loan	43,400	43,400
Capital lease	179	211

	56,879	58,114
Less: Current maturities of long-term debt	(4,818)	(4,814)
Current maturities of capital lease	(127)	(127)

	$51,934	$53,173

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

Under the credit agreement, both the Term Loan and RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly beginning March 31, 2018. The weighted average interest rate for the three months ended March 31, 2018 and 2017 were 4.2% and 3.0%, respectively, with an interest rate of 4.6% at March 31, 2018.

Term Loan

As of March 31, 2018, the Term Loan had an outstanding principal balance of $13.8 million.

RCF

As of March 31, 2018, $43.4 million in draws remain outstanding under the RCF.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0 as of March 31, 2018. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of March 31, 2018, and December 31, 2017, the Company believes it was in compliance with all covenants.

Performance Bonds and Letters of Credit

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit.

As of March 31, 2018, there were $0.6 million in standby letters of credit.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2018	3,706
2019	4,914
2020	48,259

Total debt, including current maturities	$56,879

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

•	Long-Term Debt — The carrying amount of the Company’s floating-rate debt approximates fair value since the interest rates paid are based on short-term maturities and recent quoted rates from financial institutions. The estimated fair value of debt was calculated based upon observable (Level 2) inputs regarding interest rates available to the Company at the end of each respective period.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for Intelie is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2018, the fair value of the earn-out was $7.6 million.

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2018, the fair value of the contingent consideration was $3.9 million. During the three months ended March 31, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of March 31, 2018, the fair value of the earn-out was $6.0 million, and is expected to be paid in 2018. During the three months ended March 31, 2018 and 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million with corresponding increases to other liabilities.

Note 8 – Income Taxes

The Company’s effective income tax rate was (12.2%) and (26.3%) for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company believes that it is reasonably possible that a decrease of up to $3.5 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (The Act), making broad and complex changes to the U.S. tax code.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. For various reasons that are discussed below, the Company has not completed its accounting for the income tax effects of certain elements of the Tax Act. If the Company was able to make reasonable estimates of the effects of elements for which its analysis is not yet complete, the Company recorded provisional adjustments. If the Company was not yet able to make reasonable estimates of the impact of certain elements, the Company has not recorded any adjustments related to those elements and has continued accounting for them in accordance with ASC 740 on the basis of the tax laws in effect before the Tax Act.

The Company has not yet completed the accounting for the income tax effects of the Tax Act and all the amounts recorded remain provisional. As noted in the Company’s 2017 Annual report on form 10-K filed with the SEC on March 6, 2018, the Company was able to make reasonable estimates and recorded provisional adjustments as follows:

Reduction of US Federal Corporate Tax Rate: In the fourth quarter of 2017, the Company recorded a provisional decrease of $8.2 million to deferred tax expense related to the US federal corporate tax rate reduction. The Company has not made additional measurement-period adjustments during the quarter, because the estimate may be affected by other analyses related to the Tax Act.

Deemed Repatriation Transition Tax: In the fourth quarter of 2017, the Company recorded a provisional Transition Tax obligation of $3.8 million, which was fully offset by current losses and foreign tax credits. On April 2, 2018 the Department of Treasury and the Internal Revenue Service issued Notice 2018-26, which provides additional guidance on the provisions of the Transition Tax, including the election not to apply net operating loss deductions against the Transition Tax. The Company has not made any additional measurement-period adjustments related to these items during the quarter because it is still interpreting the application of this recent guidance. However, the Company is continuing to gather additional information to more precisely compute the Transition Tax and does expect to complete its accounting within the prescribed measurement period.

Global Intangible Low Taxed Income (GILTI): In the fourth quarter of 2017, the Company was not able to reasonably estimate the effects for GILTI. Therefore, no provisional adjustment was recorded. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into a company’s measurement of its

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

deferred taxes (the deferred method). The Company’s selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of its estimated future results of global operations, the Company is not yet able to reasonably estimate the long-term effects of this provision of the Act. Therefore, the Company has not recorded any potential deferred tax effects related to GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. The Company did make an estimate of the estimated 2018 current GILTI impact which was determined to be zero. The Company expects to complete its accounting within the prescribed measurement period.

The Company is continuing to evaluate all of the provisions of U.S. Tax Reform and expects to finalize its assessment during the one-year measurement period provided by SAB 118. During the three months ended March 31, 2018, the Company has not made any significant changes to its initial assessments made during the fourth quarter of 2017.

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2018, the Company granted a total of 306,173 restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 135,753 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 11,188 RSUs to certain officers and employees that generally vest over a two year period of continued employment, with 50% of the RSUs vesting on each of the first two anniversaries of the grant date, (iii) 1,790 RSUs issued to a director that vest in January 2019 and (iv) 157,442 RSUs to certain officers and employees that vest immediately.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award.

During the three months ended March 31, 2018, 12,362 RSUs and 20,701 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2018 and 2017 was $2.4 million and $0.8 million, respectively. As of March 31, 2018, there was $3.5 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.4 years.

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

For the three months ended March 31, 2018, there were approximately 671,627 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three months ended March 31, 2017, there were approximately 697,281 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. Recently, that former executive filed counterclaims against us and one of the Company’s independent directors. The Company is seeking repayment of certain severance benefits and injunctive relief. The Company has incurred legal expense of approximately $0.2 million in connection with this dispute for the three months ended March 31, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of this dispute, the total costs to be incurred or the potential impact on personnel.

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

The Company has incurred legal expenses of $0.6 million in connection with the GX dispute for the three months ended March 31, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. For the three months ended March 31, 2018 and 2017, the Company recognized expense under operating leases of $0.7 million and $1.1 million, respectively.

As of March 31, 2018, future minimum lease obligations for the remainder of 2018 and future years were as follows (in thousands):

2018	2,059
2019	1,793
2020	902
2021	654
2022	668
Thereafter	1,820

$7,896

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2018, the Company had the following commercial commitments related to satellite and network services for the remainder of 2018 and the future years thereafter (in thousands):

2018	17,121
2019	8,337
2020	293
2021	85

$25,836

The Company is no longer reporting $65.0 million in the above table for capacity from Inmarsat’s GX network. Please see paragraph “Global Xpress (GX) Dispute” above for details of the ongoing arbitration and the Company’s notice to terminate the contract with Inmarsat.

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

RigNet considers its business to consist of the following segments:

•	Managed Services. The Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE encryption, weather monitoring primarily in the North Sea (METOCEAN), real-time predictive analytics (Intelie Pipes and Intelie LIVE) and certain other value-added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. The Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

Corporate and eliminations primarily represents unallocated executive and support activities, interest expense, income taxes and eliminations.

The Company’s business segment information as of and for the three months ended March 31, 2018 and 2017, is presented below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2018
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$42,050	$5,336	$6,447	$—	$53,833
Cost of revenue (excluding depreciation and amortization)	25,745	3,085	4,851	—	33,681
Depreciation and amortization	5,726	847	652	762	7,987
Selling, general and administrative	4,215	354	323	11,743	16,635

Operating income (loss)	$6,364	$1,050	$621	$(12,505)	$(4,470)

Total assets	148,535	49,758	16,535	30,431	245,259
Capital expenditures	5,834	134	—	645	6,613

	Three Months Ended March 31, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$41,663	$2,431	$3,978	$—	$48,072
Cost of revenue (excluding depreciation and amortization)	25,347	1,455	3,073	—	29,875
Depreciation and amortization	6,023	7	587	699	7,316
Selling, general and administrative	4,439	488	470	6,551	11,948

Operating income (loss)	$5,854	$481	$(152)	$(7,250)	$(1,067)

Total assets	205,607	667	16,571	1,888	224,733
Capital expenditures	3,160	—	—	—	3,160

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2018 and 2017. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Domestic	$17,628	$14,952
International	36,205	33,120

Total	$53,833	$48,072

The following table presents goodwill and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
	(in thousands)
Domestic	$68,909	$68,942
International	80,283	58,895

Total	$149,192	$127,837

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-Looking statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the oil and gas industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our services and solutions;

•	the advantages of our services compared to others;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash needs and expectations regarding cash flow from operations and capital expenditures;

•	our expectations regarding the deductibility of goodwill for tax purposes;

•	our strategy and acquisitions;

•	our ability to develop and market additional products and services;

•	our ability to manage and grow our business and execute our business strategy, including developing and marketing additional Applications and Internet-of-Things solutions, expanding our market share, increasing secondary and tertiary customer penetration at remote sites, enhancing systems integration and extending our presence into complementary remote communication segments through organic growth and strategic acquisitions;

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	the GX dispute

•	the amount and timing of contingent consideration payments arising from our acquisitions;

•	our cost reduction, restructuring activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “would,” “expect,” “plan,” “project,” “intend,” “will,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology that convey uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2017 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Operations

We are a global technology company that provides customized communications services, applications, real-time machine learning, and cybersecurity solutions that enhance customer decision-making and business performance. We provide solutions ranging from fully-managed voice and data networks to more advanced networks and applications that include video conferencing, asset and weather monitoring, real-time data services and cybersecurity primarily under a multi-service recurring revenue model.

Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations.

Managed Service and Applications and Internet-of-Things customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of one to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). Systems Integration customers are served primarily under fixed-price, long-term contracts.

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

•	Managed Services. Our Managed Services segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•	Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) and Software as a Service (SaaS) offerings including BlackTIE® encryption, weather monitoring primarily in the North Sea (METOCEAN), real-time predictive analytics (Intelie Pipes and Intelie LIVE) and certain other value-added services such as Adaptive Video Intelligence (AVI).

•	Systems Integration. Our Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance.

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

Recent Developments

On April 18, 2018, we completed the separate acquisitions of Automation Communications Engineering Corp. (Auto-Comm) and Safety Controls, Inc. (SAFCON) for an aggregate purchase price of $6.3 million. Of this aggregate purchase price, we paid $2.2 million in cash and $4.1 million in stock. Auto-Comm provides a broad range of communications services, for both onshore and offshore remote locations, to the oil and gas industry. Auto-Comm brings over 30 years of systems integration experience in engineering and design, installation, testing, and maintenance. SAFCON offers a diverse set of safety, security, and maintenance services to the oil and gas industry. Auto-Comm and SAFCON have developed strong relationships with major energy companies that complement the relationships that we have established over the years. Auto-Comm and SAFCON are based in Louisiana.

On March 23, 2018, we completed the acquisition of Intelie Soluções Em Informática S.A (Intelie), for an estimated aggregate purchase price of $18.1 million. Of this aggregate purchase price, we paid R$10.6 million (BRL) (or approximately $3.2 million) in cash, $7.3 million in stock and expect to pay a $7.6 million worth of RigNet stock as contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $17.0 million. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. Intelie is based in Brazil.

As of March 31, 2018, we have backlog for our Systems Integration projects of $23.5 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2018, particularly offshore. Oil prices declined significantly throughout 2015 and into 2016 from the highs in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Although oil prices and U.S. onshore drilling rig counts have increased in 2017 and 2018 since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower day rates from service providers and drilling contractors. The offshore drilling contracting environment remains challenged, with major offshore drilling contractors experiencing pressure on day rates and expecting gradual demand recovery. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve. Several global exploration and production companies are operating under reduced capital spending budgets, including the cancellation or deferral of existing programs.

For the periods referenced below, we were billing on the following sites listed in the table below:

	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	2018	2017	2017	2017	2017
Selected Operational Data:
Offshore drilling rigs (1)	188	182	184	173	173
Offshore Production	310	304	316	296	290
Maritime	176	172	165	134	124
Other sites (2)	525	513	510	448	408

Total	1,199	1,171	1,175	1,051	995

(1)	Includes jack up, semi-submersible and drillship rigs
(2)	Includes U.S. and International land sites, completion sites, man-camps, remote offices, and supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs

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

Global Xpress (GX) Dispute

We are in a dispute with Inmarsat relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. We are attempting to resolve the dispute through a contractually-stipulated arbitration process that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to our contractual rights under the agreement, we delivered a notice of termination of the agreement to Inmarsat. In addition, we have filed certain counterclaims against Inmarsat related to tortious interference with contracts, misuse of confidential information and bad faith.

We have incurred legal expenses of $0.6 million in connection with the GX dispute for the three months ended March 31, 2018. We may continue to incur significant legal fees, related expenses and management time in the future. We cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Revenue	$53,833	$48,072

Expenses:
Cost of revenue (excluding depreciation and amortization)	33,681	29,875
Depreciation and amortization	7,987	7,316
Selling and marketing	2,949	1,436
General and administrative	13,686	10,512

Total expenses	58,303	49,139

Operating loss	(4,470)	(1,067)
Other expense, net	(453)	(506)

Loss before income taxes	(4,923)	(1,573)
Income tax expense	(603)	(414)

Net loss	(5,526)	(1,987)
Less: Net income attributable to non-controlling interest	30	39

Net loss attributable to RigNet, Inc. stockholders	$(5,556)	$(2,026)

Other Non-GAAP Data:
Unlevered Free Cash Flow	$806	$4,065
Adjusted EBITDA	$7,419	$7,225

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Managed Services:
Revenue	$42,050	$41,663
Cost of revenue (excluding depreciation and amortization)	25,745	25,347
Depreciation and amortization	5,726	6,023
Selling, general and administrative	4,215	4,439

Managed Services operating income	$6,364	$5,854

Applications and Internet-of-Things:
Revenue	$5,336	$2,431
Cost of revenue (excluding depreciation and amortization)	3,085	1,455
Depreciation and amortization	847	7
Selling, general and administrative	354	488

Applications & Internet-of-Things operating income	$1,050	$481

Systems Integration:
Revenue	$6,447	$3,978
Cost of revenue (excluding depreciation and amortization)	4,851	3,073
Depreciation and amortization	652	587
Selling, general and administrative	323	470

Systems Integration and Automation operating income (loss)	$621	$(152)

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2018 and 2017

Revenue. Revenue increased by $5.8 million, or 12.0%, to $53.8 million for the three months ended March 31, 2018 from $48.1 million for the three months ended March 31, 2017. Revenue increased in all segments. The Apps & IoT segment increased $2.9 million, or 119.5%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of Intelie and ESS, which contributed $1.9 million. The Systems Integration segment increased $2.5 million, or 62.1%, due to increased activity of Systems Integration projects. The Managed Services segment increased $0.4 million, or 0.9%, primarily due to $1.0 million from the acquisition of DTS.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $3.8 million, or 12.7%, to $33.7 million for the three months ended March 31, 2018 from $29.9 million for the three months ended March 31, 2017. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $1.8 million due to the increased activity of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $1.6 million as we invested in our strategy of expanding into the application layer and IoT space including the acquisition of Intelie, ESS and Cyphre. Cost of revenue (excluding depreciation and amortization) increased in the Managed Services segment by $0.4 million.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.7 million to $8.0 million for the three months ended March 31, 2018 from $7.3 million for the three months ended March 31, 2017. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense increased $1.5 million to $2.9 million for the three months ended March 31, 2018 from $1.4 million for the three months ended March 31, 2017. This increase was due to investing in our growth strategy including increased sales and marketing personnel costs.

General and Administrative. General and administrative expenses increased by $3.2 million to $13.7 million for the three months ended March 31, 2018 from $10.5 million for the three months ended March 31, 2017. General and administrative costs decreased in the Managed Services, Apps & IoT and Systems Integration segments due to reductions in ongoing expenses partially offset by the acquisition of DTS. General and administrative costs increased in the Corporate segment primarily due to increased stock-based compensation, acquisition costs and legal expenses.

Income Tax Expense. Our effective income tax rate was (12.2%) and (26.3%) for the three months ended March 31, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At March 31, 2018, we had working capital, including cash, of $41.9 million.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$36,141	$58,805
Net cash (used in) provided by operating activities	(2,492)	8,806
Net cash used in investing activities	(8,152)	(3,897)
Net cash used in financing activities	(2,319)	(6,639)
Changes in foreign currency translation	271	(296)

Cash and cash equivalents including restricted cash, March 31,	$23,449	$56,779

Currently, the Norwegian Krone, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2018 and 2017, 92.4% and 89.8% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash used in operating activities was $2.5 million for the three months ended March 31, 2018 compared to cash from operating activities of $8.8 million for the three months ended March 31, 2017. The decrease in cash from operating activities during 2018 of $11.3 million was primarily due to increased operating loss coupled with the timing of collecting receivables and paying accounts payable.

Our cash provided by operations is subject to many variables including the volatility of the oil and gas industry and, the demand for our services. Other factors impacting operating cash flows include the availability and cost of satellite bandwidth, as well as the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging our contracted satellite and other communication service costs.

Investing Activities

Net cash used in investing activities was $8.2 million and $3.9 million for the three months ended March 31, 2018 and 2017, respectively.

Net Cash used in investing activities during the three months ended March 31, 2018 included $3.2 million for the acquisition of Intelie. Net cash used in investing activities during the three months ended March 31, 2018 and 2017 includes capital expenditures of $5.1 million and $3.9 million, respectively. We expect capital expenditures for 2018 to continue to be disciplined and focused on success based projects.

Financing Activities

Net cash used in financing activities was $2.3 million and $6.6 million for the three months ended March 31, 2018 and 2017, respectively. Cash used in financing activities for the three months ended March 31, 2018 included $1.3 million in principal payments on our long-term debt and $1.0 million withheld to cover employee taxes on stock based compensation. Cash used in financing activities for the three months ended March 31, 2017 included $7.3 million in principal payments on our long-term debt.

Credit Agreement

We have a $15.0 million term loan facility (Term Loan) and an $85.0 million revolving credit facility (RCF), which includes a $25.0 million sublimit for the issuance of commercial and standby letters of credit.

Both the Term Loan and RCF bear an interest rate of LIBOR plus a margin ranging from 1.75% to 2.75%, based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly beginning March 31, 2018, with the balance due November 6, 2020.

The weighted average interest rate for the three months ended March 31, 2018 and 2017 were 4.2% and 3.0%, respectively, with an interest rate of 4.6% at March 31, 2018. As of March 31, 2018, the outstanding principal amount of the Term Loan was $13.8 million. As of March 31, 2018, $43.4 million in draws on the RCF remain outstanding.

The credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. The facilities under the credit agreement are secured by substantially all our assets. As of March 31, 2018, we believe we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Non-GAAP Measures

Adjusted EBITDA and Unlevered Free Cash Flow should not be considered as alternatives to net loss, operating income (loss), basic or diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA and Unlevered Free Cash Flow may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA, Unlevered Free Cash Flow or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA and Unlevered Free Cash Flow to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate. Net loss is the most comparable GAAP measure to Adjusted EBITDA and Unlevered Free Cash Flow.

We define Adjusted EBITDA as net loss plus interest expense, income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on retirement of property, plant and equipment, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges and non-recurring items.

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

Although Unlevered Free Cash Flow is frequently used by investors and securities analysts in their evaluations of companies, Unlevered Free Cash Flow has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Unlevered Free Cash Flow does not reflect changes in, or cash requirements for, our working capital needs;

•	Unlevered Free Cash Flow does not reflect interest expense;

•	Unlevered Free Cash Flow does not reflect cash requirements for income taxes;

•	Unlevered Free Cash Flow does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect foreign exchange impact of intercompany financing activities;

•	Unlevered Free Cash Flow does not reflect (gain) loss on retirement of property, plant and equipment;

•	Unlevered Free Cash Flow does not reflect acquisition costs;

•	Unlevered Free Cash Flow does not reflect change in fair value of earn-outs and contingent consideration;

•	Unlevered Free Cash Flow does not reflect executive departure costs;

•	Unlevered Free Cash Flow does not reflect restructuring charges;

•	Unlevered Free Cash Flow does not reflect depreciation and amortization;

•	Unlevered Free Cash Flow does not reflect the stock based compensation component of employee compensation; and

•	Other companies in our industry may calculate Unlevered Free Cash Flow or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA and Unlevered Free Cash Flow.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net loss	$(5,526)	$(1,987)
Interest expense	959	619
Depreciation and amortization	7,987	7,316
(Gain) loss on sales of property, plant and equipment, net of retirements	(53)	37
Stock-based compensation	2,445	826
Change in fair value of earn-out/contingent consideration	22	—
Executive departure costs	157	—
Acquisition costs	825	—
Income tax expense	603	414

Adjusted EBITDA (non-GAAP measure)	$7,419	$7,225

Adjusted EBITDA (non-GAAP measure)	$7,419	$7,225
Capital expenditures	6,613	3,160

Unlevered Free Cash Flow (non-GAAP measure)	$806	$4,065

We evaluate Adjusted EBITDA and Unlevered Free Cash Flow generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assist purchasing synergies.

Adjusted EBITDA increased by $0.2 million to $7.4 million for the three months ended March 31, 2018, from $7.2 million for the three months ended March 31, 2017. The increase resulted primarily from increased revenue.

Unlevered Free Cash Flow was $0.8 million in the three months ended March 31, 2018, a decrease of $3.3 million over the prior year quarter. The decrease in Unlevered Free Cash Flow was due to increased capital expenditures as we invest in success based projects partially offset by increased Adjusted EBITDA.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2018 and 2017, 7.6% and 10.2%, respectively, of our revenues were earned in non-U.S. currencies. At March 31, 2018 and 2017, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2018 and December 31, 2017, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2018	2017
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$569	$581
2% Decrease/increase in rate	$1,138	$1,162
3% Decrease/increase in rate	$1,706	$1,743

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Principal Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Intelie acquired by the Company on March 23, 2018.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. Recently, that former executive filed counterclaims against us and one of our independent directors. The Company is seeking repayment of certain severance benefits and injunctive relief. The Company has incurred legal expense of approximately $0.2 million in connection with this dispute for the three months ended March 31, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of this dispute, the total costs to be incurred or the potential impact on personnel.

Based on the information available at this time and management’s understanding of the dispute, the Company does not deem the likelihood of a material loss related to this dispute to be probable, so it has not accrued any liability related to the dispute. At this stage of the arbitration and litigation, the range of possible loss is not reasonably estimable.

Inmarsat and the Company are in a dispute relating to a January 2014 take or pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. The parties are attempting to resolve the dispute through a contractually-stipulated arbitration process with the International Centre for Dispute Resolution that began in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat. In addition, we have filed certain counterclaims against Inmarsat related to tortious interference with contracts, misuse of confidential information and bad faith.

The Company has incurred legal expenses of $0.6 million in connection with the GX dispute for the three months ended March 31, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1	Third Amended and Restated Credit Agreement dated as of November 6, 2017 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party thereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, Compass Bank, as Syndication Agent, the Lenders party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2017, and incorporated herein by reference)

10.2+	Separation and Release Agreement between the Company and Charles Schneider dated February 2, 2018 (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: May 7, 2018	By:	/s/ TONYA M. MCDERMOTT
Tonya M. McDermott
Interim Chief Financial Officer and Vice President of Tax and Treasury (Principal Financial Officer)

	By:	/s/ BENJAMIN A. CARTER
Benjamin A. Carter
Director of Accounting and Financial Reporting (Principal Accounting Officer)