Form 10-Q
period 2018-06-30
RigNet, Inc.
filed 2018-08-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

At July 31, 2018, there were outstanding 19,359,863 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,366	$34,598
Restricted cash	42	43
Accounts receivable, net	64,850	49,021
Costs and estimated earnings in excess of billings on uncompleted contracts	3,719	2,393
Prepaid expenses and other current assets	7,053	5,591

Total current assets	94,030	91,646
Property, plant and equipment, net	61,148	60,344
Restricted cash	1,546	1,500
Goodwill	48,479	37,088
Intangibles, net	38,882	30,405
Deferred tax and other assets	8,768	9,111

TOTAL ASSETS	$252,853	$230,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,298	$12,234
Accrued expenses	14,737	16,089
Current maturities of long-term debt	4,949	4,941
Income taxes payable	908	1,601
Deferred revenue and other current liabilities	15,743	8,511

Total current liabilities	53,635	43,376
Long-term debt	53,195	53,173
Deferred revenue	417	546
Deferred tax liability	3,990	189
Other liabilities	31,515	25,533

Total liabilities	142,752	122,817

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2018 or December 31, 2017	—	—
Common stock - $0.001 par value; 191,000,000 shares authorized; 19,359,863 and 18,232,872 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	19	18
Treasury stock - 89,880 and 5,516 shares at June 30, 2018 and December 31, 2017, respectively, at cost	(1,246)	(116)
Additional paid-in capital	170,603	155,829
Accumulated deficit	(43,949)	(33,726)
Accumulated other comprehensive loss	(15,398)	(14,806)

Total stockholders’ equity	110,029	107,199
Non-redeemable, non-controlling interest	72	78

Total equity	110,101	107,277

TOTAL LIABILITIES AND EQUITY	$252,853	$230,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenue	$60,007	$49,162	$113,840	$97,234

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,246	33,038	69,927	62,913
Depreciation and amortization	8,356	7,552	16,343	14,868
Selling and marketing	4,189	2,132	7,138	3,568
General and administrative	15,546	9,878	29,232	20,390

Total expenses	64,337	52,600	122,640	101,739

Operating loss	(4,330)	(3,438)	(8,800)	(4,505)
Other income (expense):
Interest expense	(1,007)	(613)	(1,966)	(1,232)
Other income (expense), net	112	(260)	618	(147)

Loss before income taxes	(5,225)	(4,311)	(10,148)	(5,884)
Income tax benefit (expense)	926	101	323	(313)

Net loss	(4,299)	(4,210)	(9,825)	(6,197)
Less: Net income attributable to non-redeemable, non-controlling interest	30	39	60	78

Net loss attributable to RigNet, Inc. stockholders	$(4,329)	$(4,249)	$(9,885)	$(6,275)

COMPREHENSIVE LOSS
Net loss	$(4,299)	$(4,210)	$(9,825)	$(6,197)
Foreign currency translation	(2,192)	905	(592)	1,766

Comprehensive loss	(6,491)	(3,305)	(10,417)	(4,431)
Less: Comprehensive income (loss) attributable to non-controlling interest	30	39	60	78

Comprehensive loss attributable to RigNet, Inc. stockholders	$(6,521)	$(3,344)	$(10,477)	$(4,509)

LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(4,329)	$(4,249)	$(9,885)	$(6,275)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.23)	$(0.24)	$(0.54)	$(0.35)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.23)	$(0.24)	$(0.54)	$(0.35)

Weighted average shares outstanding, basic	18,639	17,985	18,394	17,929

Weighted average shares outstanding, diluted	18,639	17,985	18,394	17,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(9,825)	$(6,197)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	16,343	14,868
Stock-based compensation	3,282	1,942
Amortization of deferred financing costs	102	151
Deferred taxes	66	74
Change in fair value of earn-out/contingent consideration	2,800	(846)
Accretion of discount of contingent consideration payable for acquisitions	287	272
(Gain) loss on sales of property, plant and equipment, net of retirements	(32)	50
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(12,458)	1,777
Costs and estimated earnings in excess of billings on uncompleted contracts	(430)	(894)
Prepaid expenses and other assets	(2,157)	909
Accounts payable	4,140	(24)
Accrued expenses	(2,948)	(1,034)
Deferred revenue and other assets	4,134	5,325
Other liabilities	(1,975)	(7,090)

Net cash provided by operating activities	1,329	9,283

Cash flows from investing activities:
Acquisitions (net of cash acquired)	(5,082)	(4,900)
Capital expenditures	(12,701)	(6,522)
Proceeds from sales of property, plant and equipment	170	247

Net cash used in investing activities	(17,613)	(11,175)

Cash flows from financing activities:
Proceeds from issuance of common stock net of stock witheld to cover employee taxes on stock-based compensation	57	799
Stock withheld to cover employee taxes on stock-based compensation	(1,130)	(116)
Subsidiary distributions to non-controlling interest	(66)	(25)
Proceeds from borrowings	2,500	—
Repayments of long-term debt	(2,572)	(14,503)

Net cash used in financing activities	(1,211)	(13,845)

Net change in cash and cash equivalents	(17,495)	(15,737)

Cash and cash equivalents including restricted cash:
Balance, January 1,	36,141	58,805
Changes in foreign currency translation	1,308	1,172

Balance, June 30,	$19,954	$44,240

Supplemental disclosures:
Income taxes paid	$2,262	$1,103
Interest paid	$1,419	$873
Non-cash investing - capital expenditures accrued	$2,180	$3,595
Non-cash investing - tenant improvement allowance	$—	$1,728
Non-cash investing - contingent consideration for acquisitions	$7,600	$3,798
Non-cash investing and financing - stock for acquisitions	$11,436	$3,304
Liabilities assumed in acquisitions	$5,513	$100

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$18,366	$34,598
Restricted cash - current portion	42	43
Restricted cash - long-term portion	1,546	1,500

Cash and cash equivalents including restricted cash	$19,954	$36,141

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest
						(in thousands)
Balance, January 1, 2017	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578
Issuance of common stock upon the exercise of stock options	57	—	—	—	799	—	—	799	—	799
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	49	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock withheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	1,942	—	—	1,942	—	1,942
Foreign currency translation	—	—	—	—	—	—	1,766	1,766	—	1,766
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(25)	(25)
Net income (loss)	—	—	—	—	—	(6,275)	—	(6,275)	78	(6,197)

Balance, June 30, 2017	18,225	$18	6	$(116)	$153,951	$(23,825)	$(16,205)	$113,823	$228	$114,051

Balance, January 1, 2018	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277
Issuance of common stock upon the exercise of stock options	8	—	—	—	57	—	—	57	—	57
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	330	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	789	1	—	—	11,435	—	—	11,436	—	11,436
Stock withheld to cover employee taxes on stock-based compensation	—	—	84	(1,130)	—	—	—	(1,130)	—	(1,130)
Stock-based compensation	—	—	—	—	3,282	—	—	3,282	—	3,282
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)		(338)
Foreign currency translation	—	—	—	—	—	—	(592)	(592)	—	(592)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(66)	(66)
Net income (loss)	—	—	—	—	—	(9,885)	—	(9,885)	60	(9,825)

Balance, June 30, 2018	19,360	$19	90	$(1,246)	$170,603	$(43,949)	$(15,398)	$110,029	$72	$110,101

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

Revenue Recognition - Managed Services and Applications and Internet-of-Things

Managed Services and Applications and Internet-of-Things customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales and consulting services. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of up to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of June 30, 2018 and December 31, 2017, the amount of costs and estimated earnings in excess of billings on uncompleted contracts related to Systems Integration projects was $3.7 million and $2.4 million, respectively. Under long-term contracts, amounts recorded in costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. As of June 30, 2018 and December 31, 2017, $3.3 million and $0.4 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue. All of the billings in excess of costs as of December 31, 2017 were recognized as revenue during the six months ended June 30, 2018.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Condensed Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. No material unapproved change orders and claims revenue were included in costs and estimated earnings in excess of billings on uncompleted contracts as of June 30, 2018 and December 31, 2017. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of June 30, 2018, we have backlog for our percentage of completion projects of $19.6 million, which will be recognized over the remaining contract term for each contract. Percentage of completion contract terms are typically one to three years.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on the balance sheet. Based on the Company’s current leases, the Company anticipates the new guidance will require additional assets and liabilities on the condensed consolidated balance sheet; however, the Company has not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our condensed consolidated financial statements and related disclosures.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2018, the FASB issued Accounting Standards Update No. 2018-07 (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

The assets and liabilities of Auto-Comm and SAFCON have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill. The Company’s allocation of the purchase price is preliminary as the amounts related to the identifiable intangible assets and effects of income taxes resulting from the transaction, are still being finalized.

The goodwill of $1.0 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Auto-Comm and SAFCON, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be nondeductible for income tax purposes. The acquisition of Auto-Comm and SAFCON, including goodwill, is included in the Company’s condensed consolidated financial statements as of the acquisition date and is primarily reflected in the Systems Integration segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$4,559
Property and equipment			484
Trade name	7	540
Customer relationships	7	980

Total identifiable intangible assets			1,520
Goodwill			1,003
Current liabilities			(909)
Deferred tax liability			(319)

Total purchase price			$6,338

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The earn-out for Intelie is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2018, the fair value of the earn-out was $7.6 million. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities. Portions of the earn-out are payable in RigNet stock on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

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

Actual and Pro Forma Impact of the 2018 Acquisitions

The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue and net income of $6.1 million and $0.8 million, respectively, for the three months ended June 30, 2018. The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue and net income of $6.2 million and $0.8 million, respectively, for the six months ended June 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents supplemental pro forma information as if the 2018 acquisitions had occurred on January 1, 2017.

	Three Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,	Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenue	$60,547	$53,513	$118,297	$105,715
Expenses	64,784	57,645	127,593	111,796

Net loss	$(4,237)	$(4,132)	$(9,296)	$(6,081)

Net loss attributable to RigNet, Inc. common stockholders	$(4,267)	$(4,171)	$(9,356)	$(6,159)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.23)	$(0.23)	$(0.51)	$(0.34)

Diluted	$(0.23)	$(0.23)	$(0.51)	$(0.34)

The Company incurred acquisition related costs of $0.3 million and $1.1 million in the three and six months ended June 30, 2018, respectively, reported in general and administrative costs.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2018, the fair value of the contingent consideration was $4.0 million. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

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

Actual and Pro Forma Impact of the 2017 Acquisitions

The 2017 acquisitions of ESS, DTS and Cyphre contributed $3.5 million of revenue and $2.8 million to net income for the three months ended June 30, 2018. The 2017 acquisitions of ESS, DTS and Cyphre contributed $6.3 million of revenue and $4.7 million to net income for the six months ended June 30, 2018. Cyphre’s revenue and net loss were zero and $0.3 million, respectively, for the three and six months ended June 30, 2017.

The following table represents supplemental pro forma information as if the 2017 acquisitions had occurred on January 1, 2017.

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
	(in thousands, except per share amounts)
Revenue	$53,020	$105,935
Expenses	56,208	109,491

Net loss	$(3,188)	$(3,556)

Net loss attributable to RigNet, Inc. common stockholders	$(3,227)	$(3,634)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.18)	$(0.20)

Diluted	$(0.18)	$(0.20)

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

The Company acquired $1.0 million of goodwill in the Systems Integration segment from the Auto-Comm and SAFCON acquisition completed on April 18, 2018 (see Note 2 – Business Combinations).

The Company acquired $10.7 million of goodwill in the Apps & IoT segment from the Intelie acquisition completed on March 23, 2018 (see Note 2 – Business Combinations).

The Company acquired $8.5 million of goodwill in the Apps & IoT segment from the ESS acquisition completed on July 28, 2017 (see Note 2 – Business Combinations).

The Company acquired $0.7 million of goodwill in the Managed Services segment from the DTS acquisition completed on July 24, 2017 (see Note 2 – Business Combinations).

The Company acquired $4.6 million of goodwill in the Apps & IoT segment from the Cyphre acquisition completed on May 18, 2017 (see Note 2 – Business Combinations).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company performs its annual impairment test as of July 31st of each year, with the most recent annual test being performed as of July 31, 2017. The July 2017 annual test resulted in no impairment as the fair value of each reporting unit substantially exceeded the carrying value plus goodwill of that reporting unit.

As of November 30, 2017, the Company’s latest completed interim goodwill impairment testing, the fair values of the Company’s reporting units are substantially in excess of their carrying values. As such, the test resulted in no impairment. The November 30, 2017 interim test was conducted due to a change in segments after the Company completed the acquisition of ESS.

No impairment indicators have been identified in any reporting unit as of June 30, 2018 and December 31, 2017.

As of June 30, 2018 and December 31, 2017, goodwill was $48.5 million and $37.1 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, and increases with acquisitions.

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

No impairment indicators have been identified in any reporting unit as of June 30, 2018.

As of June 30, 2018 and December 31, 2017, intangibles were $38.9 million and $30.4 million, respectively. During the three months ended June 30, 2018 and 2017, the Company recognized amortization expense of $2.5 million and $1.5 million, respectively. During the six months ended June 30, 2018 and 2017, the Company recognized amortization expense of $4.6 million and $2.8 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2018 and the following years (in thousands):

2018	4,447
2019	7,532
2020	6,568
2021	6,241
2022	5,871
Thereafter	8,223

$38,882

Note 5 – Restricted Cash

As of June 30, 2018 and December 31, 2017, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the Managed Services segment (see Note 6 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Long-Term Debt

As of June 30, 2018 and December 31, 2017, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2018	2017
	(in thousands)
Term loan, net of unamortized deferred financing costs	$12,096	$14,503
Revolving loan	45,900	43,400
Capital lease	148	211

	58,144	58,114
Less: Current maturities of long-term debt	(4,822)	(4,814)
Current maturities of capital lease	(127)	(127)

	$53,195	$53,173

Credit Agreement

On November 6, 2017, the Company entered into its third amended and restated credit agreement with four participating financial institutions. The credit agreement provides for a $15.0 million term loan facility (Term Loan) and an $85.0 million revolving credit facility (RCF) and matures on November 6, 2020.

The RCF contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit and performance bonds. The facilities under the credit agreement are secured by substantially all the assets of the Company.

Under the credit agreement, both the Term Loan and RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly. The weighted average interest rate for the three months ended June 30, 2018 and 2017 were 4.8% and 3.1%, respectively. The weighted average interest rate for the six months ended June 30, 2018 and 2017 were 4.5% and 3.1%, respectively, with an interest rate of 4.8% at June 30, 2018.

Term Loan

As of June 30, 2018, the Term Loan had an outstanding principal balance of $12.5 million, excluding the impact of unamortized deferred financing costs.

RCF

As of June 30, 2018, $45.9 million in draws remain outstanding under the RCF.

In July 2018, the Company made a draw of $10.0 million on the RCF primarily to pay the TECNOR earn-out.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0 as of June 30, 2018. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. As of June 30, 2018, and December 31, 2017, the Company believes it was in compliance with all covenants.

Performance Bonds and Letters of Credit

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit and performance bonds.

As of June 30, 2018, there were no outstanding standby letters of credit. There were $2.4 million of performance bonds outstanding.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization (in thousands):

2018	2,472
2019	4,914
2020	50,758

Total debt, including current maturities	$58,144

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

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

The earn-out for Intelie is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2018, the fair value of the earn-out was $7.6 million. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities.

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2018, the fair value of the contingent consideration was $4.0 million. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities. During the three and six months ended June 30, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million.

The earn-out for TECNOR is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of June 30, 2018, the fair value of the earn-out was $8.0 million, which was paid in July 2018. As of June 30, 2018, the fair value for the agreement to collect certain accounts receivable was $0.8 million. The change in fair value in the three and six months ended June 30, 2018 was due to 2nd quarter 2018 negotiations with the sellers of TECNOR on the amount of the earn-out. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million with corresponding increases to other liabilities. During the three and six months ended June 30, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million and $0.2 million, respectively. Additionally, the Company has agreed to pay the sellers of TECNOR up to $1.0 million in either cash or RigNet stock payable in 2019 for the collection of certain accounts receivable balances.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Income Taxes

The Company’s effective income tax rate was 17.7% and 3.2% for the three and six months ended June 30, 2018, respectively. The Company’s effective income tax rate was 2.3% and (5.3%) for the three and six months ended June 30, 2017, respectively. The Company’s effective tax rate is affected by factors including changes in applicable laws and regulations, valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company believes that it is reasonably possible that a decrease of up to $3.4 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

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

Deemed Repatriation Transition Tax: In the fourth quarter of 2017, the Company recorded a provisional Transition Tax obligation of $3.8 million, which was fully offset by current losses and foreign tax credits. On August 1, 2018 the Department of Treasury and the Internal Revenue Service issued proposed regulations which provide additional guidance on the provisions of the Transition Tax under Section 965, including the election not to apply net operating loss deductions against the Transition Tax. The Company has not made any additional measurement-period adjustments related to these items during the quarter because it is still interpreting the application of this recent guidance. However, the Company is continuing to gather additional information to more precisely compute the Transition Tax and does expect to complete its accounting within the prescribed measurement period.

Global Intangible Low Taxed Income (GILTI): In the fourth quarter of 2017, the Company was not able to reasonably estimate the effects for GILTI. Therefore, no provisional adjustment was recorded. Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the Act and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Because whether the Company expects to have future U.S. inclusions in taxable income related to GILTI depends on a number of different aspects of its estimated future results of global operations, the Company is not yet able to reasonably estimate the long-term effects of this provision of the Act. Therefore, the Company has not recorded any potential deferred tax effects related to GILTI in the financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI or use the period cost method. The Company prepared an estimate for current GILTI impact, which was determined to be zero. The Company expects to complete its accounting within the prescribed measurement period.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company is continuing to evaluate all of the provisions of U.S. Tax Reform and expects to finalize its assessment during the one-year measurement period provided by SAB 118. During the six months ended June 30, 2018, the Company has not made any significant changes to its initial assessments made during the fourth quarter of 2017.

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2018, the Company granted a total of 357,877 restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 141,068 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 11,188 RSUs to certain officers and employees that generally vest over a two year period of continued employment, with 50% of the RSUs vesting on each of the first two anniversaries of the grant date, (iii) 48,179 RSUs to outside directors that vest in 2019 and (iv) 157,442 unrestricted stock grants to certain officers and employees that vested immediately.

The fair value of restricted stock units is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

During the six months ended June 30, 2018, 34,483 RSUs and 23,123 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the six months ended June 30, 2018 and 2017 was $3.3 million and $1.9 million, respectively. As of June 30, 2018, there was $3.2 million of total unrecognized compensation cost related to unvested options and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

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

For the three and six months ended June 30, 2018, there were approximately 580,410 and 636,460 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three and six months ended June 30, 2017, there were approximately 541,964 and 575,214 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 11 – Commitments and Contingencies

Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. That former executive filed counterclaims against the Company and one of its independent directors. The parties entered into a settlement agreement resolving all claims amongst themselves in May 2018 and dismissed the litigation and arbitration proceedings. The Company has incurred legal expense of approximately $0.2 million in connection with this dispute for the six months ended June 30, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, and the Company are in a dispute relating to a January 2014 agreement regarding the purchase by the Company of up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Inmarsat initiated arbitration regarding the GX dispute in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat. In addition, the Company has filed certain counterclaims against Inmarsat. The parties have agreed to divide the arbitration into two phases, with the first phase to decide if RigNet’s purchase obligation ever commenced and the second phase to address RigNet’s counterclaims against Inmarsat. The parties attended an arbitration hearing on the first phase in June 2018 and are currently awaiting the decision of the arbitration panel.

The Company has incurred legal expenses of $1.4 million in connection with the GX dispute for the six months ended June 30, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Sales Tax Audit

The company has received a routine sales tax audit notice from a state where the Company has operations. Per the notice, the audit can cover up to a four-year period. The Company is in the early stages of the process, and does not have any estimates of further exposure, if any, for the tax years under review.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. For the three months ended June 30, 2018 and 2017, the Company recognized expense under operating leases of $0.7 million and $1.0 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recognized expense under operating leases of $1.4 million and $2.0 million, respectively.

As of June 30, 2018, future minimum lease obligations for the remainder of 2018 and future years were as follows (in thousands):

2018	1,425
2019	1,805
2020	905
2021	657
2022	671
Thereafter	1,821

$7,284

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2018, the Company had the following commercial commitments related to satellite and network services for the remainder of 2018 and the future years thereafter (in thousands):

2018	12,280
2019	10,176
2020	901
2021	109

$23,466

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

The Company’s business segment information as of and for the three and six months ended June 30, 2018 and 2017, is presented below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2018
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$41,712	$6,576	$11,719	$—	$60,007
Cost of revenue (excluding depreciation and amortization)	25,307	3,165	7,774	—	36,246
Depreciation and amortization	5,645	836	665	1,210	8,356
Selling, general and administrative	5,023	430	557	13,725	19,735

Operating income (loss)	$5,737	$2,145	$2,723	$(14,935)	$(4,330)

Capital expenditures	6,462	134	—	—	6,596

	Three Months Ended June 30, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$40,625	$2,430	$6,107	$—	$49,162
Cost of revenue (excluding depreciation and amortization)	25,549	1,995	5,494	—	33,038
Depreciation and amortization	6,222	7	611	712	7,552
Selling, general and administrative	4,983	298	422	6,307	12,010

Operating income (loss)	$3,871	$130	$(420)	$(7,019)	$(3,438)

Capital expenditures	4,266	—	—	645	4,911

	Six Months Ended June 30, 2018
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$83,762	$11,912	$18,166	$—	$113,840
Cost of revenue (excluding depreciation and amortization)	51,052	6,250	12,625	—	69,927
Depreciation and amortization	11,371	1,683	1,317	1,972	16,343
Selling, general and administrative	9,238	784	880	25,468	36,370

Operating income (loss)	$12,101	$3,195	$3,344	$(27,440)	$(8,800)

Total assets	146,592	48,922	25,880	31,459	252,853
Capital expenditures	12,296	268	—	645	13,209

	Six Months Ended June 30, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$82,288	$4,861	$10,085	$—	$97,234
Cost of revenue (excluding depreciation and amortization)	50,896	3,450	8,567	—	62,913
Depreciation and amortization	12,245	14	1,198	1,411	14,868
Selling, general and administrative	9,422	786	892	12,858	23,958

Operating income (loss)	$9,725	$611	$(572)	$(14,269)	$(4,505)

Total assets	182,160	12,669	16,869	11,007	222,705
Capital expenditures	7,426	—	—	645	8,071

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2018 and 2017. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Domestic	$16,006	$14,022	$33,634	$28,974
International	44,001	35,140	80,206	68,260

Total	$60,007	$49,162	$113,840	$97,234

The following table presents goodwill and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017
	(in thousands)
Domestic	$71,671	$68,942
International	76,838	58,895

Total	$148,509	$127,837

Note 13 – Related Party

The Company has entered into a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company will sell Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. The Company has not yet purchased services from Darktrace, but expects to do so in the future.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 included elsewhere herein, and with our annual report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our annual report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	the GX dispute;

•	the amount and timing of contingent consideration payments arising from our acquisitions;

•	our cost reduction, restructuring activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

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

Our Operations

We are a global technology company that provides customized communications services, applications, real-time machine learning, and cybersecurity solutions to enhance customer decision-making and business performance. We deliver a digital transformation bundle that accelerates technology adoption and empowers customers to be always connected, always secure, and always learning.

Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations.

Managed Service and Applications and Internet-of-Things customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of up to three years with renewal options, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). Systems Integration customers are served primarily under fixed-price, long-term contracts.

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

Recent Developments

In July 2018, we paid $8.0 million for the TECNOR earn-out. We made a $10.0 million draw on the revolving credit facility (RCF) primarily to pay the TECNOR earn-out. The change in fair value of the earn-out was due to 2nd quarter 2018 negotiations with the sellers of TECNOR on the amount of the earn-out. Additionally, we have agreed to pay the sellers of TECNOR up to $1.0 million in either cash or RigNet stock payable in 2019 for the collection of certain accounts receivable balances.

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

On March 23, 2018, we completed the acquisition of Intelie Soluções Em Informática S.A (Intelie), for an estimated aggregate purchase price of $18.1 million. Of this aggregate purchase price, we paid R$10.6 million (BRL) (or approximately $3.2 million) in cash, $7.3 million in stock and expect to pay $7.6 million worth of RigNet stock as contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $17.0 million. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. Intelie is based in Brazil.

As of June 30, 2018, we have backlog for our percentage of completion projects of $19.6 million.

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

For the periods referenced below, we were billing on the following managed service sites listed in the table below:

	2nd Quarter	1st Quarter	4th Quarter	3rd Quarter	2nd Quarter
	2018	2018	2017	2017	2017
Selected Operational Data:
Offshore drilling rigs (1)	190	188	182	184	173
Offshore Production	320	310	304	316	296
Maritime	177	176	172	165	134
Other sites (2)	610	525	513	510	448

Total	1,297	1,199	1,171	1,175	1,051

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

Sales Tax Audit

We have received a routine sales tax audit notice from a state where we have operations. Per the notice, the audit can cover up to a four-year period. We are in the early stages of the process, and do not have any estimates of further exposure, if any, for the tax years under review.

Global Xpress (GX) Dispute

We and Inmarsat are in a dispute relating to a January 2014 agreement regarding the purchase of up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. Inmarsat initiated arbitration regarding the GX dispute in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, we delivered a notice of termination of the agreement to Inmarsat. In addition, we have filed certain counterclaims against Inmarsat. The parties have agreed to divide the arbitration into two phases, with the first phase to decide if our purchase obligation ever commenced and the second phase to address our counterclaims against Inmarsat. The parties attended an arbitration hearing on the first phase in June 2018 and are currently awaiting the decision of the arbitration panel.

We have incurred legal expenses of $1.4 million in connection with the GX dispute for the six months ended June 30, 2018. We may continue to incur significant legal fees, related expenses and management time in the future. We cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$60,007	$49,162	$113,840	$97,234

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,246	33,038	69,927	62,913
Depreciation and amortization	8,356	7,552	16,343	14,868
Selling and marketing	4,189	2,132	7,138	3,568
General and administrative	15,546	9,878	29,232	20,390

Total expenses	64,337	52,600	122,640	101,739

Operating loss	(4,330)	(3,438)	(8,800)	(4,505)
Other expense, net	(895)	(873)	(1,348)	(1,379)

Loss before income taxes	(5,225)	(4,311)	(10,148)	(5,884)
Income tax benefit (expense)	926	101	323	(313)

Net loss	(4,299)	(4,210)	(9,825)	(6,197)
Less: Net income attributable to non-controlling interest	30	39	60	78

Net loss attributable to RigNet, Inc. stockholders	$(4,329)	$(4,249)	$(9,885)	$(6,275)

Other Non-GAAP Data:
Adjusted EBITDA	$8,098	$6,053	$15,517	$13,278

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Managed Services:
Revenue	$41,712	$40,625	$83,762	$82,288
Cost of revenue (excluding depreciation and amortization)	25,307	25,549	51,052	50,896
Depreciation and amortization	5,645	6,222	11,371	12,245
Selling, general and administrative	5,023	4,983	9,238	9,422

Managed Services operating income	$5,737	$3,871	$12,101	$9,725

Applications and Internet-of-Things:
Revenue	$6,576	$2,430	$11,912	$4,861
Cost of revenue (excluding depreciation and amortization)	3,165	1,995	6,250	3,450
Depreciation and amortization	836	7	1,683	14
Selling, general and administrative	430	298	784	786

Applications & Internet-of-Things operating income	$2,145	$130	$3,195	$611

Systems Integration:
Revenue	$11,719	$6,107	$18,166	$10,085
Cost of revenue (excluding depreciation and amortization)	7,774	5,494	12,625	8,567
Depreciation and amortization	665	611	1,317	1,198
Selling, general and administrative	557	422	880	892

Systems Integration and Automation operating income (loss)	$2,723	$(420)	$3,344	$(572)

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2018 and 2017

Revenue. Revenue increased by $10.8 million, or 22.1%, to $60.0 million for the three months ended June 30, 2018 from $49.2 million for the three months ended June 30, 2017. Revenue increased in all segments. The Systems Integration segment increased $5.6 million, or 91.9%, primarily due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. The Apps & IoT segment increased $4.1 million, or 170.6%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of Intelie and ESS. The Managed Services segment increased $1.1 million, or 2.7%, due to increased site count coupled with the acquisition of DTS.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $3.2 million, or 9.7%, to $36.2 million for the three months ended June 30, 2018 from $33.0 million for the three months ended June 30, 2017. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $2.3 million due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $1.2 million as we invested in our strategy of expanding into the application layer and IoT space including the acquisition of Intelie, ESS and Cyphre. Cost of revenue (excluding depreciation and amortization) decreased in the Managed Services segment by $0.2 million.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.8 million to $8.4 million for the three months ended June 30, 2018 from $7.6 million for the three months ended June 30, 2017. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense increased $2.1 million to $4.2 million for the three months ended June 30, 2018 from $2.1 million for the three months ended June 30, 2017. This increase was due to investing in our growth strategy including increased sales and marketing personnel costs.

General and Administrative. General and administrative expenses increased by $5.7 million to $15.5 million for the three months ended June 30, 2018 from $9.9 million for the three months ended June 30, 2017. General and administrative costs increased primarily due to increased stock-based compensation, legal expenses, acquisitions and acquisition related costs.

Income Tax Expense. Our effective income tax rate was 17.7% and 2.3% for the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2018 and 2017

Revenue. Revenue increased by $16.6 million, or 17.1%, to $113.8 million for the six months ended June 30, 2018 from $97.2 million for the six months ended June 30, 2017. Revenue increased in all segments. The Systems Integration segment increased $8.1 million, or 80.1%, primarily due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. The Apps & IoT segment increased $7.1 million, or 145.1%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of Intelie and ESS. The Managed Services segment increased $1.5 million, or 1.8%, due to increased site count coupled with the acquisition of DTS.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $7.0 million, or 11.1%, to $69.9 million for the six months ended June 30, 2018 from $62.9 million for the six months ended June 30, 2017. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $4.1 million due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $2.8 million as we invested in our strategy of expanding into the application layer and IoT space including the acquisition of Intelie, ESS and Cyphre. Cost of revenue (excluding depreciation and amortization) increased in the Managed Services segment by $0.2 million.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.5 million to $16.3 million for the six months ended June 30, 2018 from $14.9 million for the six months ended June 30, 2017. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense increased $3.6 million to $7.1 million for the six months ended June 30, 2018 from $3.6 million for the six months ended June 30, 2017. This increase was due to investing in our growth strategy including increased sales and marketing personnel costs.

General and Administrative. General and administrative expenses increased by $8.8 million to $29.2 million for the six months ended June 30, 2018 from $20.4 million for the six months ended June 30, 2017. General and administrative costs increased primarily due to increased stock-based compensation, legal expenses, acquisitions and acquisition related costs.

Income Tax Expense. Our effective income tax rate was 3.2% and (5.3%) for the six months ended June 30, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At June 30, 2018, we had working capital, including cash and cash equivalents, of $40.4 million.

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

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and expansion plans, we may elect to pursue additional expansion opportunities within the next year which could require additional financing, which may include debt or equity offerings.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our credit facility and additional financing activities we may pursue, which may include debt or equity offerings.

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$36,141	$58,805
Net cash provided by operating activities	1,329	9,283
Net cash used in investing activities	(17,613)	(11,175)
Net cash used in financing activities	(1,211)	(13,845)
Changes in foreign currency translation	1,308	1,172

Cash and cash equivalents including restricted cash, June 30,	$19,954	$44,240

Currently, the Norwegian Krone, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2018 and 2017, 91.5% and 89.5% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash from operating activities was $1.3 million for the six months ended June 30, 2018 compared to cash from operating activities of $9.3 million for the six months ended June 30, 2017. The decrease in cash from operating activities during 2018 of $8.0 million was primarily due to increased operating loss coupled with the timing of collecting receivables.

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

Investing Activities

Net cash used in investing activities was $17.6 million and $11.2 million for the six months ended June 30, 2018 and 2017, respectively.

Net cash used in investing activities during the six months ended June 30, 2018 and 2017 included $5.1 million and $4.9 million for acquisitions, respectively. Net cash used in investing activities during the six months ended June 30, 2018 and 2017 includes capital expenditures of $12.7 million and $6.5 million, respectively. We expect capital expenditures to increase in the second half of the year as we build out our LTE network in the Gulf of Mexico and consolidate multiple Louisiana facilities into one facility.

Financing Activities

Net cash used in financing activities was $1.2 million and $13.8 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in financing activities for the six months ended June 30, 2018 included $2.6 million in principal payments on our long-term debt, $2.5 million in proceeds from borrowings and $1.1 million withheld to cover employee taxes on stock based compensation. Cash used in financing activities for the six months ended June 30, 2017 included $14.5 million in principal payments on our long-term debt.

Credit Agreement

We have a $15.0 million term loan facility (Term Loan) and an $85.0 million revolving credit facility (RCF), which includes a $25.0 million sublimit for the issuance of commercial and standby letters of credit and performance bonds.

Both the Term Loan and RCF bear an interest rate of LIBOR plus a margin ranging from 1.75% to 2.75%, based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly, with the balance due November 6, 2020.

The weighted average interest rate for the three months ended June 30, 2018 and 2017 were 4.8% and 3.1%, respectively. The weighted average interest rate for the six months ended June 30, 2018 and 2017 were 4.5% and 3.1%, respectively, with an interest rate of 4.8% at June 30, 2018. As of June 30, 2018, the outstanding principal amount of the Term Loan was $12.5 million, excluding the impact of unamortized deferred financing costs. As of June 30, 2018, $45.9 million in draws on the RCF remain outstanding.

The credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends when under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0. If any default occurs related to these covenants, the unpaid principal and any accrued interest shall be declared immediately due and payable. The facilities under the credit agreement are secured by substantially all our assets. As of June 30, 2018, we believe we were in compliance with all covenants.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Non-GAAP Measure

Adjusted EBITDA should not be considered as an alternative to net loss, operating income (loss), basic or diluted earnings per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate. Net loss is the most comparable GAAP measure to Adjusted EBITDA.

We define Adjusted EBITDA as net loss plus interest expense (benefit), income tax expense, depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges and non-recurring items.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(4,299)	$(4,210)	$(9,825)	$(6,197)
Interest expense	1,007	613	1,966	1,232
Depreciation and amortization	8,356	7,552	16,343	14,868
(Gain) loss on sales of property, plant and equipment, net of retirements	21	13	(32)	50
Stock-based compensation	837	1,116	3,282	1,942
Change in fair value of earn-out/contingent consideration	2,778	(846)	2,800	(846)
Executive departure costs	4	—	161	—
Acquisition costs	320	1,916	1,145	1,916
Income tax expense	(926)	(101)	(323)	313

Adjusted EBITDA (non-GAAP measure)	$8,098	$6,053	$15,517	$13,278

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assist purchasing synergies.

Adjusted EBITDA increased by $2.0 million to $8.1 million for the three months ended June 30, 2018, from $6.1 million for the three months ended June 30, 2017. Adjusted EBITDA increased by $2.2 million to $15.5 million for the six months ended June 30, 2018, from $13.3 million for the six months ended June 30, 2017.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2018 and 2017, 8.5% and 10.5%, respectively, of our revenues were earned in non-U.S. currencies. At June 30, 2018 and 2017, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on June 30, 2018 and December 31, 2017, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2018	2017
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$581	$581
2% Decrease/increase in rate	$1,163	$1,162
3% Decrease/increase in rate	$1,744	$1,743

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Principal Executive Officer and Principal Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Auto-Comm and SAFCON acquired by the company on April 18, 2018, and Intelie acquired by the Company on March 23, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. That former executive filed counterclaims against the Company and one of its independent directors. The parties entered into a settlement agreement resolving all claims amongst themselves in May 2018 and dismissed the litigation and arbitration proceedings. The Company has incurred legal expense of approximately $0.2 million in connection with this dispute for the six months ended June 30, 2018.

Inmarsat plc (Inmarsat), a satellite telecommunications company, and the Company are in a dispute relating to a January 2014 agreement regarding the purchase by the Company of up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Inmarsat initiated arbitration regarding the GX dispute in October 2016. The parties dispute whether Inmarsat has met its contractual obligations with respect to the service under the agreement. In July 2017, pursuant to its contractual rights under the agreement, the Company delivered a notice of termination of the agreement to Inmarsat. In addition, the Company has filed certain counterclaims against Inmarsat. The parties have agreed to divide the arbitration into two phases, with the first phase to decide if RigNet’s purchase obligation ever commenced and the second phase to address RigNet’s counterclaims against Inmarsat. The parties attended an arbitration hearing on the first phase in June 2018 and are currently awaiting the decision of the arbitration panel.

The Company has incurred legal expenses of $1.4 million in connection with the GX dispute for the six months ended June 30, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1+	Omnibus Amendment to Incentive Plan Award Agreements (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2018, and incorporated herein by reference)

10.2+	Form of Restricted Stock Unit Award Agreement

10.3+	Form of Incentive Stock Option Award Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: August 6, 2018	By:	/s/ TONYA M. MCDERMOTT
Tonya M. McDermott
Interim Chief Financial Officer and Vice President of Tax and Treasury (Principal Financial Officer)

	By:	/s/ BENJAMIN A. CARTER
Benjamin A. Carter
Director of Accounting and Financial Reporting (Principal Accounting Officer)