Form 10-Q
period 2018-09-30
RigNet, Inc.
filed 2018-11-09
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2018, there were outstanding 19,411,467 shares of the registrant’s Common Stock.

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2018	December 31, 2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$20,726	$34,598
Restricted cash	42	43
Accounts receivable, net	68,161	49,021
Costs and estimated earnings in excess of billings on uncompleted contracts	4,395	2,393
Prepaid expenses and other current assets	6,388	5,591

Total current assets	99,712	91,646
Property, plant and equipment, net	60,835	60,344
Restricted cash	1,546	1,500
Goodwill	46,275	37,088
Intangibles, net	34,485	30,405
Deferred tax and other assets	8,385	9,111

TOTAL ASSETS	$251,238	$230,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$17,579	$12,234
Accrued expenses	17,021	16,089
Current maturities of long-term debt	4,943	4,941
Income taxes payable	—	1,601
Deferred revenue and other current liabilities	4,419	8,511

Total current liabilities	43,962	43,376
Long-term debt	66,214	53,173
Deferred revenue	369	546
Deferred tax liability	3,281	189
Other liabilities	32,101	25,533

Total liabilities	145,927	122,817

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2018 or December 31, 2017	—	—
Common stock—$0.001 par value; 191,000,000 shares authorized; 19,411,467 and 18,232,872 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	19	18
Treasury stock—89,880 and 5,516 shares at September 30, 2018 and December 31, 2017, respectively, at cost	(1,246)	(116)
Additional paid-in capital	172,599	155,829
Accumulated deficit	(46,796)	(33,726)
Accumulated other comprehensive loss	(19,295)	(14,806)

Total stockholders’ equity	105,281	107,199
Non-redeemable, non-controlling interest	30	78

Total equity	105,311	107,277

TOTAL LIABILITIES AND EQUITY	$251,238	$230,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenue	$64,770	$50,844	$178,610	$148,078

Expenses:
Cost of revenue (excluding depreciation and amortization)	40,734	32,385	110,661	95,298
Depreciation and amortization	8,413	7,999	24,756	22,867
Selling and marketing	2,728	2,400	9,866	5,968
General and administrative	13,916	11,011	43,148	31,401

Total expenses	65,791	53,795	188,431	155,534

Operating loss	(1,021)	(2,951)	(9,821)	(7,456)
Other income (expense):
Interest expense	(807)	(689)	(2,773)	(1,921)
Other income (expense), net	(658)	209	(40)	62

Loss before income taxes	(2,486)	(3,431)	(12,634)	(9,315)
Income tax benefit (expense)	(312)	(762)	11	(1,075)

Net loss	(2,798)	(4,193)	(12,623)	(10,390)
Less: Net income attributable to non-redeemable, non-controlling interest	49	39	109	117

Net loss attributable to RigNet, Inc. stockholders	$(2,847)	$(4,232)	$(12,732)	$(10,507)

COMPREHENSIVE LOSS
Net loss	$(2,798)	$(4,193)	$(12,623)	$(10,390)
Foreign currency translation	(3,897)	1,737	(4,489)	3,503

Comprehensive loss	(6,695)	(2,456)	(17,112)	(6,887)
Less: Comprehensive income attributable to non-controlling interest	49	39	109	117

Comprehensive loss attributable to RigNet, Inc. stockholders	$(6,744)	$(2,495)	$(17,221)	$(7,004)

LOSS PER SHARE—BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(2,847)	$(4,232)	$(12,732)	$(10,507)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.15)	$(0.23)	$(0.69)	$(0.58)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.15)	$(0.23)	$(0.69)	$(0.58)

Weighted average shares outstanding, basic	18,905	18,086	18,566	17,982

Weighted average shares outstanding, diluted	18,905	18,086	18,566	17,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash flows from operating activities:
Net loss	$(12,623)	$(10,390)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	24,756	22,867
Stock-based compensation	4,368	2,949
Amortization of deferred financing costs	141	192
Deferred taxes	(117)	(271)
Change in fair value of earn-out/contingent consideration	2,050	(846)
Accretion of discount of contingent consideration payable for acquisitions	368	417
Loss on sales of property, plant and equipment, net of retirements	34	55
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(15,428)	(122)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,095)	716
Prepaid expenses and other assets	(1,634)	3,714
Accounts payable	3,986	1,697
Accrued expenses	(1,584)	1,733
Deferred revenue	1,512	6,212
Other liabilities	(1,807)	(8,035)
Payout of TECNOR contingent consideration—inception to date change in fair value portion	(1,575)	—

Net cash provided by operating activities	1,352	20,888

Cash flows from investing activities:
Acquisitions (net of cash acquired)	(5,405)	(32,205)
Capital expenditures	(18,791)	(13,186)
Proceeds from sales of property, plant and equipment	685	274

Net cash used in investing activities	(23,511)	(45,117)

Cash flows from financing activities:
Proceeds from issuance of common stock net of stock witheld to cover employee taxes on stock-based compensation	967	800
Stock withheld to cover employee taxes on stock-based compensation	(1,130)	(116)
Subsidiary distributions to non-controlling interest	(157)	(76)
Payout of TECNOR contingent consideration—fair value on acquisition date portion	(6,425)	—
Proceeds from borrowings	16,750	15,000
Repayments of long-term debt	(3,848)	(16,660)

Net cash provided by (used) in financing activities	6,157	(1,052)

Net change in cash and cash equivalents	(16,002)	(25,281)

Cash and cash equivalents including restricted cash:
Balance, January 1,	36,141	58,805
Changes in foreign currency translation	2,175	919

Balance, September 30,	$22,314	$34,443

Supplemental disclosures:
Income taxes paid	$2,989	$1,515
Interest paid	$2,284	$1,362
Non-cash investing—capital expenditures accrued	$2,612	$2,785
Non-cash investing—tenant improvement allowance	$—	$1,728
Non-cash investing—contingent consideration for acquisitions	$7,600	$3,798
Non-cash investing and financing - stock for acquisitions	$11,436	$3,304
Liabilities assumed in acquisitions	$5,513	$674

	September 30, 2018	September 30, 2017
Cash and cash equivalents	$20,726	$32,900
Restricted cash—current portion	42	43
Restricted cash—long-term portion	1,546	1,500

Cash and cash equivalents including restricted cash	$22,314	$34,443

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
	(in thousands)
Balance, January 1, 2017	17,933	$18	—	$—	$147,906	$(17,550)	$(17,971)	$112,403	$175	$112,578
Issuance of common stock upon the exercise of stock options	58	—	—	—	800	—	—	800	—	800
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	48	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock withheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	2,949	—	—	2,949	—	2,949
Foreign currency translation	—	—	—	—	—	—	3,503	3,503	—	3,503
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(76)	(76)
Net income (loss)	—	—	—	—	—	(10,507)	—	(10,507)	117	(10,390)

Balance, September 30, 2017	18,225	$18	6	$(116)	$154,959	$(28,057)	$(14,468)	$112,336	$216	$112,552

Balance, January 1, 2018	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277
Issuance of common stock upon the exercise of stock options	59	—	—	—	967	—	—	967	—	967
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	330	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	789	1	—	—	11,435	—	—	11,436	—	11,436
Stock withheld to cover employee taxes on stock-based compensation	—	—	84	(1,130)	—	—	—	(1,130)	—	(1,130)
Stock-based compensation	—	—	—	—	4,368	—	—	4,368	—	4,368
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)		(338)
Foreign currency translation	—	—	—	—	—	—	(4,489)	(4,489)	—	(4,489)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(157)	(157)
Net income (loss)	—	—	—	—	—	(12,732)	—	(12,732)	109	(12,623)

Balance, September 30, 2018	19,411	$19	90	$(1,246)	$172,599	$(46,796)	$(19,295)	$105,281	$30	$105,311

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

Revenue Recognition—Revenue from Contracts with Customers

Revenue is recognized to depict the transfer of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenue Recognition—Managed Services and Applications and Internet-of-Things

Managed Services and Applications and Internet-of-Things customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales and consulting services. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of up to three years with renewal options for offshore locations that are generally longer-term contracts with few cancellation provisions, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

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

Performance Obligations Satisfied Over Time — The delivery of a Systems Integration solution represents the single performance obligation under Systems Integration contracts. Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

The Company reviews all material contracts on a monthly basis and revises the estimates as appropriate for developments such as providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under Costs and estimated earnings in excess of billings on uncompleted contracts.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of September 30, 2018 and December 31, 2017, the amount of Costs and estimated earnings in excess of billings on uncompleted contracts related to Systems Integration projects was $4.4 million and $2.4 million, respectively. Under long-term contracts, amounts recorded in Costs and estimated earnings in excess of billings on uncompleted contracts may not be realized or paid, respectively, within a one-year period. As of September 30, 2018 and December 31, 2017, $1.3 million and $0.4 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue. All of the billings in excess of costs as of December 31, 2017 were recognized as revenue during the nine months ended September 30, 2018.

Variable Consideration – Systems Integration — The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Condensed Consolidated Balance Sheets as part of Costs and estimated earnings in excess of billings on uncompleted contracts. No material unapproved change orders or claims revenue was included in Costs and estimated earnings in excess of billings on uncompleted contracts as of September 30, 2018 and December 31, 2017. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog—As of September 30, 2018, we have backlog for our percentage of completion projects of $41.4 million, which will be recognized over the remaining contract term for each contract. Percentage of completion contract terms are typically one to three years.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on to the balance sheet. Based on the Company’s current leases, the Company anticipates the new guidance will require additional assets and liabilities on the condensed consolidated balance sheet; however, the Company has not yet completed an estimation of such amount and we are still evaluating the overall impact of the new guidance on our condensed consolidated financial statements, related disclosures and internal controls.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In October 2016, the FASB issued Accounting Standards Update No. 2016-16 (ASU 2016-16), Income Taxes: Intra-Entity Transfer of Assets Other Than Inventory. The new ASU requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than the previous requirement to defer recognition of current and deferred income taxes for an intra-entity asset transfer until the asset had been sold to an outside party. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this ASU on January 1, 2018 using the modified retrospective method through a $0.3 million cumulative effect that directly lowered accumulated deficit. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), which eliminates disclosures, modifies existing disclosures and adds new Fair Value disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

Note 2 – Business Combinations

Auto-Comm and SAFCON

On April 18, 2018, RigNet completed the separate acquisitions of Automation Communications Engineering Corp. (Auto-Comm) and Safety Controls, Inc. (SAFCON) for an aggregate purchase price of $6.7 million. Of this aggregate purchase price RigNet paid $2.2 million in cash and $4.1 million in stock in April 2018. In September 2018, the Company paid $0.3 million in cash for a working capital adjustment.

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

The goodwill of $1.0 million arising from the acquisitions consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Auto-Comm and SAFCON, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be nondeductible for income tax purposes. The acquisitions of Auto-Comm and SAFCON, including goodwill, are included in the Company’s condensed consolidated financial statements as of the acquisition date and are primarily reflected in the Systems Integration segment.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$4,882
Property and equipment			484
Trade name	7	$540
Customer relationships	7	980

Total identifiable intangible assets			1,520
Goodwill			1,003
Current liabilities			(909)
Deferred tax liability			(319)

Total purchase price			$6,661

Intelie

On March 23, 2018, RigNet completed its acquisition of IntelieTM Soluções Em Informática S.A (Intelie), for an estimated aggregate purchase price of $18.1 million. Of this aggregate purchase price, RigNet paid R$10.6 million (BRL) (or approximately $3.2 million) in cash, $7.3 million in stock and expects to pay $7.6 million worth of RigNet stock as contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $17.0 million payable in stock. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie PipesTM, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVETM platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. While primarily applicable to oil and gas, Intelie Live has broad applicability across many industry verticals. Intelie is based in Brazil.

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

The earn-out for Intelie is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2018, the fair value of the earn-out was $7.7 million. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities. Portions of the earn-out are payable in RigNet stock on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$589
Property and equipment			73
Trade name	7	$2,300
Technology	7	8,400
Customer relationships	7	320

Total identifiable intangible assets			11,020
Goodwill			10,744
Current liabilities			(460)
Deferred tax liability			(3,825)

Total purchase price			$18,141 (a)

(a)	Includes $7.6 million in contingent consideration earn-out estimated as of the date of acquisition.

Actual and Pro Forma Impact of the 2018 Acquisitions

The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue and net income of $7.0 million and $0.8 million, respectively, for the three months ended September 30, 2018. The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue and net income of $13.2 million and $1.6 million, respectively, for the nine months ended September 30, 2018.

The following table represents supplemental pro forma information as if the 2018 acquisitions had occurred on January 1, 2017.

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenue	$64,770	$55,308	$183,067	$161,023
Expenses	67,568	59,245	195,161	171,041

Net loss	$(2,798)	$(3,937)	$(12,094)	$(10,018)

Net loss attributable to RigNet, Inc. common stockholders	$(2,847)	$(3,976)	$(12,203)	$(10,135)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.15)	$(0.22)	$(0.66)	$(0.56)

Diluted	$(0.15)	$(0.22)	$(0.66)	$(0.56)

The Company incurred acquisition-related costs of $0.9 million and $2.1 million in the three and nine months ended September 30, 2018, respectively, reported in general and administrative costs.

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

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Accounts receivable			$392
Property and equipment			1,000
Covenant not to compete	5	$3,040
Customer relationships	7	9,870

Total identifiable intangible assets			12,910
Goodwill			8,465
Accounts payable			(567)

Total purchase price			$22,200

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

Cyphre Security Solutions

On May 18, 2017, RigNet completed its acquisition of Cyphre Security Solutions (Cyphre®) for an estimated aggregate purchase price of $12.0 million. Of this aggregate purchase price, RigNet paid $4.9 million in cash in May 2017, $3.3 million in stock and expects to pay $3.8 million of contingent consideration for intellectual property, estimated as of the date of acquisition. Cyphre is a cybersecurity company that provides advanced enterprise data protection leveraging BlackTIE® hardware-based encryption featuring low latency protection for files at rest and in transit for both public and private cloud. Cyphre is based in Texas.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2018, the fair value of the contingent consideration was $4.0 million. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

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

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Property and equipment			$18
Trade name	7	$1,590
Technology	7	5,571
Customer relationships	7	332

Total identifiable intangible assets			7,493
Goodwill			4,591
Accrued expenses			(100)

Total purchase price			$12,002	(a)

(a)	Includes $3.8 million in contingent consideration estimated as of the date of acquisition.

Actual and Pro Forma Impact of the 2017 Acquisitions

The 2017 acquisitions of ESS, DTS and Cyphre contributed $2.4 million of revenue for the three and nine months ended September 30, 2017. The 2017 acquisitions contributed $0.6 million and $0.3 million to net income for the three and nine months ended September 30, 2017, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents supplemental pro forma information as if the 2017 acquisitions had occurred on January 1, 2017.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
	(in thousands, except per share amounts)
Revenue	$52,150	$158,085
Expenses	55,993	165,484

Net loss	$(3,843)	$(7,399)

Net loss attributable to RigNet, Inc. common stockholders	$(3,882)	$(7,516)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.21)	$(0.42)

Diluted	$(0.21)	$(0.42)

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

The Company acquired $1.0 million of goodwill in the Systems Integration segment from the Auto-Comm and SAFCON acquisitions completed on April 18, 2018 (see Note 2 – Business Combinations).

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

The Company performs its annual impairment test as of July 31st of each year, with the most recent annual test being performed as of July 31, 2018. As of July 31, 2018, the fair values of the Company’s reporting units are in excess of their carrying values.

Managed Services had $22.9 million of goodwill as of September 30, 2018, and fair value exceeded carrying value by 34.7% as of the July 31, 2018 annual impairment test. Apps & IoT had $22.4 million of goodwill as of September 30, 2018, and fair value exceeded carrying value by 48.1% as of the July 31, 2018 annual impairment test. Systems Integration had $1.0 million of goodwill as of September 30, 2018, and fair value exceeded carrying value by 126.5% as of the July 31, 2018 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

No impairment indicators have been identified in any reporting unit as of September 30, 2018 and December 31, 2017.

As of September 30, 2018 and December 31, 2017, goodwill was $46.3 million and $37.1 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, and increases with acquisitions.

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

No impairment indicators have been identified in any reporting unit as of September 30, 2018.

As of September 30, 2018 and December 31, 2017, intangibles were $34.5 million and $30.4 million, respectively. During the three months ended September 30, 2018 and 2017, the Company recognized amortization expense of $2.6 million and $1.9 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company recognized amortization expense of $7.2 million and $4.7 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth expected amortization expense of intangibles for the remainder of 2018 and the following years (in thousands):

2018	$2,126
2019	7,132
2020	6,181
2021	5,893
2022	5,498
Thereafter	7,655

$34,485

Note 5 – Restricted Cash

As of September 30, 2018 and December 31, 2017, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the Managed Services segment (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of September 30, 2018 and December 31, 2017, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2018	2017
	(in thousands)
Term loan, net of unamortized deferred financing costs	$10,891	$14,503
Revolving loan	60,150	43,400
Capital lease	116	211

	71,157	58,114
Less: Current maturities of long-term debt	(4,827)	(4,814)
Current maturities of capital lease	(116)	(127)

	$66,214	$53,173

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

Under the credit agreement, both the Term Loan and RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly. The weighted average interest rate for the three months ended September 30, 2018 and 2017 were 4.9% and 3.2%, respectively. The weighted average interest rate for the nine months ended September 30, 2018 and 2017 were 4.7% and 3.1%, respectively, with an interest rate of 5.0% at September 30, 2018.

Term Loan

As of September 30, 2018, the Term Loan had an outstanding principal balance of $11.3 million, excluding the impact of unamortized deferred financing costs.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCF

As of September 30, 2018, $60.2 million in draws remain outstanding under the RCF.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0 as of September 30, 2018. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. As of September 30, 2018, and December 31, 2017, the Company believes it was in compliance with all covenants.

Performance Bonds and Letters of Credit

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit and performance bonds.

As of September 30, 2018, there were no outstanding standby letters of credit. There were $2.2 million of performance bonds outstanding.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its Managed Services segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2018 and the following years (in thousands):

2018	$1,238
2019	4,914
2020	65,005

Total debt, including current maturities	$71,157

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

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

The earn-out for Intelie is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2018, the fair value of the earn-out was $7.7 million. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The contingent consideration for Cyphre is measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. As of September 30, 2018, the fair value of the contingent consideration was $4.0 million. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities. During the three and nine months ended September 30, 2017, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million.

The earn-out for Orgtec S.A.P.I. de C.V., d.b.a. TECNOR (TECNOR), acquired in February 2016, was measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. The fair value of the earn-out of $8.0 million was paid in July 2018. The $2.1 million change in fair value in the nine months ended September 30, 2018 is primarily related to the second quarter 2018 negotiations with the sellers of TECNOR on the amount of the earn-out.

Additionally, the Company has agreed to pay the sellers of TECNOR up to $1.0 million in either cash or RigNet stock payable in 2019 for the collection of certain accounts receivable balances. As of June 30, 2018, the fair value for the agreement to collect certain accounts receivable was $0.8 million. As of September 30, 2018, the fair value for the agreement to collect certain accounts receivable was zero. The $0.8 million reduction of fair value in the third quarter 2018 related to the reduction of the portion of the contingent consideration related to the subsequent collection of certain accounts receivable balances.

During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million with corresponding increases to other liabilities. During the three and nine months ended September 30, 2017, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million and $0.4 million, respectively.

Note 8 – Income Taxes

The Company’s effective income tax rate was (12.6%) and 0.1% for the three and nine months ended September 30, 2018, respectively. The Company’s effective income tax rate was (22.2%) and (11.5%) for the three and nine months ended September 30, 2017, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

In October 2018, the Company has received an IRS notice informing us of an audit of the Company’s 2016 income tax return. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months. The Company is in the early stages of the audit and is unable to quantify any potential settlement or outcome of the audit at this time.

The Company believes that it is reasonably possible that a decrease of up to $3.3 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

On December 22, 2017 the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (The Tax Act), making broad and complex changes to the U.S. tax code.

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

The Company has completed the accounting for the income tax effects of the Tax Act. As noted in the Company’s 2017 Annual Report on Form 10-K filed with the SEC on March 6, 2018, the Company was able to make reasonable estimates and recorded provisional adjustments. The Company has now completed the adjustments which are recorded as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reduction of US Federal Corporate Tax Rate: In the fourth quarter of 2017, the Company recorded a provisional decrease of $8.2 million to deferred tax expense related to the US federal corporate tax rate reduction. The Company will not make any additional measurement-period adjustments and considers this item complete.

Deemed Repatriation Transition Tax: In the fourth quarter of 2017, the Company recorded a provisional Transition Tax obligation of $3.8 million, which was fully offset by current losses and foreign tax credits. On August 1, 2018 the Department of Treasury and the Internal Revenue Service issued proposed regulations which provide additional guidance on the provisions of the Transition Tax under Section 965, including the election not to apply net operating loss deductions against the Transition Tax. The Company elected to apply foreign tax credits against the Transition Tax rather than current year operating losses. The final Transition Tax obligation of $4.0 million is fully offset by foreign tax credits. The Company considers this item complete.

Global Intangible Low Taxed Income (GILTI): In the fourth quarter of 2017, the Company was not able to reasonably estimate the effects for GILTI. Therefore, no provisional adjustment was recorded. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company has elected to treat any future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method). The Company considers this item complete.

As stated previously, the Company has finalized its evaluation of the U.S. Tax Act and deems it complete.

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2018, the Company granted a total of 439,150 stock-based awards to certain directors, officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted (i) 144,005 restricted stock units (RSUs) to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 11,188 RSUs to certain officers and employees that generally vest over a two year period of continued employment, with 50% of the RSUs vesting on each of the first two anniversaries of the grant date, (iii) 48,179 RSUs to outside directors that vest in 2019, (iv) 157,442 unrestricted stock grants to certain officers and employees that vested immediately and (v) 78,336 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by certain performance-based targets.

The fair value of RSUs and PSUs is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

During the nine months ended September 30, 2018, the Company also granted 59,703 stock options with an exercise price of $13.50 to certain officers and employees of the Company under the 2010 Plan. Options granted have a contractual term of ten years and vest over a four year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the nine months ended September 30, 2018, were as follows:

Nine Months Ended September 30,
2018
Expected volatility	48%
Expected term (in years)	7
Risk-free interest rate	2.8%
Dividend yield	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2018 was $7.14 per option.

During the nine months ended September 30, 2018, 79,579 RSUs and 44,749 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended September 30, 2018 and 2017 was $1.1 million and $1.0 million, respectively. Stock-based compensation expense related to the Company’s stock-based compensation plans for the nine months ended September 30, 2018 and 2017 was $4.4 million and $2.9 million, respectively. As of September 30, 2018, there was $3.4 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

For the three and nine months ended September 30, 2018, there were approximately 932,048 and 620,666 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three and nine months ended September 30, 2017, there were approximately 723,296 and 644,858 potentially issuable shares, respectively, excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 11 – Commitments and Contingencies

Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. That former executive filed counterclaims against the Company and one of its independent directors. The parties entered into a settlement agreement resolving all claims amongst themselves in May 2018 and dismissed the litigation and arbitration proceedings. The Company incurred legal expense of approximately $0.7 million in connection with this dispute for the nine months ended September 30, 2018.

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

The Company has incurred legal expenses of $2.1 million in connection with the GX dispute for the nine months ended September 30, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Sales Tax Audit

The Company has received a routine sales tax audit notice from a state where the Company has operations. Per the notice, the audit can cover up to a four-year period. The Company is in the early stages of the audit, and does not have any estimates of further exposure, if any, for the tax years under review.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. For the three months ended September 30, 2018 and 2017, the Company recognized expense under operating leases of $0.7 million and $0.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recognized expense under operating leases of $2.1 million and $2.9 million, respectively.

As of September 30, 2018, future minimum lease obligations for the remainder of 2018 and future years were as follows (in thousands):

2018	$611
2019	1,648
2020	974
2021	786
2022	739
Thereafter	1,843

$6,601

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2018, the Company had the following commercial commitments related to satellite and network services for the remainder of 2018 and the future years thereafter (in thousands):

2018	$5,824
2019	10,109
2020	1,010
2021	109

$17,052

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

•

Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines and Software as a Service (SaaS) offerings including BlackTIE encryption, weather monitoring primarily in the North Sea (METOCEAN), real-time predictive analytics (Intelie Pipes and Intelie LIVE) and certain other value-added services such as Adaptive Video Intelligence (AVI).

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s business segment information as of and for the three and nine months ended September 30, 2018 and 2017, is presented below.

	Three Months Ended September 30, 2018
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$44,943	$7,463	$12,364	$—	$64,770
Cost of revenue (excluding depreciation and amortization)	27,930	3,677	9,127	—	40,734
Depreciation and amortization	5,641	1,661	605	506	8,413
Selling, general and administrative	3,779	520	380	11,965	16,644

Operating income (loss)	$7,593	$1,605	$2,252	$(12,471)	$(1,021)

Capital expenditures	6,413	109	—	—	6,522

	Three Months Ended September 30, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$40,243	$4,985	$5,616	$—	$50,844
Cost of revenue (excluding depreciation and amortization)	24,902	3,394	4,089	—	32,385
Depreciation and amortization	5,263	835	615	1,286	7,999
Selling, general and administrative	3,013	363	280	9,755	13,411

Operating income (loss)	$7,065	$393	$632	$(11,041)	$(2,951)

Capital expenditures	5,655	198	—	—	5,853

	Nine Months Ended September 30, 2018
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$128,705	$19,375	$30,530	$—	$178,610
Cost of revenue (excluding depreciation and amortization)	78,982	9,927	21,752	—	110,661
Depreciation and amortization	17,012	3,344	1,922	2,478	24,756
Selling, general and administrative	13,017	1,304	1,260	37,433	53,014

Operating income (loss)	$19,694	$4,800	$5,596	$(39,911)	$(9,821)

Total assets	165,532	47,694	23,609	14,403	251,238
Capital expenditures	18,709	377	—	645	19,731

	Nine Months Ended September 30, 2017
	Managed Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$122,531	$9,846	$15,701	$—	$148,078
Cost of revenue (excluding depreciation and amortization)	75,798	6,844	12,656	—	95,298
Depreciation and amortization	17,509	849	1,813	2,696	22,867
Selling, general and administrative	12,435	1,149	1,179	22,606	37,369

Operating income (loss)	$16,789	$1,004	$53	$(25,302)	$(7,456)

Total assets	184,678	33,353	15,857	3,960	237,848
Capital expenditures	13,081	198	—	645	13,924

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2018 and 2017. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Domestic	$18,876	$17,136	$52,510	$46,110
International	45,894	33,708	126,100	101,968

Total	$64,770	$50,844	$178,610	$148,078

The following table presents goodwill and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
	(in thousands)
Domestic	$67,663	$68,942
International	73,932	58,895

Total	$141,595	$127,837

Note 13 – Related Party

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company will sell Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the three and nine months ended September 30, 2018, the Company purchased $0.1 million from Darktrace in the ordinary course of business.

Note 14 – Restructuring Costs – Cost Reduction Plans

During the three and nine months ended September 30, 2018, the Company incurred a net pre-tax restructuring expense of $0.7 million reported as general and administrative expense in the Corporate segment associated with the reduction of 17 employees.

During the three and nine months ended September 30, 2017, the Company incurred a net pre-tax restructuring expense of $0.8 million reported as general and administrative expense in the Corporate segment associated with the reduction of 31 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2017. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

Managed Service and Applications and Internet-of-Things customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders that have a term of up to three years with renewal options for offshore contracts that are generally longer-term contracts with few cancellation provisions, while land-based locations are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). Systems Integration customers are served primarily under fixed-price, long-term contracts.

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

•

Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the Managed Services including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines and Software as a Service (SaaS) offerings including BlackTIE® encryption, weather monitoring primarily in the North Sea (METOCEAN), real-time predictive analytics (Intelie PipesTM and Intelie LIVE) and certain other value-added services such as Adaptive Video Intelligence (AVI).

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

Profitability generally increases or decreases at a managed services site as we add or lose customers and value-added services. Assumptions used in developing the rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

We have committed to upgrade our Gulf of Mexico microwave network. In conjunction with a major U.S. carrier, this upgrade will add 4G and 5G LTE capabilities to the existing network. Additionally, we are buying an office in Lafayette, Louisiana that will consolidate three separate legacy facilities. Gulf of Mexico LTE network buildout project and the purchase of the Lafayette, Louisiana office will increase capital expenditures for the remainder of 2018 and into 2019.

In August 2018, we announced the appointment of Lee M. Ahlstrom as Senior Vice President and Chief Financial Officer.

In July 2018, we paid an earn-out of $8.0 million in connection with the February 2016 acquisition of TECNOR. The $2.1 million change in fair value in the nine months ended September 30, 2018 is primarily related to the second quarter 2018 negotiations with the sellers of TECNOR on the amount of the earn-out. Additionally, we have agreed to pay the sellers of TECNOR up to $1.0 million in either cash or RigNet stock payable in 2019 for the collection of certain accounts receivable balances. As of September 30, 2018, the fair value for the agreement to collect certain accounts receivable was zero. The $0.8 million reduction of fair value in the third quarter 2018 related to the reduction of the portion of the contingent consideration related to the subsequent collection of certain accounts receivable balances.

On April 18, 2018, we completed the separate acquisitions of Automation Communications Engineering Corp. (Auto-Comm) and Safety Controls, Inc. (SAFCON) for an aggregate purchase price of $6.7 million. Of this aggregate purchase price, we paid $2.6 million in cash and $4.1 million in stock. Auto-Comm provides a broad range of communications services, for both onshore and offshore remote locations, to the oil and gas industry. Auto-Comm brings over 30 years of systems integration experience in engineering and design, installation, testing, and maintenance. SAFCON offers a diverse set of safety, security, and maintenance services to the oil and gas industry. Auto-Comm and SAFCON have developed strong relationships with major energy companies that complement the relationships that we have established over the years. Auto-Comm and SAFCON are based in Louisiana.

On March 23, 2018, we completed the acquisition of Intelie Soluções Em Informática S.A (Intelie), for an estimated aggregate purchase price of $18.1 million. Of this aggregate purchase price, we paid R$10.6 million (BRL) (or approximately $3.2 million) in cash, $7.3 million in stock and expect to pay $7.6 million worth of RigNet stock as contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $17.0 million. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. While primarily applicable to oil and gas, Intelie Live has broad applicability across many industry verticals. Intelie is based in Brazil.

As of September 30, 2018, we have backlog for our percentage of completion projects of $41.4 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2018, particularly offshore. Oil prices declined significantly throughout 2015 and into 2016 from the highs in mid-year 2014 due to lower-than-expected global oil demand growth, increased supply from U.S. unconventional sources and increased production from several international countries. Although oil prices and U.S. drilling rig counts have increased in 2017 and 2018 since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower costs from service providers and drilling contractors. The offshore drilling contracting environment remains challenged, with major offshore drilling contractors having experienced significant pressure on day rates, which in turn may have a negative impact on the rates we are able to charge customers. The price of Brent crude, a key indicator of activity for the oil and gas industry has increased throughout 2018 and has averaged $72.74 per barrel through the nine months ending September 30, 2018. As a result, drilling contractors are expecting gradual demand recovery. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve.

For the periods referenced below, we were serving the following managed service sites listed in the table below:

	3rd Quarter 2018	2nd Quarter 2018	1st Quarter 2018	4th Quarter 2017	3rd Quarter 2017
Selected Operational Data:
Offshore drilling rigs (1)	191	190	188	182	184
Offshore Production	332	320	310	304	316
Maritime	187	177	176	172	165
Other sites (2)	640	610	525	513	510

Total	1,350	1,297	1,199	1,171	1,175

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

Sales Tax Audit

We have received a routine sales tax audit notice from a state where we have operations. Per the notice, the audit can cover up to a four-year period. We are in the early stages of the audit and do not have any estimates of further exposure, if any, for the tax years under review.

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

We have incurred legal expenses of $2.1 million in connection with the GX dispute for the nine months ended September 30, 2018. We may continue to incur significant legal fees, related expenses and management time in the future. We cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$64,770	$50,844	$178,610	$148,078

Expenses:
Cost of revenue (excluding depreciation and amortization)	40,734	32,385	110,661	95,298
Depreciation and amortization	8,413	7,999	24,756	22,867
Selling and marketing	2,728	2,400	9,866	5,968
General and administrative	13,916	11,011	43,148	31,401

Total expenses	65,791	53,795	188,431	155,534

Operating loss	(1,021)	(2,951)	(9,821)	(7,456)
Other expense, net	(1,465)	(480)	(2,813)	(1,859)

Loss before income taxes	(2,486)	(3,431)	(12,634)	(9,315)
Income tax benefit (expense)	(312)	(762)	11	(1,075)

Net loss	(2,798)	(4,193)	(12,623)	(10,390)
Less: Net income attributable to non-controlling interest	49	39	109	117

Net loss attributable to RigNet, Inc. stockholders	$(2,847)	$(4,232)	$(12,732)	$(10,507)

Other Non-GAAP Data:
Adjusted EBITDA	$8,730	$7,843	$24,247	$21,121

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Managed Services:
Revenue	$44,943	$40,243	$128,705	$122,531
Cost of revenue (excluding depreciation and amortization)	27,930	24,902	78,982	75,798
Depreciation and amortization	5,641	5,263	17,012	17,509
Selling, general and administrative	3,779	3,013	13,017	12,435

Managed Services operating income	$7,593	$7,065	$19,694	$16,789

Applications and Internet-of-Things:
Revenue	$7,463	$4,985	$19,375	$9,846
Cost of revenue (excluding depreciation and amortization)	3,677	3,394	9,927	6,844
Depreciation and amortization	1,661	835	3,344	849
Selling, general and administrative	520	363	1,304	1,149

Applications & Internet-of-Things operating income	$1,605	$393	$4,800	$1,004

Systems Integration:
Revenue	$12,364	$5,616	$30,530	$15,701
Cost of revenue (excluding depreciation and amortization)	9,127	4,089	21,752	12,656
Depreciation and amortization	605	615	1,922	1,813
Selling, general and administrative	380	280	1,260	1,179

Systems Integration and Automation operating income	$2,252	$632	$5,596	$53

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2018 and 2017

Revenue. Revenue increased by $13.9 million, or 27.4%, to $64.8 million for the three months ended September 30, 2018 from $50.8 million for the three months ended September 30, 2017. Revenue increased in all segments. The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue of $7.0 million for the three months ended September 30, 2018. The Systems Integration segment increased $6.7 million, or 120.2%, primarily due to $5.1 million from the acquisition of Auto-Comm and SAFCON, and increased activity against a growing backlog of Systems Integration projects. The Managed Services segment increased $4.7 million, or 11.7%, due to increased site count, the Gulf of Mexico LTE network buildout project and $0.5 million from the acquisition of Auto-Comm and SAFCON. The Apps & IoT segment increased $2.5 million, or 49.7%, due to our focus on growth of the application layer and IoT space, including $0.8 million from the acquisition of Intelie and $0.6 million from the acquisition of Auto-Comm and SAFCON.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $8.3 million, or 25.8%, to $40.7 million for the three months ended September 30, 2018 from $32.4 million for the three months ended September 30, 2017. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $5.0 million due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the Managed Services segment by $3.0 million to serve our increased site count. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $0.3 million as we invested in our strategy of expanding of the application layer and IoT space including the acquisition of Intelie.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.4 million to $8.4 million for the three months ended September 30, 2018 from $8.0 million for the three months ended September 30, 2017. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense increased $0.3 million to $2.7 million for the three months ended September 30, 2018 from $2.4 million for the three months ended September 30, 2017. This increase was due to investments made towards our growth strategy including increased sales personnel and marketing strategy costs.

General and Administrative. General and administrative expenses increased by $2.9 million to $13.9 million for the three months ended September 30, 2018 from $11.0 million for the three months ended September 30, 2017. General and administrative costs increased primarily due to increased personnel costs, bad debt expense, legal expenses, acquisitions and acquisition-related costs.

Income Tax Expense. Our effective income tax rate was (12.6%) and (22.2%) for the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Nine months Ended September 30, 2018 and 2017

Revenue. Revenue increased by $30.5 million, or 20.6%, to $178.6 million for the nine months ended September 30, 2018 from $148.1 million for the nine months ended September 30, 2017. Revenue increased in all segments. The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue of $13.2 million for the nine months ended September 30, 2018. The Systems Integration segment increased $14.8 million, or 94.4%, primarily due to $9.8 million from the acquisition of Auto-Comm and SAFCON and increased activity against a growing backlog of Systems Integration projects. The Apps & IoT segment increased $9.5 million, or 96.8%, due to our focus on growth of the application layer and IoT space including $1.6 million from the acquisition of Intelie, $0.8 million from the acquisition of Auto-Comm and SAFCON and $4.7 million from owning ESS for the full nine months ended September 30, 2018 compared to two months in 2017. The Managed Services segment increased $6.2 million, or 5.0%, due to increased site count coupled with $1.0 Million from the acquisition of Auto-Comm and SAFCON and $2.3 million from owning DTS for the full nine months ended September 30, 2018 compared to two months in 2017.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $15.4 million, or 16.1%, to $110.7 million for the nine months ended September 30, 2018 from $95.3 million for the nine months ended September 30, 2017. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $9.1 million due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the Managed Services segment by $3.2 million due to serving an increased site count. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $3.1 million as we invested in our strategy of expanding of the application layer and IoT space including the acquisition of Intelie and ESS.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.9 million to $24.8 million for the nine months ended September 30, 2018 from $22.9 million for the nine months ended September 30, 2017. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense increased $3.9 million to $9.9 million for the nine months ended September 30, 2018 from $6.0 million for the nine months ended September 30, 2017. This increase was due to investments made towards our growth strategy including increased sales personnel and marketing strategy costs.

General and Administrative. General and administrative expenses increased by $11.7 million to $43.1 million for the nine months ended September 30, 2018 from $31.4 million for the nine months ended September 30, 2017. General and administrative costs increased primarily due to increased personnel costs, bad debt expense, legal expenses, acquisitions and acquisition-related costs.

Income Tax Expense. Our effective income tax rate was 0.1% and (11.5%) for the nine months ended September 30, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2018, we had working capital, including cash and cash equivalents, of $55.8 million.

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

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$36,141	$58,805
Net cash provided by operating activities	1,352	20,888
Net cash used in investing activities	(23,511)	(45,117)
Net cash provided by (used) in financing activities	6,157	(1,052)
Changes in foreign currency translation	2,175	919

Cash and cash equivalents including restricted cash, September 30,	$22,314	$34,443

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2018 and 2017, 91.4% and 90.2% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $1.4 million for the nine months ended September 30, 2018 compared to cash provided by operating activities of $20.9 million for the nine months ended September 30, 2017. The decrease in cash from operating activities during 2018 of $19.5 million was primarily due to the timing of collecting receivables coupled with increased operating loss.

Our cash provided by operations is subject to many variables including the volatility of the oil and gas industry and the demand for our services. Other factors impacting operating cash flows include the availability and cost of satellite bandwidth, as well as the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging our contracted satellite and other communication service costs.

Investing Activities

Net cash used in investing activities was $23.5 million and $45.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Net cash used in investing activities during the nine months ended September 30, 2018 and 2017 included $5.4 million and $32.2 million for acquisitions, respectively, and $18.8 million and $13.2 million of capital expenditures, respectively. We expect capital expenditures for 2018 to be higher than 2017 as we build out our LTE network in the Gulf of Mexico and consolidate multiple Louisiana facilities into one facility.

Financing Activities

Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2018 included $16.8 million in proceeds from borrowings and $3.8 million in principal payments on our long-term debt. Additionally, we paid the $8.0 million TECNOR earnout in July 2018, of which $6.4 million is in cash flows from financing activities and $1.6 million is in cash flows from operating activities.

Net cash used in financing activities was $1.1 million for the nine months ended September 30, 2017. Cash used in financing activities for the nine months ended September 30, 2017 included $16.7 million in principal payments on our long-term debt partially offset by draws of $15.0 million on our RCF.

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

The weighted average interest rate for the three months ended September 30, 2018 and 2017 were 4.9% and 3.2%, respectively. The weighted average interest rate for the nine months ended September 30, 2018 and 2017 were 4.7% and 3.1%, respectively, with an interest rate of 5.0% at September 30, 2018. As of September 30, 2018, the outstanding principal amount of the Term Loan was $11.3 million, excluding the impact of unamortized deferred financing costs. As of September 30, 2018, $60.2 million in draws on the RCF remain outstanding.

The credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends when under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.0 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.0. If any default occurs related to these covenants that was not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the credit agreement are secured by substantially all our assets. As of September 30, 2018, we believe we were in compliance with all covenants. We will continue to monitor our covenant compliance and intend to adjust our capital strategy, as needed. However, our ability to maintain compliance with these covenants is also dependent on our future financial performance and market conditions, which may vary from current expectations.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet arrangements.

Non-GAAP Measure

Adjusted EBITDA should not be considered as an alternative to net loss, operating income (loss), basic or diluted loss per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate. Net loss is the most comparable GAAP measure to Adjusted EBITDA.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock-based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of earn-outs and contingent consideration;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Net loss	$(2,798)	$(4,193)	$(12,623)	$(10,390)
Interest expense	807	689	2,773	1,921
Depreciation and amortization	8,413	7,999	24,756	22,867
Loss on sales of property, plant and equipment, net of retirements	66	5	34	55
Stock-based compensation	1,086	1,007	4,368	2,949
Restructuring	664	767	664	767
Change in fair value of earn-out/contingent consideration	(750)	—	2,050	(846)
Executive departure costs	—	—	161	—
Acquisition costs	930	807	2,075	2,723
Income tax expense (benefit)	312	762	(11)	1,075

Adjusted EBITDA (non-GAAP measure)	$8,730	$7,843	$24,247	$21,121

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assist purchasing synergies.

Adjusted EBITDA increased by $0.9 million to $8.7 million for the three months ended September 30, 2018, from $7.8 million for the three months ended September 30, 2017. Adjusted EBITDA increased by $3.1 million to $24.2 million for the nine months ended September 30, 2018, from $21.1 million for the nine months ended September 30, 2017.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2018 and 2017, 8.6% and 9.8%, respectively, of our revenues were earned in non-U.S. currencies. At September 30, 2018 and 2017, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on September 30, 2018 and December 31, 2017, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2018	2017
	(in thousands)
Effect on Net Income (Loss) and Equity—Increase/Decrease:
1% Decrease/increase in rate	$712	$581
2% Decrease/increase in rate	$1,423	$1,162
3% Decrease/increase in rate	$2,135	$1,743

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and Chief Financial Officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Auto-Comm and SAFCON acquired by the company on April 18, 2018, and Intelie acquired by the Company on March 23, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. That former executive filed counterclaims against the Company and one of its independent directors. The parties entered into a settlement agreement resolving all claims amongst themselves in May 2018 and dismissed the litigation and arbitration proceedings. The Company has incurred legal expense of approximately $0.7 million in connection with this dispute for the nine months ended September 30, 2018.

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

The Company has incurred legal expenses of $2.1 million in connection with the GX dispute for the nine months ended September 30, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future. The Company cannot predict the ultimate outcome of the GX dispute, the total costs to be incurred or the potential impact on personnel.

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

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1	Registration Rights Agreement among Digital Oilfield Investments LP and RigNet, Inc. dated as of August 14, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 9, 2018	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)