Form 10-K
period 2018-12-31
RigNet, Inc.
filed 2019-03-15
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of June 30, 2018, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $148.2 million. For purposes of this calculation, only executives and directors are deemed to be affiliates of the registrant. At February 28, 2019, there were outstanding 19,464,847 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2018 are incorporated herein by reference in Part III of this Annual Report.

Glossary

Adjusted EBITDA	A non-GAAP measure. Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges, the GX dispute and non-recurring items. A reconciliation of Adjusted EBITDA to Net Income can be found in Item 6. Selected Financial Data on page 35.

AI	Artificial Intelligence

Apps	Software Applications

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Auto-Comm	Automation Communications Engineering Corp., acquired in 2018, provides additional Systems Integration solutions

AVI	Adaptive Video Intelligence

BOP	Blow-out preventer

BGAN	Broadband Global Access Networks

CIEB	Costs and estimated earnings in excess of billings on uncompleted contracts

Cyphre®	Acquired in 2017, provides cybersecurity solutions with advanced enterprise data protection

DTS	Acquired in 2017, increases solutions offerings in managed communications, IT, and disaster relief

ECS	Enhanced Cyber Security

EDS	Emergency disconnection sequence

EPC	Engineering, Procurement and Construction

ESS	Acquired in 2017, increases solutions offerings in SCADA and IoT

Exchange Act	United States Securities Exchange Act of 1934, as Amended

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

GX	Inmarsat plc’s Global Express satellite bandwidth service

HTS	High Throughput Satellite, providing greater bandwidth than traditional satellites

Intelie	Intelie soluções em Informática SA, acquired in 2018, provides machine learning and real-time predictive analytics

IoT	Internet-of-Things

IP	Internet Protocol

KPI	Key performance indicators

LIBOR	London Interbank Offered Rate

LoRA	Long Range Access

LOS	Line-of-Sight microwave transmission

MCS	Managed Communications Services

MPLS	Multiprotocol Label Switching

NASDAQ	NASDAQ Global Select Market, where RigNet’s common shares are listed for trading

NOC	Network Operations Center

NPT	Non-productive time

OPEC	Organization of Petroleum Exporting Countries

OTT	Software, IoT and other advanced solutions delivered Over-the-Top of the network layer

PUC	Public Utility Commission

ROP	Rate of penetration

SaaS	Software as a Service

SAB	Staff Accounting Bulletin

SAFCON	Safety Controls, Inc., acquired in 2018, provides additional safety, security, and maintenance service solutions for oil and gas

Satellite bandwidth – Ka band	Bandwidth typically operating in a frequency range of 27 – 40 gigahertz

Satellite bandwidth – Ku band	Bandwidth typically operating in a frequency range of 12 – 18 gigahertz

Satellite bandwidth – C band	Bandwidth typically operating in a frequency range of 4 – 8 gigahertz

Satellite bandwidth – L band	Bandwidth typically operating in a frequency range of 1 – 2 gigahertz

SCADA	Supervisory Control and Data Acquisition

SEC	United States Securities and Exchange Commission

SI	Systems Integration

SOC	Security Operations Center

TECNOR	Orgtec S.A.P.I. de C.V., d.b.a. TECNOR, acquired in March 2016, increases solutions offerings in Mexico

The Tax Act	The Tax Cuts and Jobs Act

U.S. GAAP	Generally Accepted Accounting Principles in the United States

VMS	Video Management System

VSAT	Very Small Aperture Terminal satellite receivers

WiMax	Worldwide Interoperability for Microwave Access wireless broadband communication standard

PART I

Item 1. Business

For convenience in this Annual Report on Form 10-K, “RigNet”, the “Company”, “we”, “us”, and “our” refer to RigNet, Inc. and its subsidiaries taken as a whole, unless otherwise noted.

Overview

We are a global technology company that provides customized data and communications services. Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations. On top of and vertically integrated into these networks we provide services ranging from fully-managed voice, data, and video to more advanced services including: cyber security threat detection and prevention; applications to improve crew welfare, safety or workforce productivity; and a real-time AI-backed data analytics platform to enhance customer decision making and business performance.

We deliver advanced software, optimized industry solutions, and communications infrastructure that allow our customers to realize the business benefits of digital transformation. Historically, our primary focus has been on customers in the upstream exploration and production segment of the energy industry, including offshore drilling rigs and production facilities. In recent years, we have expanded our services to include onshore drilling rigs and have increased our service offerings across the energy value chain to provide solutions to midstream and downstream customers where systems integration and IoT solutions are key elements. In addition, we have created channel partners around the world, creating opportunities to sell our industry-leading security, IoT, and machine-learning solutions outside of our traditional energy-focused markets.

Our business operations are divided into the following segments:

•

Managed Communications Services (MCS). Our MCS segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites. Our services are generally contracted with terms that typically range from one month to three years and are billed as monthly recurring or usage-based fees.

•

Applications and Internet-of-Things (Apps &  IoT). Our Apps & IoT segment provides applications over-the-top (OTT) of the network layer including Software as a Service (SaaS) offerings such as cyber security, applications for safety and workforce productivity, a real-time machine learning and AI data platform and other value-added solutions. This segment also includes the private machine-to-machine IoT data networks. We generate revenue through software licenses, subscription fees, equipment sales and recurring network and usage-based fees.

•

Systems Integration (SI). Our Systems Integration segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance. Projects are bid on a fixed-cost or time and materials basis with revenue recognized on a percentage of completion basis.

•	Corporate. Corporate costs and eliminations primarily represent unallocated executive and support activities, interest expense, income taxes and eliminations.

For financial information about our reportable segments, see Note 12 — “Segment Information” in our consolidated financial statements included in this Annual Report on Form 10-K

Managed Communications Services (MCS)

As of December 31, 2018, MCS represented 71.8% of our total revenues. We were the primary provider of remote communications and collaborative services to approximately 500 customers reaching over 1,300 remote sites located in approximately 50 countries on six continents. For the year ended December 31, 2018, our revenue generated from countries outside of the U.S. represented 71.2% of MCS revenue. Key aspects of our services include:

•

a secure end-to-end global network to ensure greater network availability, enhanced network cyber security and higher Quality of Service (QoS) control to optimize latency sensitive business applications.

•	a multi-tenant network designed to accommodate multiple customer groups resident at a site, including drilling contractors, exploration and production operators and oilfield service providers;

•

a comprehensive bundle of network optimization value-added services, such as wide-area network acceleration, policy-based content filtering and firewall Wi-Fi hotspot access management, to maximize public-private sharing of shared assets for multiple tenants and customer groups at one site;

•

proactive network monitoring and management through Network Operations Centers (NOC) that actively manage network availability and serve as in-bound call centers for troubleshooting, 24 hours per day, 365 days per year;

•	maintenance and support through geographically deployed engineering and service support teams as well as warehoused spare equipment inventories.

Global MCS Site Counts

We report the number of sites serviced by MCS on a regular basis and currently define sites based on four categories which include Offshore Drilling Rigs, Offshore Production sites, Maritime, and Other sites, which includes U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases, as well as offshore-related supply bases, shore offices, tender rigs, and platform rigs. The MCS site count does not include IoT sites. As of December 31, 2018, we provided MCS to a total of 1,323 U.S. and non-U.S. sites, a 13.0% increase from 1,171 sites served as of December 31, 2017. Site counts fluctuate with industry conditions and are influenced by oil price, customer capital spending, and other factors. When we provide services for multiple customers at one location, for example, to the drilling contractor, exploration and production operator, and other service companies, we count this as one site. The table below provides site count data as of December 31 of the respective year.

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

Applications & Internet-of-Things (Apps & IoT)

Apps & IoT is our fastest growing segment, and is leading our claim to value for our customers’ digital transformation. In addition to already representing 10.8% of full year 2018 revenue, the value proposition from Apps & IoT is allowing us to gain share in the MCS market for energy.

The energy sector has embraced “Digital Transformation”, a term that encompasses using technology to significantly reduce human operational process time and increase operating margins. Digital transformation typically uses a combination of Industrial IoT (Internet of Things) combined with powerful Artificial Intelligence (AI) backed predictive analytics to monitor and optimize processes in real-time.

Through our Apps & IoT segment, we deliver a combination of turn-key network solutions, value-added services that simplify the management of multiple communications needs, and digital accelerators that collect, secure and analyze operational intelligence data, allowing our customers to increase margins and focus on core operations. As of December 31, 2018, Apps & IoT represented 10.8% of our total revenues and revenue generated from countries outside of the U.S. represented 21.7% of Apps & IoT revenue. We sell our Apps & IoT services not only via direct sales, but also a series of channel partners around the world, which enables us to target customers in industry verticals where we have not established a focused salesforce.

Apps & IoT services delivered over-the-top of the network layer include:

•	The Intelie Live and Intelie Planning platforms which provide advanced real-time predictive analytics and machine learning;

•

Software as a Service (SaaS) applications to enhance remote operations efficiency, safety or crew welfare including weather monitoring primarily in the North Sea (MetOcean) and Adaptive Video Intelligence (AVI), including video analytics and a Video Management System (VMS);

•

An increasingly wide range of Enhanced Cyber Security (ECS) monitoring and protection services including a Security Operations Center (SOC), CyphreTM encryption, AI-backed intrusion detection, Conditional Access, and security ratings;

•	Machine-to-machine IoT networks such as: Supervisory Control and Data Acquisition (SCADA), Broadband Global Access networks (BGAN), and custom Long-Range Access (LoRA).

Intelie, our real-time machine learning platform, delivers value to the energy sector and has applications that improve performance and operational safety, enhance well control, and reduce non-productive time (NPT).

•

Industry-proven algorithms transform sensor data into key performance indicators (KPIs) to reduce NPT, such as connection time for drillpipe or slip-to-slip time. Another set of models can monitor and advise how to improve drilling rate of penetration (ROP), the speed at which a drillbit drills through a formation.

•

Intelie improves safety performance using algorithms that verify whether operational policies are being followed, including pressure testing and emergency disconnect sequence (EDS) checks. We can also corroborate that the correct personnel are on board, enhancing a customers’ ability to track personnel and respond during an emergency.

•

Intelie machine learning assists customers with optimizing well-cleaning procedures, the process of bringing up the cuttings that the drillbit generates while drilling. As an example of this delivers value, the faster the ROP, the more drilling cuttings are generated, which in turn can slow down the ROP as the bit gets stuck on its cuttings.

•	Essential equipment such as blow out preventers (BOP)s, top drives, and pumps send data to Intelie which models and monitors equipment condition, enabling more predictive and assertive maintenance.

Intelie has delivered significant results, helping drilling contractors and operators generate time and cost savings in their upstream operations. Examples include reducing NPT by more than $5.0 million per rig per year and generating around $0.5 million in savings per rig per year in early stage condition-based maintenance. Intelie has also contributed as much as $3 million in software savings for a customer by eliminating extra software by consolidating functionality. For one customer, the Intelie platform processed over 300,000 measurements per second at its peak, synthesizing and displaying actionable results to the end user. The increased linkage between IoT solutions and Intelie allows us to not only provide communications, but also to be directly involved in driving valuable business outcomes for our customers.

RigNet’s IoT network supports over 10,000 different sites, predominantly in the U.S. A key element of our network, devices using the L-band satellite network, has grown substantially during 2018 to include over 5,000 active L-Band enabled IoT sites at the end of December 2018, consuming over 40 gigabytes per month of traffic, or roughly 13.7 megabytes per month per site.

We believe the Apps and IoT segment is an important element of our long-term growth.

System Integration (SI)

Due to our deep knowledge of the energy sector’s needs and wide range of expertise around critical communications in challenging environments, our clients also turn to us to build large network projects within their facilities. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning, and maintenance. Projects are bid on a fixed-cost or time and materials basis with revenue recognized on a percentage of completion basis. As of December 31, 2018, Systems Integration represented 17.4% of our total revenues and revenue generated from countries outside of the U.S. represented 12.0% of SI revenue.

RigNet typically operates as a subcontractor on SI projects, working with other major Engineering, Procurement, and Construction (EPC) companies to deliver the project scope to the end customer. The business is both competitive and cyclical. The typical project length for our SI projects is anywhere from less than one year to approximately two years. We measure the health of this business by our project backlog, or the amount of revenue secured subject to firm contract awards that will be recognized over the life of each project. We report our Project Backlog, shown in the table below as of December 31 of the respective year, on a regular basis. As of December 31, 2018, our Project Backlog of $45.5 million had increased by 75.0% from $26.0 million as of December 31, 2017. The table below provides backlog data as of December 31 for the respective years.

Putting the parts back together

RigNet’s three revenue generating operating segments can each stand alone as separate services, but increasingly, our global customers are seeing higher value in how these products stack together. This has the potential to create what we have termed a synergistic “Flywheel Effect,” illustrated in the graphic below.    Customers who are embracing digital transformation are trying to unlock the operational technology potential of Industrial IoT. We believe this will create a proliferation of connected sensors, forming a large neural-network of data, wrapped in cyber security for protection and interpreted through SaaS-based machine learning platforms. Customers will be able to accelerate their time to value by working with a set of services that are already vertically integrated and optimized to work under the most extreme of operating conditions. This can lower their execution risk for complex systems integrations and reduce upfront capital risk as a fully-managed SaaS service. For RigNet, the effect creates new streams of revenue, while at the same time stimulates pull-through bandwidth demand and increased stickiness to our core network services illustrated in figure 4 below.

Customer Needs

The technology and remote telecommunications industries are highly dynamic and increasingly evolving with customer needs. We serve customers with customized communications, applications and cybersecurity solutions that connect to remote locations via networks, driving demand for reliable, managed communications services in a variety of environmental conditions. For several decades, our core customer base has primarily been off-shore and remote land oil and gas drillers, exploration and production operators, and oilfield service companies. As part of our growth strategy, we seek to expand to other adjacent markets that share substantially similar technical requirements; these include: global enterprise, midstream pipelines, maritime, engineering and construction, disaster recovery services, banking and governments verticals.

The customers we serve depend on maximum reliability, quality and continuity of products and services. Our customers also are generally geographically dispersed and/or have remote operations. These customers are particularly motivated to use secure and highly reliable communications networks because they may require:

•	real-time data collection and transfer methods for safe and efficient operational coordination;

•	the ability to maintain safety standards and optimize performance;

•	data and network security designed to defend up to and against state-level actors’ threats

•	access to key decision makers to enable customers to maximize safety, operational results and financial performance; and

•	access to the internet to allow rig crews and other employees in remote areas to keep in communication with their friends and family and for entertainment.

Our Customers, Their Industry, and Its Impact on RigNet

In 2018, almost all of RigNet’s revenue was derived from customers with some connection to the oil and gas industry. These included our traditional customers in the Upstream segment (drilling contractors, large integrated and independent oil and gas operating companies, and other oilfield service and maritime support companies, etc.), as well as customers in the Midstream segment (pipelines, LNG plants, etc.) and large Engineering, Procurement, and Construction companies working in the Downstream segment. Although no single customer accounted for 10.0% or more of revenue in 2018, our top 5 customers accounted for 23.0% of our total revenue for 2018.

The oil and gas industry is both cyclical and competitive. Our customers’ business plans and activities are significantly impacted by changes in, among other factors, oil and gas prices, global supply and demand for these commodities, geopolitical events, weather, and specific industry sub-segment dynamics (e.g., an oversupply of offshore drilling rigs.) Commodity prices are volatile and it is not unusual for our customers to experience rapid increases or declines which can have both short- and long-term impacts on their spending patterns.

After reaching their most recent peak in 2014, oil prices declined steeply, troughing below $30 per barrel in February 2016. In response, the industry reduced both capital and operating expenses significantly, negatively impacting RigNet’s business. Recovery for the industry has been slow and difficult. However, 2018 saw improved activity levels compared to the previous year with shallow water jackup rig activity increasing more than deepwater rig activity, driven by improved commodity prices and offshore production declines. Additionally, we saw more major construction projects approved for commencement, a factor which contributed to the significant increase in the Project Backlog of our SI business. While we expect conditions for the industry to continue to improve gradually, our long-term growth strategy does not rely solely on significant increases in global offshore drilling activity.

Customer Contracts

In order to streamline the addition of new projects and solidify our position in the market, we have signed contracts with most customers. Generally, we prefer to sign long-term contracts with our customers to increase our confidence in our projected financial performance. Nevertheless, the nature of the oil and gas industry requires us to be flexible to ensure we meet the needs of our customers. The specific services being provided are defined under individual service orders that generally have a term of one to three years for offshore customers with renewal options. Land-based locations are generally shorter term or terminable on short notice without penalty. Service orders are executed under the contracts for individual remote sites or groups of sites, and generally may be terminated early on short notice without penalty in the event of force majeure, breach of the agreement or cold stacking of a drilling rig.

Our Strategy

RigNet’s basic strategy remains unchanged: accelerate digital transformation for our customers by leveraging our core MCS business and introducing new, value-added service solutions. The strategy is composed of three elements:

•	acquire new capabilities through selective mergers, acquisitions, or in-house development;

•	expand the scale and scope of our services within our primary industry vertical, energy;

•	expand into adjacent industry verticals.

Acquire New Capabilities

In 2017, we began to build new capabilities that would be complimentary both to our core MCS business and our improving SI business while enabling us to deliver secure, mission-critical solutions to enable our customers to enjoy the benefits of their digital transformation efforts. The graphic below illustrates our significant strategic acquisitions, their timing, and our rationale for the transaction in terms of whether the acquired company added a capability, expanded our reach to more customers, or both.

Cyphre was our first acquisition in 2017. As digital transformation efforts continue to touch every part of our customers’ businesses from offshore high-pressure blowout preventers to onshore operations planning, data security has become critical and Cyphre expanded our cybersecurity capabilities with advanced enterprise data protection by leveraging hardware-based encryption.

We acquired two additional companies in 2017, ESS and DTS. ESS expanded our product offering, added to our existing midstream SCADA customer portfolio, and strengthened our IoT market position. DTS enhanced our comprehensive communications and IT services to the onshore, offshore, and maritime industries, as well as disaster relief solutions to global corporate clients.

In 2018, we completed the acquisition of Intelie. Intelie is a real-time, predictive analytics company that combines operational expertise with a machine learning approach. Intelie facilitates innovation via Intelie Pipes, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. The Intelie platform empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning.

Finally, in 2018, we completed the separate, but related, acquisitions of Auto-Comm and SAFCON. Auto-Comm provides a broad range of communications services to the oil and gas industry for both onshore and offshore remote locations. Auto-Comm brings over 30 years of systems integration experience in engineering and design, installation, testing, and maintenance. SAFCON offers a diverse set of safety, security, and maintenance services to the oil and gas industry. Auto-Comm and SAFCON have developed strong relationships with major energy companies that complement the relationships that we have established over the years.

We believe that the capabilities acquired through this set of acquisitions enable us to provide a unique set of solutions to our customers that will help them to realize the benefits of their digital transformation efforts and provide us with a differentiating competitive advantage. We expect to be selective about merger and acquisition (M&A) activity in the future. We believe that we have largely acquired the necessary capability set and that networks benefit from scale. As such further M&A activity will likely be more focused on expanding our presence within the Energy industry and/or entering new industries where secure, remote communications are required.

Expand the scale and scope of our services

Our market presence and proven quality of service offer significant organic growth opportunities in energy segments adjacent to upstream where we are well positioned to deliver remote communications solutions.

In the MCS segment, we seek to leverage our current strong market position in drilling rigs, production facilities, and support vessels to grow additional share. Because of established relationships with our customers, reliable and robust service offerings and high-quality customer service, we believe that we are well-positioned to capture new build rigs that our customers add to their fleets as well as stacked rigs that are reactivated. We also seek to organically gain market share against our competitors. We continue to grow our network as well. In 2018, we committed to further invest in our Gulf of Mexico communications infrastructure, which we believe is the largest over-water microwave-based network in the world. This upgrade will add 4G LTE services and 5G capabilities to the existing network to provide both enhanced fixed and mobile services to our customers. This LTE network when complete will be designed to support a theoretical coverage area of up to approximately 45,000 square miles for B2B applications and up to approximately 30,000 square miles for consumer applications. Furthermore, as the onshore unconventional drilling and production industry has continued to grow, we have expanded our services to include not only onshore drilling rigs, but other onshore oilfield service providers.

We also intend to expand our Apps & IoT market share by bundling our new capabilities, including machine learning and cybersecurity, with our MCS offerings for both existing and new customers. Our acquisition of Intelie in 2018 enabled us to offer new solutions to help customers across the value chain continue to focus on improving their operational and financial performance. Through Cyphre, we assist our customers in protecting their mission-critical data both onshore and offshore. Furthermore, we continue to develop additional applications via our internal development team, including AVI, CrewConnect™, and other solutions which deliver increased value to our customers. We have also continued to grow our presence in the IoT market, particularly in energy’s midstream segment, where our robust, bandwidth-optimized applications enable customers to safely, reliably, and efficiently monitor and manage their remote sites and networks.

We continue to expand our Systems Integration market share by pursuing new Systems Integration customers and bids for projects globally to address the growing demand for buildout of large capital projects. We expect to continue to target traditional upstream opportunities, such as new fixed production platforms or onshore operating shorebases, as well as expanding our opportunity set to include new FPSOs and midstream projects, such as remote LNG liquefaction facilities. Additionally, our Apps & IoT capabilities are opening opportunities to introduce our machine learning and other solutions to our customers on these projects, potentially leading to pull-through business where we not only provide our SI solution, but possibly a bundle which includes managed communications and applications.

Expand into adjacent industry verticals

We believe revenue diversity is desirable in terms of product offering as well as industry exposure. We also believe that networks benefit from scale regardless of which end markets we serve with our managed communications product. As such, we will continue to look for and review opportunities in other remote communications market adjacencies that offer significant opportunities for growth and where we are well positioned to take advantage of these opportunities such as aviation, government, and mining. In some cases, we may determine that M&A activity is the most efficient way to enter a new vertical and we will look for targets which could provide both revenue and cost synergies as well as offer an opportunity to leverage our Apps & IoT solutions, many of which, including Intelie and Cyphre, are not energy-specific. However, we may not be able to identify targets which meet our investment criteria. In this case, we may choose to pursue opportunities in a new vertical by adding personnel who bring both expertise and business relationships.

Competitive Strengths

As a global technology company that provides customized communications services, applications, real-time machine learning, and cybersecurity solutions, our competitive strengths include:

•	mission-critical services delivered by a trusted provider with global operations;

•	leading edge technology with proven track record in-market;

•	high-quality customer support with full time monitoring and regional service centers;

•	scalable systems using standardized equipment that leverages our global infrastructure;

•	customized Systems Integration solutions provided by expert telecoms systems engineers;

•	flexible, provider-neutral technology platforms;

•	long-term relationships with leading companies in the oil and gas, maritime, pipeline and engineering and construction industries; and

•	ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication.

Mission-critical services delivered by a trusted provider with global operations: Our longstanding relationships with the customers we serve provide us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements. Our network availability and responsive customer service, along with the high switching costs associated with changing remote communications providers, provide us with a high rate of customer retention. Our global presence allows us to serve our clients around the world, except where government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more effective way to prioritize network traffic. Our ability to offer our customers global coverage sets us apart from regional competitors and allows us to match the breadth of their global operations and speed of deployment. The addition of Cyphre allows us to offer state-of-the-art encryption and network security services for the data communications necessary to safely and efficiently manage remote operations. In addition, our OTT offerings allow us to leverage our network to provide additional offerings for safety, business productivity improvement, and crew comfort.

Leading edge technology with proven track record in-market: Real-time predictive analytics software that works well in highly-connected urban areas and cloud computing, does not work the same in remote locations in high-latency, high-packet loss environments. With over 15 years of designing and managing remote communications in the RigNet brand, 40 years in system integrations design and testing, and over 10 years of experience with the Intelie platform (with now 7 years offshore experience), we have developed expertise that our customers lack.

High-quality customer support with full-time monitoring and regional service centers: Our global end-to-end owned and operated network allows us to provide high quality customer care by enabling us to fully monitor our network. We can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2018, we had 33 service operations centers and warehouses to support and service our customers’ remote sites. We maintain field technicians as well as adequate spare parts and equipment in these service operations centers. Our Global Customer Care (GCC) team staffs our Network Operations Center (NOC) and Security Operations Center (SOC) 24 hours per day, 365 days per year and provides engineering, service delivery, and change management to customers globally. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity.

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a sufficient amount of flexibility to support our growth without substantial incremental capital investment to our network.. Our knowledge and capabilities can be applied to remote sites located anywhere in the world. We generally install standardized equipment at each remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install at each site are the same, but the components that vary are limited in number and tend to be the same for sites located in the same geography. As of December 31, 2018, we contracted capacity from 43 satellites that are co-located at 26 teleports and 25 datacenters worldwide in order to provide our end-to-end solutions. By leasing rather than owning our network enablers and owning the on-site equipment at each site, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high quality equipment at each site tailored to its locale and environmental conditions. We do own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs, and enables ease of service support. In addition, we are able to remain current with technology upgrades due to our back-end flexibility. Our product and service portfolio offers best-in-class technology platforms using the optimal suite of communications and networking capabilities for customers.

Customized Systems Integration solutions provided by expert telecoms systems engineers: Through our acquisition of Nessco Group Holdings Ltd (Nessco) in 2012, Inmarsat’s Enterprise Energy business unit in 2014, TECNOR in 2016, and Auto-Comm and SAFCON in 2018, we provide global customized Systems Integration solutions through our SI business. As the demand for additional telecommunications products and telecoms systems increase with each new technological advance, the need for well-designed, efficient and reliable network infrastructures becomes increasingly vital to customers. Our solutions are custom designed, built and tested by expert engineers based on the customer’s specifications and requirements, as well as international industry standards and best practices. For those customers requiring reliable remote communications services, maintenance and support services and customized solutions for their network infrastructures, RigNet provides a one-stop-shop to satisfy these demands.

Flexible, provider-neutral technology platform: Because we procure communications connections and network equipment from third parties, we are able to customize the best solution for our customers’ needs and reduce our required fixed capital investments. We aim to preserve the flexibility to select particular service providers and equipment so that we may access multiple providers and avoid downtime if any of our initial providers were to experience any problems. By procuring bandwidth from a variety of communications providers instead of owning our own satellites, we are able to minimize capital investment requirements and can expand our geographic coverage in response to customers’ needs with much greater flexibility.

Long-term relationships with leading companies in the oil and gas, maritime, pipeline and engineering and construction industries: We have established relationships with some of the largest companies in the oil and gas, maritime, pipeline and engineering and construction industries. Some of our key customers are the leading drilling contractors around the world, with combined fleets of hundreds of rigs, as well as leading oil and gas, oilfield service, maritime, pipeline and engineering and construction companies. In most cases, these customers have high standards of service that favor strategic providers such as RigNet and work in partnership with us to serve their remote operations.

The ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication: We have the ability to design and implement a broad range of communication solutions using a range of frequencies and modes of communication. These modes of communication include wired, wireless satellite Ku, Ka, C and L frequency bands, wireless WiMAX and Line-of-Sight (LOS) microwave, 3G and 4G LTE services, and 5G-capabilities. This range of communications solutions allows us to offer competitive and reliable communications solutions in a broad range of remote geographic locations where our customers operate. This helps us meet our customers’ requirements for choosing their provider(s) based on network availability while factoring in price.

Suppliers

Although we have preferred suppliers of technology, telecommunications and networking equipment, nearly all technology utilized in our solutions is available from more than one supplier.

In addition, we do not rely on one satellite provider for our entire satellite bandwidth needs except for certain instances in which only one satellite bandwidth provider is available in an operating location, which is typically due to licensing restrictions or where only one satellite provider can offer a particular bandwidth. This approach generally allows us flexibility to use the satellite provider that offers the best service for specific areas and to change providers if one provider experiences any problems.

Competition

The technology and remote telecommunications industry is highly competitive. We expect competition in the markets that we serve to persist, intensify and change. We face varying degrees of competition from a wide variety of companies, including potential new entrants from providers to adjacent vertical markets and from forward integration by some of our suppliers deeper in the industry value chain, since successful service and system development is not necessarily dependent upon substantial financial resources.

Our primary global competitor in MCS is Speedcast International Ltd. Both Panasonic, through its ITC Global subsidiary, and Tampnet have begun to expand their presence as active providers of communications services to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. Specifically, in our U.S. onshore operations, we face competition from: wireless network providers, drilling instrumentation providers, living quarters companies, and other pure-play providers like us.

Our customers generally choose their provider(s) based on the quality and availability of the service and the ability to restore service quickly when there is an outage. Pricing and breadth of service offerings are also factors. Our customers depend on maximum availability, quality and continuity of products and service. Established relationships with customers and proven performance serve as significant barriers to entry.

While we experience competition in our markets, we believe that our Apps & IoT offerings are a key differentiator that strategically aligns with our customers’ need to achieve digital transformation and business synergy goals. However, as our serviceable market has seen significant expansion due to our organic and inorganic growth in Apps & IoT, so has our competitor list. Our competitors now include IBM, Microsoft, Google, Kongsberg Gruppen ASA and other smaller pure-play providers.

Our customers choose the accelerated speed and value created by a vertically aligned stack. We believe that we are unique in our vertically offering both Apps & IoT offerings over-the-top of our MCS offering. We call this unique value proposition created by our vertically aligned stack the “vertical of one”.

Employees

As of December 31, 2018, we had approximately 604 full time employees consisting of 316 in North America, 113 in Latin America, 104 employees in Europe/Africa and 71 employees in the Middle East and Asia Pacific.

Geographic Information

See Note 12 — “Segment Information,” in our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding revenues and assets attributable to our domestic and international operations.

Other Information

Corporate Structure and History

We were incorporated in Delaware on July 6, 2004. Our predecessor began operations in 2000 as RigNet, Inc., a Texas corporation. In July 2004, our predecessor merged into us. The communications services we provide to the offshore drilling and production industry were established in 2001 by our predecessor, who launched initial operations in the Asia Pacific region. We have since evolved into one of the leading global providers of remote communications services.

Principal Executive Offices

Our corporate headquarters is located at 15115 Park Row Blvd, Suite 300, Houston, Texas. Our main telephone number is +1 (281) 674-0100.

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

Smaller Reporting Company Status

In June 2018, the SEC issued Release 33-10513; 34-83550, Amendments to Smaller Reporting Company Definition, which changed the definition of a smaller reporting company in Rule 12b-2 of the Exchange Act. Under this release, the new thresholds for qualifying are (1) public float of less than $250 million or (2) annual revenue of less than $100 million and public float of less than $700 million (including no public float). Under the amended rule, RigNet now qualifies as a smaller reporting company. A smaller reporting company may choose to comply with scaled or non-scaled financial and non-financial disclosure requirements on an item-by-item basis. The Company may determine to provide scaled disclosures of financial or non-financial information in future quarterly reports, annual reports and/or proxy statements if it remains a smaller reporting company under SEC rules.

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

•

our ability to manage and grow our business and execute our business strategy, including developing and marketing additional Apps & IoT solutions, expanding our market share, increasing secondary and tertiary customer penetration at remote sites, enhancing systems integration and extending our presence into complementary remote communication segments through organic growth and strategic acquisitions;

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

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on Company expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and it cannot assure any reader that such statements will be realized, or the forward-looking statements or events will occur. Risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements include, without limitation:

•	the effect of economic conditions in the oil and gas industry, including fluctuations in commodity prices and the level of oil and gas exploration, development and production;

•	the outcome of legal proceedings in which the Company is a party, including the GX dispute;

•	changes in the demand for our services and solutions;

•	the availability of labor at reasonable prices;

•	changes in laws and regulations in the telecommunications, technology or oil and gas industries;

•	our ability to renew, extend or retain our contracts or to obtain new contracts with significant customers;

•	our lack of long-term, committed-volume purchase contracts with our customers;

•	increased competition and competitive factors in the markets in which we operate;

•	the concentration of our customer base as well as our dependence on a limited number of key customers;

•	our ability to protect our intellectual property and the cost of doing so;

•	our ability to extend our presence into other verticals and complementary remote communication segments;

•	our ability to increase secondary and tertiary customer penetration at remote sites;

•	the risk that we fail to fully realize the potential benefits of or have difficulty in integrating the companies we acquire or have already acquired;

•	our ability to develop and market additional products and services;

•	the possibility that we or our third-party providers may violate the complex regulatory schemes, including anti-corruption laws, in foreign countries in which we operate;

•	the impact on our business, or the business of our customers, as a result of credit rating downgrades and fluctuating interest rates;

•	changes in currency exchange rates;

•	our ability to comply with the financial covenants in our credit agreement and the consequences of failing to comply with such financial covenants;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	the effect of changes in political conditions in the U.S. and other countries in which we operate;

•	the possibility that we, or our third-party providers, may experience equipment failures, natural disasters, cyber-attacks or terrorist attacks;

•	the possibility that we experience failures in compliance with applicable consumer-protection and date privacy laws and regulations;

•	the possibility that we are unable to operate in certain foreign countries due to export control laws; and

•

other risks and uncertainties described under “Item 1A. Risk Factors” and other sections in this Annual Report on Form 10-K and as included in our other filings with the U.S. Securities and Exchange Commission.

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

Government Regulation

The following is a summary of the regulatory environment in which we currently operate and does not describe all present or proposed international, federal, state and local legislation and regulations affecting the communications industry, some of which may change the way the industry operates as a result of administrative or judicial proceedings or legislative initiatives. We cannot predict the outcome of any of these matters or the impact on our business.

The telecommunications industry is highly regulated. Most of the services we provide in our MCS segment require licenses or approvals from regulatory authorities in various countries. In the United States, we are subject to the regulatory authority of the Federal Communications Commission (FCC). Regulation of the telecommunications industry continues to change rapidly. Our U.S. services are currently provided on a private carrier basis, rather than a common carrier basis, and are therefore subject to lighter regulation under the U.S. Communications Act of 1934, as amended (the Act), and the regulations of the FCC. If the FCC determines that the services of RigNet or its subsidiaries constitute common carrier offerings subject to common carrier regulations, we may be subject to significant costs to ensure compliance with the applicable provisions of those laws and regulations. We may be subject to enforcement actions including, but not limited to, fines, cease and desist orders, or other penalties if we fail to comply with all applicable requirements.

For our U.S. business we maintain licenses with rights to the electromagnetic spectrum, including fixed microwave licenses, very small aperture terminal (VSAT) earth station licenses, various private and commercial mobile radio service licenses, broadband radio licenses and contracts for wireless communications service licenses. Failure to maintain appropriate licenses could subject RigNet to fines imposed by the FCC. In 2015 we participated in FCC Auction 97 and won AWS-3 spectrum. Subsequently in 2018, we purchased previously auctioned 700MHz spectrum from a large carrier. In order to maintain our spectrum, we must build a network to support it. If we fail to meet construction deadlines associated with these network build outs, we could be subject to forfeiture of the electromagnetic spectrum.

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

Like the FCC, the state public utility commissions (PUCs) impose various regulatory fees, universal service requirements, reporting and prior approval requirements for transfer or assignments. The FCC and state PUCs have jurisdiction to hear complaints regarding the compliance or non-compliance with these and other carrier requirements of the Act and the FCC’s rules, and similar state laws and regulations.

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

We must generally register to provide our telecommunications services in each country in which we do business. The foreign laws and regulations governing these services are often complex and subject to change with short or no notice. At times, the rigs or vessels on which our equipment is located and to which our services are provided will need to operate in a new location on short notice and we must quickly make regulatory provisions to provide our services in such countries. Failure to comply with any of the laws and regulations to which we are subject may result in various sanctions, including fines, loss of authorizations and denial of applications for new authorizations or for renewal of existing authorizations.

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

A large portion of our business fluctuates with the level of global oil and natural gas exploration, development and production, as a large portion of our customers are energy related.

Demand for our remote communication services and collaborative applications depends on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas. Our business will suffer if these expenditures decline. Our customers’ willingness to explore, develop and produce oil and natural gas depends largely upon prevailing market conditions that are influenced by numerous factors over which we have no control, including:

•	the supply, demand and price expectations for oil and natural gas;

•	capital expenditure levels of producers of oil and natural gas and drillers;

•	the addressable market and utilization rate for drilling rigs and oilfield services;

•	the ability of the Organization of Petroleum Exporting Countries (OPEC) or non-OPEC countries to influence and maintain production levels and pricing;

•	the worldwide political, regulatory and economic environment;

•	the degree to which alternative energy sources displace oil and natural gas; and

•	advances in exploration, development and production technology.

Oil and gas prices are volatile, and the oil and gas business is cyclical. When prices are perceived as being too low, to generate acceptable returns, companies reduce expenditures for exploration and production. In 2018, oil prices experienced heightened volatility, with prices falling significantly in the last quarter of the year. As a result, we have seen a material decline in the demand for our products and services and significant pressure on the prices we can charge.

Furthermore, our customers have experienced declines in their cash flows which has led to delays in payment, or nonpayment, for our products and services. Commodity price declines and increased volatility have particularly affected our customers’ budgets for offshore capital investments and expenditures which has had a material and adverse effect on our addressable market. These conditions have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The Global Xpress (GX) dispute may have a material adverse effect on us.

See a more complete discussion of the GX dispute in Note 9 of the Notes to Consolidated Financial Statements and in Item 3, Legal Proceedings of this Annual Report on Form 10-K.

As previously announced on December 3, 2018, the International Centre for Dispute Resolution arbitration panel found that RigNet’s take-or-pay obligation for GX service had commenced and that RigNet owed Inmarsat $50.8 million, subject to any offsets from RigNet’s counterclaims in Phase II of the arbitration. This is an interim ruling, and RigNet is not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. The Company currently expects a Phase II ruling in the second half of 2019. As of December 31, 2018, RigNet has an accrued liability of $50.8 million related to the GX dispute loss contingency.

Our assessment of our potential loss contingency may change in the future due to developments at the arbitration, and such reassessment could lead to the determination that a greater loss contingency is probable, which could have a material adverse effect on our business, financial condition and results of operations. Amounts of estimated loss contingency accruals as disclosed in this Annual Report on Form 10-K or elsewhere are based on currently available information and involve elements of judgment and significant uncertainties. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the estimated amount.

If our efforts to reduce the award through our Phase II counterclaims are unsuccessful, payment of an award to Inmarsat will reduce our liquidity. Although we have secured the first amendment to the third amended and restated credit agreement (Updated Credit Agreement), if we do not meet our planned financial targets, we could not have sufficient capacity under the Updated Credit Agreement to pay the award. Our Updated Credit Agreement requires us to have a consolidated leverage ratio of 3.25 to 1.00 in the quarter that RigNet makes a final irrevocable payment of all monetary damages from the GX dispute. No assurances can be made that we will have sufficient leverage ratio to draw on the Updated Credit Agreement and pay a final award.

Many of our contracts have arbitration clauses, which may limit our ability to appeal adverse rulings.

As many of our contracts have arbitration clauses, we are and can be subject to arbitration proceedings. Arbitration findings are typically binding, which limits our ability to appeal adverse rulings. Adverse arbitration rulings can harm our business, financial conditions and results of operations.

Our industry is characterized by rapid technological change, and if we fail to keep pace with these changes or if access to telecommunications in remote locations becomes easier or less expensive, our business, financial condition and results of operations may be harmed.

Recently some remote communications providers are offering the use of LTE and high-throughput satellite (HTS) service, instead of or in addition to the conventional Ku-band and C-band satellite space segments used today. Our business may be harmed if our competitors are more successful than us in introducing LTE and or HTS services to meet customer needs.

If alternative telecommunications services to remote locations become more readily accessible or less expensive, our business will suffer. New disruptive technologies could make our VSAT-based networks or other services obsolete or less competitive than they are today, requiring us to reduce the prices that we are able to charge for our services or causing us to undergo expensive transitions to new technologies. We may not be able to successfully respond to new technological developments and challenges or identify and respond to new market opportunities, services or solutions offered by competitors. In addition, our efforts to respond to technological innovations and competition may require significant capital investments and resources. Furthermore, if we invest either organically or through Mergers and Acquisitions in a new technology and any such technology is not successful, our business, financial conditions and results of operations may be harmed.

Failure to obtain and retain skilled personnel could impede our business and growth strategy.

Our operations depend on a highly qualified executive, sales, technical, development, service and management team. We face particularly high competition for cybersecurity and engineering talent. Failure to attract, recruit, retain and develop qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

In the event that our cyber security measures fail or are otherwise inadequate, our systems or reputation may be damaged which could harm our business, financial conditions and results of operations. Further, failure to comply with data privacy requirements applicable to us could result in costly regulatory enforcement actions and the imposition of significant penalties.

We rely heavily on information systems to run our business and our customers rely on our networks and security measures in running their businesses. Given that our customer’s own and operate critical infrastructure, the nature of cybersecurity threats are advanced and persistent. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such attacks. If such incidents or attacks do occur, they could have a material impact on our systems including degradation of service, service disruption, excessive call volume to call centers and damage to our facilities, equipment and data. In addition, we could be adversely affected by the theft or loss of confidential customer data or intellectual property. With the acquisition of Cyphre, we now market our cybersecurity services as an expertise. A successful cyberattack against us or one of our cybersecurity customers may create negative publicity resulting in reputation or brand damage with customers. We may be required to expend significant resources to protect against these events or to alleviate problems, including reputational harm, customer loss and litigation, caused by these events or the failure or inadequacy of our security systems, which could have a material adverse effect on our business, financial condition and results of operations.

Further, the regulatory framework for privacy issues worldwide is complex and evolving, and we believe it is likely to remain uncertain for the foreseeable future. Many federal, state and foreign government entities and agencies have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission and state breach notification laws. Internationally, certain of the jurisdictions in which we operate have established their own data security and privacy legal framework with which we must comply. For example, the European Union has issued the General Data Protection Regulation (GDPR), which applies to anyone doing business in Europe. In general, GDPR sets a higher bar for privacy compliance, including new data subject rights, new mandatory security breach notification requirements, requirements to conduct data protection impact assessments and extensive record keeping requirements. Failure to comply with GDPR can have significant consequences, including substantial fines and reputational damage. We continue to analyze the GDPR in respect of its burden and applicability to our global business operations. We may fail to comply with any of these requirements, and compliance with these requirements may increase our compliance burden and costs.

We have made and expect to continue to make selective acquisitions as a primary component of our strategy. We may not be able to identify suitable acquisition candidates or consummate acquisitions on acceptable terms, or we may be unable to successfully integrate acquisitions, which could disrupt our operations and adversely impact our business and operating results.

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

If we fail to conduct due diligence on our potential targets effectively, we may not identify problems at target companies or fail to recognize incompatibilities or other obstacles to successful integration. Our inability to successfully integrate future acquisitions could impede us from realizing all of the benefits of those acquisitions and could severely weaken our business operations. The integration process may disrupt and, if new technologies, products or businesses are not implemented effectively, may preclude the realization of the full benefits expected by us and could harm our results of operations. In addition, the overall integration of new technologies, products or businesses may result in unanticipated problems, expenses, liabilities and competitive responses. The difficulties in integrating acquisitions include, among other things:

•	maintaining employee morale and retaining key employees;

•	integrating the cultures of both companies;

•	integrating IT systems, internal control environments, accounting and back office functions;

•	preserving important strategic customer relationships;

•	consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•	coordinating and integrating geographically separate organizations.

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

Attempts to enter new verticals may not be successful

As part of our growth strategy, we attempt to enter new verticals, and offer new and innovative products and services. We have and intend to enter new verticals and launch new products both organically and through selective mergers and acquisitions. Our attempts to enter new verticals and launch new products and services may not be successful, costing us money and diverting management time and attention.

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

Our updated credit agreement requires us to maintain certain financial covenant ratios. These ratios may limit our capacity to finance our GX liability, growth strategy and operations. Furthermore, if we fail to comply with the covenants contained in our credit facility, including as a result of events beyond our control, technical or other default could result, which could materially and adversely affect our operating results and our financial condition.

We amended our credit facility in February 2019. Our credit agreement now contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 as of December 31, 2018. Additionally, the credit agreement requires a consolidated leverage ratio, as defined in the credit agreement, of less than or equal to 2.75 to 1.00 as of December 31, 2018. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the quarter that RigNet makes a final irrevocable payment of all monetary damages from the GX dispute. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the credit agreement are secured by substantially all the assets of the Company.

If we approach our covenant limits, we will be limited in our ability to finance our GX liability, acquisitions, capital and operating expenditures. Should this happen we would pursue additional financing, either debt and or equity. We may incur financing and legal fees attempting to amend our current credit agreement, or in pursuing other debt and or equity financing. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all.

Our growth strategy requires substantial capital and acquisition expenditures. We may be unable to obtain required capital or financing on satisfactory terms.

To support our growth strategy, we expect to continue to make substantial capital expenditures and acquisitions. We expect to fund capital expenditures and acquisitions with cash generated by operations and borrowings under our revolving credit facility or capital markets transactions; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. Furthermore, raising equity capital would generally dilute existing shareholders. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all.

Our strategy of moving up the technology stack entails entering new business lines that could fail to attract or retain users or generate revenue.

A key element of our growth strategy is to move up the technology stack, that is to leverage our existing network to provide application layer solutions to our network customers. In 2017, we began reporting a new segment, Apps & IoT, to capture results from these new OTT services, such as SCADA, MetOcean, BlackTIE, CyphreLink and Adaptive Video Intelligence. In addition, in 2018, we acquired Intelie which brings us a real-time machine-to-machine learning offering, Intelie Live. We continue to expect to invest in new lines of business, new products and other new initiatives to generate revenue. Our customers may not adopt some of our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. Furthermore, efforts at establishing new lines of business could divert management attention from our core MCS network and Systems Integration businesses. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.

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

Our results in 2018 and 2017 were negatively impacted by certain satellite outages and interruptions by certain of our providers. These incidents caused RigNet to lose forecasted revenues and to experience increased costs as we had to make alternative arrangements for our customers. We cannot assure you that we will not suffer future satellite outages or that any potential future outage will not have a material impact on our business, results of operations or financial condition. Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from certain risks, including satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties.

Failure of our microwave, WiMax and/or LTE network or loss of platform access could materially impact our results of operations.

Our microwave network is a Line-of-Site (LOS) system that operates by relaying microwave communications from one microwave site to another that must be within visible sight. When a microwave site on a microwave relay is rendered inoperable subsequent dependent sites are also rendered inoperable. As such the risk of a microwave site being rendered inoperable by weather, technical failure, loss of access to an operator’s platform space or other means will likely cascade to other dependent microwave sites. We do not insure for loss of a microwave site or business interruption caused by the loss of such a site as we believe the cost of such insurance outweighs the risk of potential loss, so the loss of a microwave site or any business interruption could harm our business, financial condition and results of operations.

We are subject to anti-corruption and export control laws that have stringent compliance standards for us.

We are subject to a number of applicable export control laws and regulations of the United States as well as comparable laws of other countries. We cannot provide services to or in certain countries subject to United States trade sanctions administered by the Office of Foreign Asset Control of the United States Department of the Treasury or the United States Department of Commerce unless we first obtain the necessary authorizations. If our customers move their sites into countries subject to certain sanctions, we may not be able to serve them, in which case, our revenues will be adversely impacted, and we may have additional costs incurred as well. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-corruption laws that, generally, prohibit bribes or unreasonable gifts to governments or officials. Violations of these laws or regulations could result in significant additional sanctions including fines, more onerous compliance requirements, and more extensive debarments from export privileges or loss of authorizations needed to conduct aspects of our international business. In certain countries, we engage third-party agents or intermediaries to act on our behalf in dealings with government officials, such as customs agents, and if these third-party agents or intermediaries violate applicable laws, their actions may result in penalties or sanctions being assessed against us.

Many of our potential customers are resistant to new solutions and technologies, which may limit our growth.

Although there is a strong focus on technology development within the oil and gas industry, some of the companies in the upstream oil and gas industry are relatively conservative and risk averse with respect to adopting new solutions and technologies in the area of remote communications. As a result of the sustained downturn in oil and gas prices, many of our customers focus on price rather than the value new technologies bring them, further slowing the uptake of new solutions and technologies. Some drilling contractors, oil and gas companies and oilfield service providers may choose not to adopt new solutions and technology, such as ourOTT offerings, which may limit our growth potential.

Systems Integration projects are heavily dependent on cost, productivity, schedule and performance management.

We account for Systems Integration contracts using accounting rules for construction-type contracts. Factors that may affect future project costs and margins include the price and availability of labor, equipment and materials, productivity, as well as the time necessary to obtain approvals and permits. If we make inaccurate estimates, or if we find errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, changes in local labor conditions, weather delays, changes in the costs of equipment and materials, or our suppliers’ or subcontractors’ inability to perform, or changes in foreign exchange rates, then cost overruns may occur. We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. In accordance with the accounting guidance, we would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is needed. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

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

Our executive officers have an average tenure with RigNet of approximately two years. The planned transition to our new executive team could negatively affect our relationships with key customers, particularly in our core MCS business, and our employee morale. Any such effects could materially and adversely affect our business and results of operations.

A significant portion of our revenue is derived from a relatively small number of customers and the loss of any of these customers would materially harm our business, financial condition and results of operations.

Although we continue to diversify our customer base, we still receive a significant portion of our revenue from a relatively small number of large customers, among them being Royal Dutch Shell Plc, Bechtel Corporation, Ensco Plc, Seadrill Ltd., Baker Hughes, Veripos, Rowan, Noble Corporation Plc, Halliburton and Chevron. Although none of these customers represents more than 10% of our annual revenue, should one or more of these customers terminate or significantly reduce their business with us and we were not able to replace such revenue, our business, financial condition and results of operations would be materially harmed. Noble Corporation is transitioning the managed communications services we provided to one of our competitors. Noble was one of our top 10 customers in 2018 and 2017, and a number of Noble sites departed service in the latter half of 2018 and further Noble sites are expected to depart service in 2019. If we cannot replace this lost revenue, our financial condition and results of operations would be materially harmed. As our top customers are concentrated in energy, should there be any adverse impact on the energy business that caused our customers to reduce demand for our services our financial condition and results of operations would be materially harmed.

We may not be able to compete successfully against current and future competitors.

We expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. Our primary global competitor is Speedcast International Ltd. Panasonic, through its ITC Global subsidiary, and Tampnet have begun to expand their presence as active providers of communications services to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations and their willingness to provide services for a lower profit margin. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

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

As we expand into new markets, we may experience increased competition from some of our competitors that have prior experience or other business in these markets or geographic regions. In addition, some of our customers may decide to insource some of the MCS solutions that we provide, in particular our terrestrial communication services (e.g., Line-of-Site (LOS) or Worldwide Interoperability for Microwave Access (WiMAX)), which do not require the same level of maintenance and support as our other services. Our success will depend on our ability to adapt to these competitive forces, to adapt to technological advances, to develop more advanced services and solutions more rapidly and less expensively than our competitors, to continue to develop and deepen our global sales and business development network, and to educate potential customers about the benefits of using our solutions rather than our competitors’ services or in sourced solutions. Our failure to successfully respond to these competitive challenges could harm our business, financial condition and results of operations.

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

We operate in many countries around the world, including countries in Asia, the Middle East, Africa, Latin America and Europe and intend to continue to expand the number of countries in which we operate. However, because operations in some countries may be temporary, the total number of countries in which we operate fluctuates. There are many risks inherent in conducting business internationally that are in addition to or different than those affecting our United States operations, including:

•

foreign laws and regulations that may be vague or arbitrary, lack traditional concepts of due process, and be subject to unexpected changes or interpretations, resulting in difficulty enforcing contracts or timely collection of receivables;

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

The authorities in the countries where we operate may introduce additional regulations for the oil and gas and communications industries. New rules and regulations may be enacted, or existing rules and regulations may be applied or interpreted in a manner which could limit our ability to provide our services. Amendments to current laws and regulations governing operations and activities in the oil and gas industry and telecommunications industry could harm our operations and financial results. Compliance with and changes in tax laws or adverse positions taken by taxing authorities could be costly and could affect our operating results.

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

We own, and maintain certain intellectual property assets, including patents, patent applications, copyrights and trademarks, trade secrets, and rights to certain domain names, which we believe are collectively among our most valuable assets. We seek to protect our intellectual property assets through the laws of the U.S. and other countries of the world, and through contractual provisions. However, the efforts we have taken to protect our intellectual property assets and proprietary rights might not be sufficient or effective at stopping unauthorized use of those rights. If we are unable to protect our proprietary rights from unauthorized use, the value of our intellectual property assets may be reduced.

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

We continue to update and enhance our information systems. If a problem occurs that impairs or compromises this infrastructure, systems upgrades and/or new systems implementations, the resulting disruption could impede our ability to perform accounting, invoice, process orders, generate management reports or otherwise carry on business in the normal course. Any such events could cause us to lose customers and/or revenue and could require us to incur significant expense to remediate. Additionally, any such events could adversely harm our legal, accounting and compliance capabilities including but not limited to: our ability to timely file reports with the SEC; maintain effectiveness of internal control; timely file financial statements required by certain statutes; timely file compliance reports with our lenders under our credit agreement; and timely file income taxes with the IRS, foreign taxing authorities, and local taxing authorities.

Severe weather in the Gulf of Mexico or other areas where we operate could harm our business, financial condition and results of operations.

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

As of March 11, 2019, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 25.7% of our outstanding voting power and have a seat on our board of directors. Additionally, as of March 11, 2019, funds associated with FMR, LLC, owned in the aggregate shares representing approximately 15.0% of our outstanding voting power, and funds associated with Arrowpoint Asset Management, LLC, owned in the aggregate shares representing approximately 13.0% of our outstanding voting power. As a result, any of these stockholders could potentially have significant influence over all matters presented to our stockholders for approval, including election or removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our services and solutions.

During the year ended December 31, 2018, 8.4% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars. In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material effect on our reported earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

The average daily trading volume of our stock in 2018 was approximately 56 thousand shares. Due to the low trading volume our stock may be subject to more market volatility than other more liquid stocks, without regard to our performance. Stock price volatility and sustained decreases in our share price could subject our stockholders to losses and subject us to takeover bids or lead to action by NASDAQ. The trading price of our common stock has been, and may continue to be, subject to fluctuations in price in response to various factors, some of which are beyond our control, including, but not limited to:

•

quarterly announcements and variations in our results of operations or those of our competitors, either alone or in comparison to analysts’ expectations or prior Company estimates, including announcements of site counts, rates of churn, loss of a material customer, and operating margins that would result in downward pressure on our stock price;

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

In addition, we are only covered by two analysts, which could lead to less independent analysis for shareholders.

We are a smaller reporting company and, as such, our common stock may be less attractive to investors.

We are a smaller reporting company, (i.e. a company with less than $250 million of public float) and we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies. We cannot predict if investors will find our common stock less attractive as a result of our smaller reporting company status. If some investors find our common stock less attractive as a result of our choices, there may be a less active trading market for our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Facilities

We lease 28,808 square feet of headquarters office space located in Houston, Texas. The term of this lease runs through June 2025. We also own a custom built, approximately 26,000 square foot facility in Aberdeen, Scotland, a 55,000 square foot facility in Lafayette, Louisiana and a 13,000 square foot facility in Breaux Bridge, Louisiana.

We have other offices under lease in Lafayette, Louisiana; Denver, Colorado; Stavanger, Norway; Doha, Qatar and Singapore, and additional leased offices, warehouses and service centers in the United States, Brazil, Mexico, Nigeria, Malaysia, Australia, United Arab Emirates and Saudi Arabia. We believe our facilities are adequate for our current needs and for the foreseeable future.

Item 3. Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. That former executive filed counterclaims against the Company and one of its independent directors. The parties entered into a settlement agreement resolving all claims amongst themselves in May 2018 and dismissed the litigation and arbitration proceedings. The Company incurred legal expense of approximately $0.6 million and $0.9 million in connection with this dispute for the year ended December 31, 2018 and 2017, respectively.

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Phase I of the arbitration, now concluded, concerned only whether RigNet’s take or pay obligation ever commenced under the agreement. In December 2018, the panel’s Phase I ruling found that a take-or-pay obligation under a January 2014 contract had commenced and that RigNet owed Inmarsat $50.8 million, subject to any offsets from RigNet’s counterclaims in Phase II of the arbitration. The Phase I ruling is an interim ruling, and RigNet is not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. The Company currently expects a Phase II ruling in the second half of 2019.

The Company has an accrued liability of $50.8 million, based on the Phase I interim award amount. While management believes it has strong counterclaims, which will be heard in Phase II and could reduce the ultimate liability, the amount of the final award is not estimable at this time. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the accrued amount. Based on the information available at this time, the potential final loss could be based on the Phase I ruling less any offsets from RigNet’s counterclaims in Phase II of the arbitration offset by any potential counterclaims by Inmarsat, including interest and fees. As such, the range of the ultimate liability is currently not estimable.

During the year ended December 31, 2018, the Company has accrued $50.6 million of expense, net of approximately $0.2 million of prior accruals, in the Corporate segment. The Company has incurred legal expenses of $2.2 million and $1.6 million in connection with the GX dispute for the years ended December 31, 2018 and 2017, respectively. The Company may continue to incur significant legal fees, related expenses and management time in the future.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RigNet’s common stock, $0.001 par value, is traded on the NASDAQ Global Select Market (NASDAQ), under the ticker symbol RNET. There were approximately 111 holders of record of RigNet’s common stock on record as of February 28, 2019.

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

Stockholder Return Performance Presentation

The following graph compares the change in the cumulative total stockholder return on our common stock during the period from December 31, 2013 through December 31, 2018, with the cumulative total return on the NASDAQ Composite Index, the PHLX Oil Service Sector Index and the NASDAQ Telecommunications Index. The Oil Service Sector Index is a price-weighted index composed of the common stocks of 15 companies that provide oil drilling and production services, oilfield equipment, support services, and geophysical/reservoir services. The comparison assumes that $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends, if any.

Comparison of Cumulative Total Return

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
RigNet, Inc. (1)	100	86	43	48	31	26
NASDAQ	100	113	120	129	165	159
Oil Service Sector	100	75	56	65	53	29
NASDAQ Telecommunications	100	109	101	116	136	140

(1)	Based on the last reported sale price of the Company’s stock as reported by NASDAQ on the disclosed date or nearest date prior to disclosed date on which a sale occurred.

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

We have never declared or paid any cash dividends on our common stock.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Comprehensive Income (Loss) Data:
Revenue	$238,854	$204,892	$220,623	$271,260	$330,174

Expenses:
Cost of revenue (excluding depreciation and amortization)	146,603	131,166	129,759	163,238	188,209
Depreciation and amortization	33,154	30,845	33,556	32,471	29,462
Impairment of intangibles	—	—	397	14,262	2,719
Selling and marketing	12,844	8,347	7,172	9,449	9,298
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)	—	—
GX dispute	50,612	—	—	—	—
General and administrative	53,193	44,842	53,469	63,192	66,402

Total expenses	299,949	214,880	223,074	282,612	296,090

Operating income (loss)	(61,095)	(9,988)	(2,451)	(11,352)	34,084
Interest expense	(3,969)	(2,870)	(2,708)	(2,054)	(2,185)
Other income (expense), net	4	133	(313)	(845)	(516)

Income (loss) before income taxes	(65,060)	(12,725)	(5,472)	(14,251)	31,383
Income tax (expense) benefit	2,746	(3,472)	(5,825)	(2,409)	(15,400)

Net income (loss)	(62,314)	(16,197)	(11,297)	(16,660)	15,983
Less: Net loss (income) attributable to:
Non-redeemable, non-controlling interest	139	(21)	210	314	348

Net income (loss) attributable to RigNet, Inc. stockholders	$(62,453)	$(16,176)	$(11,507)	$(16,974)	$15,635

Net income (loss) per share attributable to RigNet, Inc. common stockholders:
Basic	$(3.34)	$(0.90)	$(0.65)	$(0.97)	$0.90

Diluted	$(3.34)	$(0.90)	$(0.65)	$(0.97)	$0.87

Weighted average shares outstanding:
Basic	18,713	18,009	17,768	17,534	17,321

Diluted	18,713	18,009	17,768	17,534	17,899

Other Non-GAAP Data:
Adjusted EBITDA	$34,793	$29,669	$37,181	$46,907	$73,735

The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue and net income of $17.7 million and $2.2 million, respectively, for year ended December 31, 2018. The 2017 acquisitions of ESS, DTS and Cyphre contributed $5.1 million of revenue for the year ended December 31, 2017. The 2017 acquisitions contributed $1.4 million to net income for the year ended December 31, 2017. The GX dispute and change in fair value of earn-out/contingent consideration are now presented as separate financial statement line items, and all historical data have been recast to conform to the current year presentation.

	December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$21,711	$34,598	$57,152	$60,468	$66,576
Restricted cash—current	41	43	139	543	1,200
Restricted cash—long-term	1,544	1,500	1,514	—	62
Total assets	258,925	230,094	230,972	258,116	299,837
Current maturities of long-term debt	4,942	4,941	8,478	8,421	8,405
Long-term debt	72,085	53,173	52,990	69,238	77,706
Long-term deferred revenue	318	546	254	359	516

Non-GAAP Financial Measures

We refer to Adjusted EBITDA in this Annual Report on Form 10-K and from time to time in other filings that we make with the SEC. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP and should not be considered as an alternative to net income (loss), operating income (loss), basic or diluted earnings (loss) per share or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA or similarly titled measures in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges, the GX dispute and non-recurring items. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. We encourage you to evaluate these adjustments and the reasons we consider them appropriate.

We believe Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

•

investors and securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies, and we understand investor’s and analyst’s analyses include Adjusted EBITDA;

•

by comparing our Adjusted EBITDA in different periods, investors may evaluate our operating results without the additional variations caused by items that we do not consider indicative of our core operating performance and which are not necessarily comparable from year to year; and

•	Adjusted EBITDA is an integral component of Consolidated EBITDA, as defined and used in the financial covenant ratios in our credit agreement.

Our management uses Adjusted EBITDA:

•	to indicate profit contribution;

•	for planning purposes, including the preparation of our annual operating budget and as a key element of annual incentive programs;

•	to allocate resources to enhance the financial performance of our business; and

•	in communications with our Board of Directors concerning our financial performance.

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles and property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on sales of property, plant and equipment, net of retirements;

•	Adjusted EBITDA does not reflect the stock-based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of earn-outs and contingent consideration;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Adjusted EBITDA does not reflect the GX dispute; and

•

although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements.

The following table presents a reconciliation of net income (loss) to Adjusted EBITDA for each of the periods presented. Net income (loss) is the most comparable GAAP measure to Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(62,314)	$(16,197)	$(11,297)	$(16,660)	$15,983
Interest expense	3,969	2,870	2,708	2,054	2,185
Depreciation and amortization	33,154	30,845	33,556	32,471	29,462
Impairment of goodwill, intangibles and property, plant and equipment	—	—	397	14,262	2,719
Foreign exchange impact of intercompany financing activities	—	—	—	—	856
(Gain) loss on sales of property, plant and equipment, net of retirements	331	55	(153)	(41)	(44)
Stock-based compensation	4,712	3,703	3,389	3,660	4,252
Restructuring costs	842	767	1,911	7,410	—
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)	—	—
Executive departure costs	406	1,192	1,884	1,000	—
Acquisition costs	2,284	3,282	240	342	2,922
GX dispute	50,612	—	—	—	—
Income tax expense (benefit)	(2,746)	3,472	5,825	2,409	15,400

Adjusted EBITDA (non-GAAP measure)	$34,793	$29,669	$37,181	$46,907	$73,735

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

Executive Overview

We deliver advanced software, optimized industry solutions, and communications infrastructure that allow our customers to realize the business benefits of digital transformation. With world-class, ultra-secure solutions spanning global IP connectivity, bandwidth-optimized OTT applications, IoT big data enablement, and industry-leading machine learning analytics, RigNet supports the full evolution of digital enablement, empowering businesses to respond faster to high priority issues, mitigate the risk of operational disruption, and maximize their overall financial performance.

Our Operations

We are a global technology company that provides customized data and communications services. Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations. On top of and vertically integrated into these networks we provide services ranging from fully-managed voice, data, and video to more advanced services including: cyber security threat detection and prevention; applications to improve crew welfare, safety or workforce productivity; and a real-time AI-backed data analytics platform to enhance customer decision making and business performance.

MCS and Apps & IoT customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders. Offshore contracts generally have a term of up to three years with renewal options. Land-based contracts are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). Systems Integration customers are served primarily under fixed-price, long-term contracts.

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Managed Communications was renamed Managed Communications Services (MCS).

•

Managed Communications Services (MCS). Our MCS provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•

Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the network layer including Software as a Service (SaaS) offerings such as cybersecurity, applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE) and certain other value-added services such as Adaptive Video Intelligence (AVI). This segment also includes the private machine-to-machine IoT data networks including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines.

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

Corporate and eliminations primarily represents unallocated executive and support activities, interest expense, income taxes, eliminations, the GX dispute and change in fair value of earn-out/contingent consideration.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for Systems Integration projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from contracted satellites. Direct service labor consists of field technicians, our Network Operations Center (NOC) employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our NOC, which is maintained 24 hours a day, seven days a week. Depreciation and amortization are recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability generally increases or decreases at a MCS site as we add or lose customers and value-added services. Assumptions used in developing the rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On February 13, 2019, the Company entered into the first amendment to the third amended and restated credit agreement (Updated Credit Agreement) with four participating financial institutions. The Updated Credit Agreement provides for a $15.0 million term loan facility, a $30.0 million term out facility and an $85.0 million revolving credit facility. The revolving credit facility and term out facility mature on April 6, 2021. The term loan facility matures on December 31, 2020.

In January 2019, we announced the appointment of retired Rear Admiral Jamie Barnett as Senior Vice President of Government Services.

We have committed to upgrade our Gulf of Mexico microwave network. In conjunction with a major U.S. carrier, this upgrade will add 4G LTE services and 5G capabilities to the existing network. Additionally, we purchased an office in Lafayette, Louisiana that will consolidate three separate legacy facilities. The Gulf of Mexico LTE network buildout project and the buildout of the Lafayette, Louisiana office will increase capital expenditures into 2019.

In August 2018, we announced the appointment of Lee M. Ahlstrom as Senior Vice President and Chief Financial Officer.

In July 2018, we paid an earn-out of $8.0 million in connection with the March 2016 acquisition of TECNOR. The $2.1 million change in fair value of the earn-out in the year ended December 31, 2018 is primarily related to the second quarter 2018 negotiations with the sellers of TECNOR on the amount of the earn-out. Additionally, we have agreed to pay the sellers of TECNOR up to $1.0 million in either cash or RigNet stock payable in 2019 for the collection of certain accounts receivable balances. As of December 31, 2018, the fair value for the agreement to collect certain accounts receivable was zero.

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

As of December 31, 2018, we have backlog for our percentage of completion projects, which includes our SI projects and our LTE buildout project, of $45.5 million. Our backlog does not extend past 2020.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2019, particularly offshore. Although oil prices and U.S. drilling rig counts increased in 2017 and the first three quarters of 2018 since their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower costs from service providers and drilling contractors. The average price of Brent crude, a key indicator of activity for the oil and gas industry, averaged $71.19 per barrel through the year ending December 31, 2018 compared to an average of $54.12 for the year ending December 31, 2017. Brent crude spot prices increased in the first three quarters of 2018 and peaked at $86.07 on October 4, 2018. From the recent October 4, 2018 high, Brent crude oil prices decreased over 40.0% in the fourth quarter of 2018. In the first quarter of 2019 Brent crude oil prices have recovered to over $60 a barrel. As a result, drilling contractors appear cautiously optimistic about a gradual demand recovery. The offshore drilling contracting environment remains challenged, with major offshore drilling contractors having experienced significant pressure on day rates, which in turn has had a negative impact on the rates we are able to charge customers. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve.

As of the dates and for the periods referenced below, we were billing on the following sites listed in the table below:

	December 31,			Average Count
Selected Operational Data:	2018	2017	2016	2018	2017	2016
MCS Site Count
Offshore drilling rigs (1)	184	182	175	188	178	203
Offshore Production	347	304	280	327	302	286
Maritime	181	172	122	180	149	116
Other sites (2)	611	513	344	597	470	351

Total	1,323	1,171	921	1,292	1,098	956

(1)	Includes jack up, semi-submersible and drillship rigs
(2)	Includes U.S. onshore drilling and production sites, completion sites, man-camps, remote offices, supply bases and offshore-related supply bases, shore offices, tender rigs and platform rigs

In addition, uncertainties that could impact our profitability and operating cash flows include service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, export restrictions, licenses and other trade barriers, the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs. These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations.

Sales Tax Audit

We are undergoing a routine sales tax audit from a state where we have operations. The audit can cover up to a four-year period. We are in the early stages of the audit and do not have any estimates of further exposure, if any, for the tax years under review.

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Phase I of the arbitration, now concluded, concerned only whether our take or pay obligation ever commenced under the agreement. In December 2018, the panel’s Phase I ruling found that a take-or-pay obligation under a January 2014 contract had commenced and that we owed Inmarsat $50.8 million, subject to any offsets from our counterclaims in Phase II of the arbitration. The Phase I ruling is an interim ruling, and we are not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. We currently expect a Phase II ruling in the second half of 2019.

We have an accrued liability of $50.8 million, based on the Phase I interim award amount. While we believe we have strong counterclaims, which will be heard in Phase II and could reduce the ultimate liability, the amount of the final award is not estimable at this time. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the accrued amount. Based on the information available at this time, the potential final loss could be based on the Phase I ruling less any offsets from our counterclaims in Phase II of the arbitration offset by any potential counterclaims by Inmarsat, including interest and fees. As such, the range of the ultimate liability is currently not estimable.

During the year ended December 31, 2018, we accrued $50.6 million of expense, net of approximately $0.2 million of prior accruals, in the Corporate segment. We have incurred legal expenses of $2.2 million and $1.6 million in connection with the GX dispute for the years ended December 31, 2018 and 2017, respectively. We may continue to incur significant legal fees, related expenses and management time in the future.

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

Revenue Recognition—MCS and Apps & IoT

MCS and Apps & IoT customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales and consulting services. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders. Offshore contracts generally have a term of up to three years with renewal options. Land-based contracts are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

Performance Obligations Satisfied Over Time—The delivery of service represents the single performance obligation under MCS and Apps & IoT contracts. Revenue for contracts is generally recognized over time as service is transferred to the customer and we expect to be entitled to the agreed monthly or day rate in exchange for those services.

Performance Obligations Satisfied at a Point in Time—The delivery of equipment represents the single performance obligation under equipment sale contracts. Revenue for equipment sales is generally recognized upon delivery of equipment to customers.

Revenue Recognition—Systems Integration

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

We review all material contracts on a monthly basis and revise the estimates as appropriate for developments such as providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB).

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of December 31, 2018 and 2017, the amount of CIEB related to Systems Integration projects was $7.1 million and $2.4 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid, respectively, within a one-year period. As of December 31, 2018 and 2017, none and $0.4 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue. All of the billings in excess of costs as of December 31, 2017 were recognized as revenue during the year ended December 31, 2018.

Variable Consideration – Systems Integration – We record revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue was included in CIEB as of December 31, 2018 and 2017. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other office equipment, (iii) leasehold improvements, (iv) building and (v) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess the value of property, plant and equipment for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the years ended December 31, 2018, 2017 or 2016.

Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Intangibles

Intangibles consist of customer relationships, covenants-not-to-compete, brand name, licenses, developed technology and backlog acquired as part of our acquisitions. Intangibles also include internal-use software. Intangibles have useful lives ranging from 5.0 to 20.0 years and are amortized on a straight-line basis. We assess the value of intangibles for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment.

No impairment to intangibles was recorded in the years ended December 31, 2018 or 2017.

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

The goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit to the book value of the reporting unit, including goodwill. Fair value of the reporting unit is determined using a combination of the reporting unit’s expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and our weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s cash generated from operations. Significant estimates for each reporting unit included in our impairment analysis are cash flow forecasts, our weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of our reporting units and result in an impairment of goodwill in a future period. If the fair value of a reporting unit is less than its book value, goodwill of the reporting unit is considered to be impaired. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined.

We recorded no goodwill impairments in the years ending December 31, 2018, 2017 or 2016.

MCS had $22.5 million of goodwill as of December 31, 2018, and fair value exceeded carrying value by 34.7% as of the July 31, 2018 annual impairment test. Apps & IoT had $22.8 million of goodwill as of December 31, 2018, and fair value exceeded carrying value by 48.1% as of the July 31, 2018 annual impairment test. Systems Integration had $1.4 million of goodwill as of December 31, 2018, and fair value exceeded carrying value by 126.5% as of the July 31, 2018 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

Stock-Based Compensation

We recognize expense for stock-based compensation based on the fair value of options, restricted stock, restricted stock units and performance share units on the grant date of the awards. Fair value of options on the grant date is determined using the Black-Scholes model, which requires judgment in estimating the expected term of the option, risk-free interest rate, expected volatility and dividend yield of the option. Fair value of restricted stock, restricted stock units and performance share units on the grant date is equal to the market price of RigNet’s common stock on the date of grant. Our policy is to recognize compensation expense for service-based awards on a straight-line basis over the requisite service period of the entire award. Stock-based compensation expense is based on awards ultimately expected to vest.

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

We have completed the accounting for the income tax effects of the Tax Act based on current regulations and available information. Any additional guidance issued by the IRS could impact our recorded amounts in future periods.

New Accounting Pronouncements

No standard implemented during 2018 or 2017 had a material effect on our financial position, cash flow or results of operations. See our audited consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016
	(in thousands, except percentages)
Revenue	$238,854	$204,892	$220,623	16.6%	(7.1)%

Expenses:
Cost of revenue (excluding depreciation and amortization)	146,603	131,166	129,759	11.8%	1.1%
Depreciation and amortization	33,154	30,845	33,556	7.5%	(8.1)%
Impairment of intangibles	—	—	397	*	(100.0)%
Selling and marketing	12,844	8,347	7,172	53.9%	16.4%
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)	(1,207.2)%	(75.0)%
GX dispute	50,612	—	—	*	*
General and administrative	53,193	44,842	53,469	18.6%	(16.1)%

Total expenses	299,949	214,880	223,074	39.6%	(3.7)%

Operating loss	(61,095)	(9,988)	(2,451)	511.7%	307.5%
Other expense, net	(3,965)	(2,737)	(3,021)	44.9%	(9.4)%

Loss before income taxes	(65,060)	(12,725)	(5,472)	411.3%	132.5%
Income tax (expense) benefit	2,746	(3,472)	(5,825)	(179.1)%	(40.4)%

Net loss	(62,314)	(16,197)	(11,297)	284.7%	43.4%
Less: Net income attributable to non-controlling interests	139	(21)	210	(761.9)%	(110.0)%

Net income (loss) attributable to RigNet, Inc. stockholders	$(62,453)	$(16,176)	$(11,507)	286.1%	40.6%

Other Non-GAAP Data:
Adjusted EBITDA	$34,793	$29,669	$37,181	17.3%	(20.2)%

The following represents selected financial operating results for our segments:

				Percentage Change
	Year Ended December 31,			2017 to 2018	2016 to 2017
	2018	2017	2016
	(in thousands, except percentages)
Managed Communication Services:
Revenue	$171,574	$164,238	$192,538	4.5%	(14.7)%
Cost of revenue (excluding depreciation and amortization)	105,101	101,681	112,046	3.4%	(9.3)%
Depreciation and amortization	22,759	23,202	26,581	(1.9)%	(12.7)%
Selling, general and administrative	16,448	16,841	28,422	(2.3)%	(40.7)%

Managed Communication Services operating income	$27,266	$22,514	$25,489	21.1%	(11.7)%

Applications and Internet-of-Things:
Revenue	$25,713	$15,626	$6,495	64.6%	140.6%
Cost of revenue (excluding depreciation and amortization)	13,386	10,751	2,703	24.5%	297.7%
Depreciation and amortization	4,570	1,738	—	162.9%	*
Selling, general and administrative	1,961	1,685	268	16.4%	528.7%

Applications and Internet-of-Things operating income	$5,796	$1,452	$3,524	299.2%	(58.8)%

Systems Integration:
Revenue	$41,567	$25,028	$21,590	66.1%	15.9%
Cost of revenue (excluding depreciation and amortization)	28,116	18,734	15,010	50.1%	24.8%
Depreciation and amortization	2,511	2,438	2,712	3.0%	(10.1)%
Selling, general and administrative	1,698	1,403	2,665	21.0%	(47.4)%

Systems Integration operating income	$9,242	$2,453	$1,203	276.8%	103.9%

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Years Ended December 31, 2018 and 2017

Revenue. Revenue increased by $34.0 million, or 16.6%, to $238.9 million for the year ended December 31, 2018 from $204.9 million for the year ended December 31, 2017. Revenue increased in all segments. The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue of $17.7 million for the year ended December 31, 2018. The Systems Integration segment increased $16.5 million, or 66.1%, primarily due to $13.0 million from the acquisition of Auto-Comm and SAFCON and increased activity against a growing backlog of Systems Integration projects. The Apps & IoT segment increased $10.1 million, or 64.6%, due to our focus on growth of the application layer and IoT space including $2.2 million from the acquisition of Intelie, $1.1 million from the acquisition of Auto-Comm and SAFCON and $4.7 million from owning ESS for the full year ended December 31, 2018 compared to five months in 2017. The MCS segment increased $7.3 million, or 4.5%, due to increased average site count coupled with $1.4 million from the acquisition of Auto-Comm and SAFCON and $2.3 million from owning DTS for the full year ended December 31, 2018 compared to two months in 2017.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $15.4 million, or 11.8%, to $146.6 million for the year ended December 31, 2017 from $131.2 million for the year ended December 31, 2018. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $9.4 million due to the acquisition of Auto-Comm and SAFCON and increased activity of Systems Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the MCS segment by $3.4 million due to serving an increased site count. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $2.6 million as we invested in our strategy of expanding of the application layer and IoT space including the acquisition of Intelie and ESS.

Depreciation and Amortization. Depreciation and amortization expenses increased by $2.3 million to $33.2 million for the year ended December 31, 2018 from $30.8 million for the year ended December 31, 2017. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expenses increased by $4.5 million to $12.8 million for the year ended December 31, 2018 from $8.3 million for the year ended December 31, 2017. This increase was due to investments made towards our growth strategy including increased sales personnel costs, marketing strategy costs and our sales incentive plan (SIP), which increased with revenue.

Change in fair value of earn-out/contingent consideration. The $3.5 million of expense and $0.3 million of gain, in the years ended December 31, 2018 and 2017, respectively, for change in fair value of earn-out/contingent consideration is detailed in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

GX dispute. The net $50.6 million of expense for the GX dispute in the year ended December 31, 2018 is detailed in in Note 9 of the Notes to Consolidated Financial Statements and in Item 3, Legal Proceedings of this Annual Report on Form 10-K.

General and Administrative. General and administrative expenses increased by $8.4 million to $53.2 million for the year ended December 31, 2018 from $44.8 million for the year ended December 31, 2017. The increase in general and administrative expenses included $4.2 million from acquired business, $2.4 million from bad debt expense, along with other increases from personnel costs and legal expenses.

Income Tax Expense. Our effective income tax rate was 4.2% and (27.3)% for the years ended December 31, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest. See Note 13 — “Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

Years Ended December 31, 2017 and 2016

Revenue. Revenue decreased by $15.7 million, or 7.1%, to $204.9 million for the year ended December 31, 2017 from $220.6 million for the year ended December 31, 2016. This decrease was driven by lower MCS revenues, partially offset by an increase in the Apps & IoT and Systems Integration segments. MCS segment revenue decreased $28.3 million, or 14.7%, which was primarily due to decreased revenue-per-site from offshore drilling rigs and decreased average offshore sites served partially offset by $1.9 million from the acquisition of DTS. The decreased revenue-per-site from offshore drilling rigs is primarily due to decreased multi-tenancy ratios from operators on offshore drilling rigs. Decreased multi-tenancy ratios from operators reduces the opportunity to serve the operator and earn additional revenue until drilling rigs are subsequently contracted for service. Although we were encouraged by the recent increase in offshore drilling rig site count from 175 as of December 31, 2016 to 182 as of December 31, 2017, the average site count decreased from 203 for the year ended December 31, 2016 to 178 for the year ended December 31, 2017. The decrease of 25 average offshore drilling sites served during the year was primarily due to offshore drilling rigs we previously served being cold-stacked or scrapped, partially offset by new sales wins. Revenue continues to be impacted by previously announced reductions in offshore drilling. Apps & IoT segment revenue increased $9.1 million, or 140.6%, due to our growth strategy which focuses on growth into the application layer and IoT space including the acquisition of ESS, which contributed $3.2 million. Systems Integration segment revenue increased $3.4 million, or 15.9%, due to increased activity of Systems Integration projects.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $1.4 million, or 1.1%, to $131.2 million for the year ended December 31, 2017 from $129.8 million for the year ended December 31, 2016. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $10.4 million primarily due to reductions in ongoing expenses partially offset by the acquisition of DTS. Cost of revenue increased in the Systems Integration segment by $3.7 million due to increased activity of Systems Integration projects. Cost of revenue increased in the Apps & IoT segment by $8.0 million as we invested in our strategy of expanding into the application layer and internet-of-things space including the acquisition of ESS and Cyphre.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $2.7 million to $30.8 million for the year ended December 31, 2017 from $33.6 million for the year ended December 31, 2016. The decrease was primarily attributable to lower levels of capital expenditures in recent years, partially offset by additions to property, plant and equipment and intangibles from acquisitions.

Selling and Marketing. Selling and marketing expenses increased by $1.2 million to $8.3 million for the year ended December 31, 2017 from $7.2 million for the year ended December 31, 2016. This increase was due to investing in our growth strategy including more sales and marketing personnel costs.

Change in fair value of earn-out/contingent consideration. The $0.3 million and $1.3 million of gain, in the years ended December 31, 2017 and 2016, respectively, for change in fair value of earn-out/contingent consideration is detailed in Note 8 of the Notes to Consolidated Financial Statements of this Annual Report on Form 10-K.

General and Administrative. General and administrative expenses decreased by $8.6 million to $44.8 million for the year ended December 31, 2017 from $53.5 million for the year ended December 31, 2016. General and administrative costs decreased in the MCS and Systems Integration segments due to reductions in ongoing expenses partially offset by the acquisition of DTS. General and administrative costs increased in the Apps & IoT segment due to the acquisition of Cyphre and ESS.

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

Liquidity and Capital Resources

At December 31, 2018, we had working capital, including cash, of $2.2 million.

Over the past three years, annual capital expenditures have ranged from $13.6 million to $30.1 million. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to finance growth through the acquisition of, or investment in, businesses, products, services or technologies complementary to our current business, through selective mergers, acquisitions, joint ventures or otherwise, or to pay down outstanding debt.

After settlement of intercompany payables and notes at December 31, 2018, there is no available cash in foreign subsidiaries available for repatriation to our domestic parent. No deferred tax liability has been recognized as of December 31, 2018 for those earnings that are not considered permanently reinvested.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents, availability under our credit agreement and additional financing activities we may pursue, which may include debt or equity offerings. In forecasting our cash flows we have considered factors including contracted and expected services for customers, and contracted and available satellite bandwidth.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements, the GX dispute and expansion plans, we may elect to pursue additional expansion opportunities within the next year which could require additional financing, either debt or equity.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our credit agreement and additional financing activities we may pursue, which may include debt or equity offerings.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash and cash equivalents, January 1,	$36,141	$58,805	$61,011
Net cash provided by operating activities	7,673	29,228	39,174
Net cash used in investing activities	(34,198)	(49,990)	(18,288)
Net cash provided by (used) in financing activities	11,855	(2,847)	(15,352)
Changes in foreign currency translation	1,825	945	(7,740)

Cash and cash equivalents, December 31,	$23,296	$36,141	$58,805

Currently, the Norwegian kroner, the British pound sterling and the Brazilian real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risks on a regular basis and may utilize financial instruments in place in the future if deemed necessary. During the years ended December 31, 2018, 2017 and 2016, 91.6%, 90.7% and 85.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $7.7 million for the year ended December 31, 2018 compared to $29.2 million for the year ended December 31, 2017. The decrease in cash provided by operating activities during 2018 of $21.6 million was primarily due to the timing of collecting receivables coupled with increased operating loss partially offset by the timing of the payment of accounts payable.

Net cash provided by operating activities was $29.2 million for the year ended December 31, 2017 compared to $39.2 million for the year ended December 31, 2016. The decrease in cash provided by operating activities during 2017 of $9.9 million was primarily due to decreased operating activity partially offset by the timing of the payment of accounts payable.

Our cash provided by operations is subject to many variables including the volatility of the oil and gas industry and the demand for our services. Other factors impacting operating cash flows include the availability and cost of satellite bandwidth, as well as the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging our contracted satellite and other communication service costs and the outcome of the GX dispute.

Investing Activities

Net cash used in investing activities was $34.2 million, $50.0 million and $18.3 million in the years ended December 31, 2018, 2017 and 2016, respectively. Of these amounts $30.1 million, $18.3 million, and $13.6 million, respectively, were for capital expenditures, an increase of $11.8 million and $4.6 million for the years ended December 31, 2018 and 2017, respectively, compared to each of the respective prior periods. We expect our 2019 capital expenditures to be focused on success-based growth, the buildout of our LTE network in the Gulf of Mexico and the buildout of our Lafayette, Louisiana office, which will consolidate multiple Louisiana facilities into one facility.

Net cash used in investing activities during the year ended December 31, 2018 included $5.2 million paid net of cash acquired in connection with acquisitions consisting of $1.8 million for Auto-Comm and SAFCON net of cash acquired and $3.2 million for Intelie. Net cash used in investing activities during the year ended December 31, 2017 included $32.2 million paid in connection with acquisitions consisting of $4.9 million for Cyphre, $5.1 million for DTS and $22.2 million for ESS.

Financing Activities

Net cash provided by financing activities was $11.9 million in the year ended December 31, 2018. Net cash used in financing activities was $2.8 million and $15.4 million in the years ended December 31, 2017 and 2016 respectively.

Net cash provided by financing activities for the year ended December 31, 2018 included draws of $23.8 million on our revolving credit facility partially offset by $5.1 million in principal payments on our long-term debt. Additionally, we paid the $8.0 million TECNOR earnout in July 2018, of which $6.4 million is recorded as cash used in financing activities and $1.6 million is recorded as cash used in operating activities. The Company received proceeds from the issuance of common stock upon the exercise of stock options of $1.0 million offset by $1.2 million for stock withheld to cover employee taxes on stock-based compensation.

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

The weighted average interest rate for the years ended December 31, 2018 and 2017 was 4.8% and 3.3%, respectively, with an interest rate of 5.3% at December 31, 2018. As of December 31, 2018, the outstanding principal amount of the Term Loan was $10.0 million, excluding the impact of unamortized deferred financing costs. As of December 31, 2018, $67.2 million in draws on the RCF remain outstanding.

The credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends when under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.00 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. If any default occurs related to these covenants that was not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the credit agreement are secured by substantially all our assets.

As of December 31, 2018, we believe we were in compliance with all covenants. We will continue to monitor our covenant compliance and intend to adjust our capital strategy, as needed. However, our ability to maintain compliance with these covenants is also dependent on our future financial performance and market conditions, which may vary from current expectations.

Updated Credit Agreement

On February 13, 2019, we entered into the first amendment to the third amended and restated credit agreement (Updated Credit Agreement) with four participating financial institutions. We refinanced $30.0 million of outstanding draws under the existing $85.0 million RCF with a new $30.0 million term out facility. The Updated Credit Agreement requires a $45.0 million reserve (Specified Reserve) under the RCF that will be released and made available for borrowing for payment of monetary damages from the GX dispute. The Updated Credit Agreement provides for a $15.0 million term loan facility, a $30.0 million term out facility and an $85.0 million revolving credit facility. The revolving credit facility and term out facility mature on April 6, 2021. The term loan facility matures on December 31, 2020.

As of March 1, 2019, and after giving effect to the First Amendment, the outstanding principal amount of the Term Loan was $10.0 million, the outstanding principal amount of the Term Out Loan was $30.0 million, and the outstanding draws on the RCF were $37.2 million with available amounts under the RCF subject to the Specified Reserve.

Under the Updated Credit Agreement, the term loan facility, the term out facility and the revolving credit facility bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Updated Credit Agreement. Interest is payable monthly and principal installments of $1.25 million under the term loan facility are due quarterly. Principal installments of $1.5 million are due quarterly under the term out facility beginning June 30, 2019. The revolving credit facility contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit.

Our Updated Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 as of December 31, 2018. Additionally, the Updated Credit Agreement requires a consolidated leverage ratio, as defined in the Updated Credit Agreement, of less than or equal to 2.75 to 1.00 as of December 31, 2018. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the quarter that we make a final irrevocable payment of all monetary damages from the GX dispute. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Updated Credit Agreement are secured by substantially all our assets.

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

At December 31, 2018, we had contractual obligations and commercial commitments as follows:

	Total	2019	2020 - 2021	2022 - 2023	2024 and Beyond
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$9,685	$4,831	$4,854	$—	$—
Revolving loan	67,150	—	67,150	—	—
Capital leases	192	111	81	—	—
Interest (1)	7,729	3,930	3,799	—	—
Operating leases	6,112	1,822	1,895	1,351	1,044
Cyphre contingent consideration	4,110	325	650	3,135	—
Intelie contingent consideration (payable in stock)	9,500	3,000	6,500		—
Commercial Commitments:
Satellite and network services	11,718	10,600	1,118	—	—

	$116,196	$24,619	$86,047	$4,486	$1,044

(1)	Computed on the expected outstanding principal balance through the term of the Credit Agreement, at the interest rate in effect at December 31, 2018.

As of December 31, 2018, we have accrued the GX dispute ($50.8 million). This is subject to change in Phase II of the arbitration; therefore, such amounts are not included in the above contractual obligations table. As of December 31, 2018, our other noncurrent liabilities in the Consolidated Balance Sheet consist primarily of the, deferred tax liabilities ($0.7 million), gross unrecognized tax benefits ($16.1 million) and the related gross interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these liabilities; therefore, such amounts are not included in the above contractual obligations table.

As of December 31, 2018, there were no outstanding standby letters of credit. There were $1.8 million of performance bonds outstanding.

We have a performance bond facility with a lender in the amount of $1.5 million for our MCS segment. This facility has a maturity date of June 2021. We maintain restricted cash on a dollar for dollar basis to secure this facility.

Non-GAAP Measures

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss	$(62,314)	$(16,197)	$(11,297)
Interest expense	3,969	2,870	2,708
Depreciation and amortization	33,154	30,845	33,556
Impairment of intangibles	—	—	397
(Gain) loss on sales of property, plant and equipment, net of retirements	331	55	(153)
Stock-based compensation	4,712	3,703	3,389
Restructuring	842	767	1,911
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)
Executive departure costs	406	1,192	1,884
Acquisition costs	2,284	3,282	240
GX dispute	50,612	—	—
Income tax expense (benefit)	(2,746)	3,472	5,825

Adjusted EBITDA (non-GAAP measure)	$34,793	$29,669	$37,181

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

During the year ended December 31, 2018, Adjusted EBITDA increased by $5.1 million from $29.7 million in 2017 to $34.8 million in 2017.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the years ended December 31, 2018 and 2017, 8.4% and 9.3%, respectively of our revenues were earned in non-U.S. currencies. At December 31, 2018 and 2017, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on December 31, 2018 and 2017, assuming those liabilities were outstanding for the entire year.

	December 31,
	2018	2017
	(in thousands)
Effect on Net Income (Loss) and Equity—Increase/Decrease:
1% Decrease/increase in rate	$770	$581
2% Decrease/increase in rate	$1,541	$1,162
3% Decrease/increase in rate	$2,311	$1,743

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2018, based on those criteria.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Intelie, Auto-Comm and SAFCON acquired by the Company on March 23, 2018, and April 18, 2018, respectively. Intelie, Auto-Comm and SAFCON represents 40% and 10% of net and total assets, respectively, 7% of revenues and 3% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Management determined that the internal controls of Intelie, Auto-Comm and SAFCON would be excluded from the internal control assessment as of December 31, 2018, due to the timing of the closing of the acquisitions in March 2018 and April 2018 and as permitted by the rules and regulations of the Securities and Exchange Commission.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018 which is included in Item 8. Financial Statements and Supplementary Data.

Attestation Report of the Registered Accounting Firm

The independent auditor’s attestation report called for by Item 308(b) of Regulation S-K is incorporated herein by reference to Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting), included in Item 8. Financial Statements and Supplementary Data.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors, Executive Officers and Corporate Governance

Certain information in response to this item is incorporated herein by reference to “Our Board of Directors and Nominees,” “Our Executive Officers” and “Corporate Governance” in the 2019 Proxy Statement to be filed with the SEC. Information on compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 Proxy Statement to be filed with the SEC.

Code of Ethics and Business Conduct

We have adopted a code of ethics and business conduct (code of conduct) applicable to our principal executive, financial and accounting officers. A copy of the code of conduct is available, without charge, on our website at www.rig.net. We intend to satisfy the disclosure requirements of Form 8-K regarding any amendment to, or a waiver from, any provision of our code of ethics by posting such amendment or waiver on our website.

Item 11. Executive Compensation

Information in response to this item is incorporated herein by reference to “Corporate Governance” and “Executive Compensation” in the 2019 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to “Securities Authorized for Issuance under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the 2019 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated herein by reference to “Certain Relationships and Related Transactions” and “Director Independence” in the 2019 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Information in response to this item is incorporated herein by reference to “Fees Paid to Independent Registered Public Accounting Firm” in the 2019 Proxy Statement to be filed with the SEC.

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

(B)	Exhibits

The exhibits listed below are filed as part of this Annual Report for Form 10-K.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.3+	Amendment to the 2010 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 [File No. 333-211471] and incorporated herein by reference)

10.4+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.6+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.7+	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.8+	Form of Performance Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.9+	Form of Incentive Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.10+	Form of Nonqualified Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.11+	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.12+	Form of 2017 Performance Unit Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2017, and incorporated herein)

10.13+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017, and incorporated herein by reference)

10.14+	Employment Agreement between the Registrant and Steven E. Pickett dated May 31, 2016 (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, and incorporated herein by reference)

10.15	Third Amended and Restated Credit Agreement dated as of November 6, 2017 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party hereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, BBVA Compass, as Syndication Agent, the Lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2017, and incorporated herein by reference)

10.16+	Omnibus Amendment to Incentive Plan Award Agreements (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2018, and incorporated herein by reference)

10.17+	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018, and incorporated herein by reference)

10.18+	Form of Incentive Stock Option Award Agreement (filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018, and incorporated herein by reference)

10.19	Registration Rights Agreement among Digital Oilfield Investments LP and RigNet, Inc. dated as of August 14, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018, and incorporated herein by reference)

10.20	First Amendment to the Third Amended and Restated Credit Agreement dated as of February 13, 2019 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party hereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, BBVA Compass, as Syndication Agent, the Lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2019, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	March 15, 2019
Steven E. Pickett
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. PICKETT	Chief Executive Officer and President	March 15, 2019
Steven E. Pickett	(Principal Executive Officer)

/s/ LEE M. AHLSTROM	Senior Vice President and	March 15, 2019
Lee M. Ahlstrom	Chief Financial Officer (Principal Financial Officer)

/s/ BENJAMIN A. CARTER	Director of Accounting and Reporting	March 15, 2019
Benjamin A. Carter	(Principal Accounting Officer)

/s/ JAMES H. BROWNING	Chairman of the Board	March 15, 2019
James H. Browning

/s/ MATTIA CAPRIOLI	Director	March 15, 2019
Mattia Caprioli

/s/ DITLEF DE VIBE	Director	March 15, 2019
Ditlef de Vibe

/s/ KEVIN MULLOY	Director	March 15, 2019
Kevin Mulloy

/s/ KEVIN J. O’HARA	Director	March 15, 2019
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	March 15, 2019
Keith Olsen

/s/ GAIL SMITH	Director	March 15, 2019
Gail Smith

/s/ BRENT K. WHITTINGTON	Director	March 15, 2019
Brent K. Whittington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RigNet, Inc.

Opinion on the Financial Statements:

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, cash flows, and equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

March 15, 2019

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RigNet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 15, 2019, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Intelie Soluções Em Informática S.A (“Intelie”) and Automation Communications Engineering Corp. and Safety Controls, Inc. (collectively known as “AutoComm/SAFCON”), which was acquired on March 23, 2018 and April 18, 2018, respectively, and whose financial statements constitute 40% and 10% of net and total assets, respectively, 7% of revenues, and 3% of net loss of the consolidated financial statement amounts of the Company as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Intelie or AutoComm/SAFCON.

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2019

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,711	$34,598
Restricted cash	41	43
Accounts receivable, net	67,450	49,021
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	7,138	2,393
Prepaid expenses and other current assets	6,767	5,591

Total current assets	103,107	91,646
Property, plant and equipment, net	63,585	60,344
Restricted cash	1,544	1,500
Goodwill	46,631	37,088
Intangibles, net	33,733	30,405
Deferred tax and other assets	10,325	9,111

TOTAL ASSETS	$258,925	$230,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,568	$12,234
Accrued expenses	16,374	16,089
Current maturities of long-term debt	4,942	4,941
Income taxes payable	2,431	1,601
GX dispute accrual	50,765	—
Deferred revenue and other current liabilities	5,863	8,511

Total current liabilities	100,943	43,376
Long-term debt	72,085	53,173
Deferred revenue	318	546
Deferred tax liability	652	189
Other liabilities	28,943	25,533

Total liabilities	202,941	122,817

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
Preferred stock—$0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock—$0.001 par value; 190,000,000 shares authorized; 19,464,847 and 18,232,872 shares issued and outstanding at December 31, 2018 and 2017, respectively	19	18
Treasury stock—91,567 and 5,516 shares at December 31, 2018 and 2017, respectively, at cost	(1,270)	(116)
Additional paid-in capital	172,946	155,829
Accumulated deficit	(96,517)	(33,726)
Accumulated other comprehensive loss	(19,254)	(14,806)

Total stockholders’ equity	55,924	107,199
Non-redeemable, non-controlling interest	60	78

Total equity	55,984	107,277

TOTAL LIABILITIES AND EQUITY	$258,925	$230,094

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Revenue	$238,854	$204,892	$220,623

Expenses:
Cost of revenue (excluding depreciation and amortization)	146,603	131,166	129,759
Depreciation and amortization	33,154	30,845	33,556
Impairment of intangibles	—	—	397
Selling and marketing	12,844	8,347	7,172
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)
GX dispute	50,612	—	—
General and administrative	53,193	44,842	53,469

Total expenses	299,949	214,880	223,074

Operating loss	(61,095)	(9,988)	(2,451)
Other income (expense):
Interest expense	(3,969)	(2,870)	(2,708)
Other income (expense), net	4	133	(313)

Loss before income taxes	(65,060)	(12,725)	(5,472)
Income tax (expense) benefit	2,746	(3,472)	(5,825)

Net loss	(62,314)	(16,197)	(11,297)
Less: Net loss (income) attributable to:
Non-redeemable, non-controlling interest	139	(21)	210

Net Loss attributable to RigNet, Inc. stockholders	$(62,453)	$(16,176)	$(11,507)

COMPREHENSIVE LOSS
Net loss	$(62,314)	$(16,197)	$(11,297)
Foreign currency translation	(4,448)	3,165	(4,135)

Comprehensive loss	(66,762)	(13,032)	(15,432)
Less: Comprehensive income (loss) attributable to non-controlling interest	139	(21)	210

Comprehensive loss attributable to RigNet, Inc. stockholders	$(66,901)	$(13,011)	$(15,642)

LOSS PER SHARE—BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(62,453)	$(16,176)	$(11,507)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(3.34)	$(0.90)	$(0.65)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(3.34)	$(0.90)	$(0.65)

Weighted average shares outstanding, basic	18,713	18,009	17,768

Weighted average shares outstanding, diluted	18,713	18,009	17,768

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(62,314)	$(16,197)	$(11,297)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	33,154	30,845	33,556
Impairment of intangibles	—	—	397
Stock-based compensation	4,712	3,703	3,389
Amortization of deferred financing costs	184	217	135
Deferred taxes	(5,263)	3,917	(1,830)
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)
Accretion of discount of contingent consideration payable for acquisitions	450	624	498
(Gain) loss on sales of property, plant and equipment, net of retirements	331	55	(153)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,254)	203	18,347
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,103)	122	4,378
Prepaid expenses and other assets	(1,026)	4,659	392
Accounts payable	7,527	2,733	129
Accrued expenses	279	3,601	(8,579)
GX dispute	50,612	—	—
Deferred revenue and other assets	1,565	4,933	(1,150)
Other liabilities	(5,149)	(9,867)	2,241
Payout of TECNOR contingent consideration—inception to date change in fair value portion	(1,575)	—	—

Net cash provided by operating activities	7,673	29,228	39,174

Cash flows from investing activities:
Acquisitions (net of cash acquired)	(5,208)	(32,205)	(4,841)
Capital expenditures	(30,072)	(18,284)	(13,641)
Proceeds from sales of property, plant and equipment	1,082	499	194

Net cash used in investing activities	(34,198)	(49,990)	(18,288)

Cash flows from financing activities:
Proceeds from issuance of common stock upon the exercise of stock options	970	916	1,680
Stock withheld to cover employee taxes on stock-based compensation	(1,154)	(116)	—
Subsidiary distributions to non-controlling interest	(157)	(76)	(197)
Payout of TECNOR contingent consideration—fair value on acquisition date portion	(6,425)	—	—
Proceeds from borrowings	23,750	15,000	—
Repayments of long-term debt	(5,129)	(18,171)	(16,560)
Payments of financing fees	—	(400)	(100)
Excess tax benefits from stock-based compensation	—	—	(175)

Net cash provided by (used) in financing activities	11,855	(2,847)	(15,352)

Net change in cash and cash equivalents	(14,670)	(23,609)	5,534

Cash and cash equivalents:
Balance, January 1,	36,141	58,805	61,011
Changes in foreign currency translation	1,825	945	(7,740)

Balance, December 31,	$23,296	$36,141	$58,805

Supplemental disclosures:
Income taxes paid	$3,967	$2,060	$5,337
Interest paid	$3,264	$1,965	$2,032
Property, plant and equipment acquired under capital leases	$108	$—	$335
Non-cash investing—capital expenditures accrued	$2,123	$1,672	$2,046
Non-cash investing—tenant improvement allowance	$—	$1,728	$—
Non-cash investing—contingent consideration for acquisitions	$7,600	$3,798	$5,673
Non-cash investing and financing—stock for acquisitions	$11,436	$3,304	$—
Liabilities assumed—acquisitions	$5,610	$819	$2,408

	December 31, 2018	December 31, 2017	December 31, 2016
Cash and cash equivalents	$21,711	$34,598	$57,152
Restricted cash—current portion	41	43	139
Restricted cash—long-term portion	1,544	1,500	1,514

Cash and cash equivalents including restricted cash	$23,296	$36,141	$58,805

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
	(in thousands)
Balance, January 1, 2016	17,758	18	—	—	143,012	(6,043)	(13,836)	123,151	162	$123,313
Issuance of common stock upon the exercise of stock options	223	—	—	—	1,680	—	—	1,680	—	1,680
Restricted common stock cancellations	(48)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,389	—	—	3,389	—	3,389
Excess tax benefits from stock-based compensation	—	—	—	—	(175)	—	—	(175)	—	(175)
Foreign currency translation	—	—	—	—	—	—	(4,135)	(4,135)	—	(4,135)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(197)	(197)
Net income (loss)	—	—	—	—	—	(11,507)	—	(11,507)	210	(11,297)

Balance, December 31, 2016	17,933	18	—	—	147,906	(17,550)	(17,971)	112,403	175	112,578
Issuance of common stock upon the exercise of stock options	70	—	—	—	916	—	—	916	—	916
Issuance of common stock upon the vesting of restricted stock units, net of share cancellations	44	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock witheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	3,703	—	—	3,703	—	3,703
Foreign currency translation	—	—	—	—	—	—	3,165	3,165	—	3,165
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(76)	(76)
Net income (loss)	—	—	—	—	—	(16,176)	—	(16,176)	(21)	(16,197)

Balance, December 31, 2017	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277

Issuance of common stock upon the exercise of stock options	60	—	—	—	970	—	—	970	—	970
Issuance of common stock upon the vesting of restricted stock units, net of share cancellations	383	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	789	1	—	—	11,435	—	—	11,436	—	11,436
Stock witheld to cover employee taxes on stock-based compensation	—	—	86	(1,154)	—	—	—	(1,154)	—	(1,154)
Stock-based compensation	—	—	—	—	4,712	—	—	4,712	—	4,712
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	—	(4,448)	(4,448)	—	(4,448)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(157)	(157)
Net income (loss)	—	—	—	—	—	(62,453)	—	(62,453)	139	(62,314)

Balance, December 31, 2018	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Business and Summary of Significant Accounting Policies

Nature of Business

RigNet, Inc. (the Company or RigNet) is a global technology company that provides customized data and communications services. Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. RigNet provides our clients what is often the sole means of communications for their remote operations. On top of and vertically integrated into these networks RigNet provides services ranging from fully-managed voice, data, and video to more advanced services including: cyber security threat detection and prevention; applications to improve crew welfare, safety or workforce productivity; and a real-time AI-backed data analytics platform to enhance customer decision making and business performance.

RigNet delivers advanced software, optimized industry solutions, and communications infrastructure that allow our customers to realize the business benefits of digital transformation. With world-class, ultra-secure solutions spanning global IP connectivity, bandwidth-optimized Over-The-Top (OTT) applications, Industrial Internet of Things (IoT) big data enablement, and industry-leading machine learning analytics, RigNet supports the full evolution of digital enablement, empowering businesses to respond faster to high priority issues, mitigate the risk of operational disruption, and maximize their overall financial performance.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

The GX dispute and change in fair value of earn-out/contingent consideration are now presented as separate financial statement line items, and all historical data have been recast to conform to the current year presentation.

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof. All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2018, 2017 and 2016, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods, as well as certain financial statement disclosures. The estimates that are particularly significant to the financial statements include estimates related to the Company’s use of the percentage-of-completion method, as well as the Company’s valuation of goodwill, intangibles, stock-based compensation, litigation accruals, income tax valuation allowance and uncertain tax positions. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, future results could differ from these estimates. Further, volatile equity and energy markets combine to increase uncertainty in such estimates and assumptions. As such, estimates and assumptions are adjusted when facts and circumstances dictate, and any changes will be reflected in the financial statements in future periods.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on-hand and highly-liquid investments purchased with original maturities of three months or less.

Restricted Cash

As of December 31, 2018 and 2017, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets is primarily used to collateralize a performance bond in the MCS segment (see Note 6 – “Long-Term Debt”).

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

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other office equipment, (iii) leasehold improvements, (iv) building and (v) land. All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is provided using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. The Company assesses the value of property, plant and equipment for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the years ended December 31, 2018, 2017 or 2016.

Maintenance and repair costs are charged to expense when incurred.

Intangibles

Intangibles consist of customer relationships, covenants-not-to-compete, brand name, licenses, developed technology, and backlog acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 5.0 to 20.0 years and are amortized on a straight-line basis. The Company assesses the value of intangibles for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment.

No impairment to intangibles was recorded in the years ended December 31, 2018 or 2017.

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

The goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit to the book value of the reporting unit, including goodwill. Fair value of the reporting unit is determined using a combination of the reporting unit’s expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and our weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s cash generated from operations. Significant estimates for each reporting unit included in our impairment analysis are cash flow forecasts, our weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of our reporting units and result in an impairment of goodwill in a future period. If the fair value of a reporting unit is less than its book value, goodwill of the reporting unit is considered to be impaired. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined.

The Company performs its annual impairment test on July 31, with the most recent annual test being performed as of July 31, 2018. The July 31, 2018, 2017 and 2016 tests resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit. Additionally, the November 30, 2017 interim test, which was conducted due to a change in segments after the Company completed the acquisition of ESS resulted in no impairment as the fair value of each reporting unit substantially exceeded the carrying value plus goodwill of that reporting unit.

MCS had $22.5 million of goodwill as of December 31, 2018, and fair value exceeded carrying value by 34.7% as of the July 31, 2018 annual impairment test. Apps & IoT had $22.8 million of goodwill as of December 31, 2018, and fair value exceeded carrying value by 48.1% as of the July 31, 2018 annual impairment test. Systems Integration had $1.4 million of goodwill as of December 31, 2018, and fair value exceeded carrying value by 126.5% as of the July 31, 2018 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

As of December 31, 2018 and 2017, goodwill was $46.6 million and $37.1 million, respectively. In addition to the impact of acquisitions and impairments, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

Revenue Recognition—MCS and Apps & IoT

MCS and Apps & IoT customers are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales and consulting services. Contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders. Offshore contracts generally have a term of up to three years with renewal options. Land-based contracts are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time).

Performance Obligations Satisfied Over Time— The delivery of service represents the single performance obligation under MCS and Apps & IoT contracts. Revenue for contracts is generally recognized over time as service is transferred to the customer and the Company expects to be entitled to the agreed monthly or day rate in exchange for those services.

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

The Company reviews all material contracts on a monthly basis and revises the estimates as appropriate for developments such as providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB).

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of December 31, 2018 and 2017, the amount of CIEB related to Systems Integration projects was $7.1 million and $2.4 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid, respectively, within a one-year period. As of December 31, 2018 and 2017, none and $0.4 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue. All of the billings in excess of costs as of December 31, 2017 were recognized as revenue during the year ended December 31, 2018.

Variable Consideration – Systems Integration—The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue was included in CIEB as of December 31, 2018 and 2017. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog—As of December 31, 2018, we have backlog for our percentage of completion projects of $45.5 million, which will be recognized over the remaining contract term for each contract. The Company’s backlog does not extend past 2020. Percentage of completion contract terms are typically one to three years.

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

The Company has completed the accounting for the income tax effects of the Tax Act based on current regulations and available information. Any additional guidance issued by the IRS could impact our recorded amounts in future periods.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on to the balance sheet. Based on the Company’s current leases, the Company anticipates the new guidance will require additional assets and liabilities on the consolidated balance sheet of between approximately $5.2 million and $6.2 million as of December 31, 2018. The Company plans on adopting using the optional transition method permitted under Accounting Standards Update No. 2018-11 (ASU 2018-11). The Company’s credit agreement excludes the impact of ASU 2016-02.

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

In August 2018, the FASB issued ASU No. 2018-15 (ASU 2018-15), which provides guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Accounts receivable	$71,649	$51,996	$52,996

Allowance for doubtful accounts, January 1,	(2,975)	(4,324)	(3,972)
Current year provision for doubtful accounts	(2,660)	(366)	(1,095)
Write-offs	1,436	1,715	743

Allowance for doubtful accounts, December 31,	(4,199)	(2,975)	(4,324)

Accounts receivable, net	$67,450	$49,021	$48,672

Although during 2018, 2017 and 2016 no single customer comprised greater than 10% of revenue, the top 5 customers generated 23.0%, 26.8% and 28.6% of the Company’s 2018, 2017 and 2016 revenue, respectively.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2018, 2017 or 2016. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6— “Long-Term Debt”).

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

The goodwill of $1.4 million arising from the acquisitions consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Auto-Comm and SAFCON, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be nondeductible for income tax purposes. The acquisitions of Auto-Comm and SAFCON, including goodwill, are included in the Company’s consolidated financial statements as of the acquisition date and are primarily reflected in the Systems Integration segment.

	Weighted Average Estimated Useful Life (Years)	Fair Market Values
		(in thousands)
Current assets			$4,947
Property and equipment			132
Trade name	7	$540
Customer relationships	7	980

Total identifiable intangible assets			1,520
Goodwill			1,387
Current liabilities			(1,006)
Deferred tax liability			(319)

Total purchase price			$6,661

Intelie

On March 23, 2018, RigNet completed its acquisition of Intelie™ Soluções Em Informática S.A (Intelie), for an estimated aggregate purchase price of $18.1 million. Of this aggregate purchase price, RigNet paid R$10.6 million (BRL) (or approximately $3.2 million) in cash, $7.3 million in stock and expects to pay $7.6 million worth of RigNet stock as contingent consideration earn-out, estimated as of the date of acquisition. The initial estimate of the earn-out payable was preliminary and remains subject to change based on the achievement of certain post-closing performance targets under the acquisition agreement. The maximum earn-out is $17.0 million payable in stock. Intelie is a real-time, predictive analytics company that combines an operational understanding with a machine learning approach. Intelie facilitates innovation via Intelie Pipes™, a distributed query language with a complex event processor to aggregate and normalize real-time data from a myriad of data sources. This technology enables the Intelie LIVE™ platform to solve data integration, data quality, data governance and monitoring problems. Intelie LIVE is an operational intelligence platform that empowers clients to make timely, data-driven decisions in mission-critical real-time operations, including drilling, and longer-term, data-intensive projects, such as well planning. Intelie Live has broad applicability across many industry verticals. Intelie is based in Brazil.

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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss. As of December 31, 2018, the fair value of the earn-out was $9.5 million, of which $3.0 million is in other current liabilities and $6.5 million is in other long-term liabilities. During the year ended December 31, 2018, RigNet recognized $1.8 million of increase in the fair value and accreted interest expense of $0.1 million on the Intelie earn-out with corresponding increases to other liabilities. The earn-out is payable in RigNet stock in portions on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

The goodwill of $10.7 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Intelie, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. None of the goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Intelie, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Apps & IoT segment.

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

Actual and Pro Forma Impact of the 2018 Acquisitions

The 2018 acquisitions of Auto-Comm, SAFCON and Intelie contributed revenue and net income of $17.7 million and $2.2 million, respectively, for year ended December 31, 2018.

The following table represents supplemental pro forma information as if the 2018 acquisitions had occurred on January 1, 2017.

	Year Ended December 31,	Year Ended December 31,
	2018	2017
	(in thousands, except per share amounts)
Revenue	$243,311	$222,404
Expenses*	305,096	238,045

Net loss	$(61,785)	$(15,641)

Net loss attributable to RigNet, Inc. common stockholders	$(61,924)	$(15,620)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(3.31)	$(0.87)

Diluted	$(3.31)	$(0.87)

*

Note – The Year Ended December 31, 2018 includes a net $50.6 million expense accrual for the GX dispute reported in general and administrative expense. See a more complete discussion of the GX Dispute in Note 9 of the Notes to Consolidated Financial Statements and in Item 3, Legal Proceedings of this Annual Report on Form 10-K.

The Company incurred acquisition-related costs of $2.3 million in the year ended December 31, 2018, reported in general and administrative expenses. Additional costs related to these acquisitions may be incurred and recorded as expense in 2019.

Energy Satellite Services

On July 28, 2017, RigNet acquired substantially all the assets of Energy Satellite Services (ESS). ESS is a supplier of wireless communications services via satellite networks primarily to the midstream sector of the oil and gas industry for remote pipeline monitoring. The assets acquired enhance RigNet’s Supervisory Control and Data Acquisition (SCADA) customer portfolio, and strengthen the Company’s Apps & IoT market position. The Company paid $22.2 million in cash for the ESS assets. ESS is based in Texas.

The assets and liabilities of ESS have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $8.5 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and ESS, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of ESS, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Apps & IoT segment.

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

The goodwill of $0.7 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and DTS, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of DTS, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the MCS segment.

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

The contingent consideration for Cyphre is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss. As of December 31, 2018, the fair value of the contingent consideration was $3.7 million, of which $0.3 million is in other current liabilities and $3.4 million is in other long-term liabilities. During the year ended December 31, 2018, RigNet recognized a $0.3 million reduction in fair value and accreted interest expense of $0.1 million on the Cyphre contingent consideration with corresponding changes to other liabilities.

The assets and liabilities of Cyphre have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The goodwill of $4.6 million arising from the acquisition consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company and Cyphre, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be deductible for income tax purposes. The acquisition of Cyphre, including goodwill, is included in the Company’s consolidated financial statements as of the acquisition date and is reflected in the Apps & IoT segment.

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

For the year ended December 31, 2017, RigNet incurred $3.3 million, of acquisition-related costs, which are reported as general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss.

Note 4—Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquired companies and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2018 and 2017 are presented below.

	Managed Communication Services	Applications and Internet-of- Things	Systems Integration	Total
	(in thousands)
Balance, January 1, 2017	$21,331	$667	$—	$21,998
Acquisition of Cyphre, DTS and ESS	704	13,056	—	13,760
Foreign currency translation	1,330	—	—	1,330

Balance, December 31, 2017	23,365	13,723	—	37,088
Acquisition of Intelie, Auto-Comm and SAFCON	—	10,744	1,387	12,131
Foreign currency translation	(886)	(1,702)	—	(2,588)

Balance, December 31, 2018	$22,479	$22,765	$1,387	$46,631

Intangibles

Intangibles consist of customer relationships, brand name, backlog, technology and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The following table reflects intangibles activities for the years ended December 31, 2018 and 2017:

	Brand Name	Backlog	Customer Relation- ships	Software	Licenses	Technology	Covenant Not to Compete	Customer Contracts	Total
	(in thousands, except estimated lives)
Intangibles Acquired	4,353	3,282	22,235	13,615	2,500	—	—	—	45,985
Accumulated amortization and foreign currency translation, January 1, 2017	(3,120)	(3,069)	(16,843)	(5,591)	(1,334)	—	—	—	(29,957)

Balance, January 1, 2017	1,233	213	5,392	8,024	1,166	—	—	—	16,028
Additions	1,590	—	10,202	79	—	5,903	3,040	—	20,814
Amortization expense	(669)	(181)	(2,302)	(2,517)	(286)	(551)	(253)	—	(6,759)
Foreign currency translation	91	(15)	209	37	—	—	—	—	322

Balance, December 31, 2017	2,245	17	13,501	5,623	880	5,352	2,787	—	30,405
Additions	2,840	—	1,300	236	1,251	8,948	—	191	14,766
Amortization expense	(1,036)	(17)	(3,349)	(2,480)	(308)	(1,787)	(608)	(191)	(9,776)
Foreign currency translation	(366)		(156)	66	—	(1,206)	—	—	(1,662)

Balance, December 31, 2018	$3,683	$—	$11,296	$3,445	$1,823	$11,307	$2,179	$0	$33,733

Weighted average estimated lives (years)	7.0	0	7.0	5.0	15.3	5.0	7.0	0.0

The following table sets forth amortization expense for intangibles over the next five years (in thousands):

2019	7,237
2020	6,243
2021	5,835
2022	5,555
2023	4,911
Thereafter	3,952

$33,733

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated Lives	December 31,
		2018	2017
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$176,518	$152,480
Furniture and other	5 - 7	10,415	9,544
Building	10	4,419	4,627
Land	—	1,378	1,444

		192,730	168,095
Less: Accumulated depreciation		(129,145)	(107,751)

		$63,585	$60,344

Depreciation expense associated with property, plant and equipment was $23.4 million, $24.1 million and $28.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. No impairment to property, plant and equipment was recorded in the years ended December 31, 2018, 2017 or 2016.

Note 6—Long-Term Debt

As of December 31, 2018 and 2017, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2018	2017
	(in thousands)
Term loan	$10,000	$15,000
Revolving loan	67,150	43,400
Unamortized deferred financing costs	(315)	(497)
Capital lease	192	211

	77,027	58,114
Less: Current maturities of long-term debt	(4,831)	(4,814)
Current maturities of capital lease	(111)	(127)

	$72,085	$53,173

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

Under the credit agreement, both the Term Loan and RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.75% based on a consolidated leverage ratio defined in the credit agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly. The weighted average interest rate for the years ended December 31, 2018 and 2017 were 4.8% and 3.3%, respectively, with an interest rate of 5.3% at December 31, 2018.

Term Loan

As of December 31, 2018, the Term Loan had an outstanding principal balance of $10.0 million, excluding the impact of unamortized deferred financing costs.

RCF

As of December 31, 2018, $67.2 million in draws remain outstanding under the RCF.

Covenants and Restrictions

The Company’s credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated leverage ratio, defined in the credit agreement, of less than or equal to 2.75 to 1.00 and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00 as of December 31, 2018. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. As of December 31, 2018 and 2017, the Company believes it was in compliance with all covenants.

Performance Bonds and Letters of Credit

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit and performance bonds.

As of December 31, 2018, there were no outstanding standby letters of credit. There were $1.8 million of performance bonds outstanding.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its MCS segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Deferred Financing Costs

The Company incurred bank fees associated with the credit agreement, and certain amendments hereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2018 and 2017, deferred financing cost amortization of $0.2 million is included in interest expense in the Company’s consolidated financial statements.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization as of December 31, 2018(in thousands):

2019	4,942
2020	72,085

Total debt, including current maturities	$77,027

Updated Credit Agreement

On February 13, 2019, the Company entered into the first amendment to the third amended and restated credit agreement (Updated Credit Agreement) with four participating financial institutions. The Company refinanced $30.0 million of outstanding draws under the existing $85.0 million RCF with a new $30.0 million term out facility. The Updated Credit Agreement requires a $45.0 million reserve (Specified Reserve) under the RCF that will be released and made available for borrowing for payment of monetary damages from the GX dispute. The Updated Credit Agreement provides for a $15.0 million term loan facility, a $30.0 million term out facility and an $85.0 million revolving credit facility. The revolving credit facility and term out facility mature on April 6, 2021. The term loan facility matures on December 31, 2020.

Under the Updated Credit Agreement, the term loan facility, the term out facility and the revolving credit facility bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Updated Credit Agreement. Interest is payable monthly and principal installments of $1.25 million under the term loan facility are due quarterly. Principal installments of $1.5 million are due quarterly under the term out facility beginning June 30, 2019. The revolving credit facility contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit.

The Company’s Updated Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Updated Credit Agreement requires a consolidated leverage ratio, as defined in the Updated Credit Agreement, of less than or equal to 2.75 to 1.00 as. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the quarter that RigNet makes a final irrevocable payment of all monetary damages from the GX dispute. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Updated Credit Agreement are secured by substantially all the assets of the Company.

Note 7—Related Party Transactions

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company will sell Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the year ended December 31, 2018, the Company purchased $0.1 million from Darktrace in the ordinary course of business.

Vissim AS has participated in a competitive request for quote from RigNet in the ordinary course of business. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as its chairman of its board one of our board members. Although no amounts were spent with Vissim AS in the year ended December 31, 2018, in the future the Company may spend money with this potential vendor.

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

The Company had no derivatives as of December 31, 2018 or 2017.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized.

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss. As of December 31, 2018, the fair value of the earn-out was $9.5 million, of which $3.0 million is in other current liabilities and $6.5 million is in other long-term liabilities. During the year ended December 31, 2018, RigNet recognized $1.8 million of increase in the fair value and accreted interest expense of $0.1 million on the Intelie earn-out with corresponding increases to other liabilities. The earn-out is payable in RigNet stock in portions on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

The contingent consideration for Cyphre is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss. As of December 31, 2018, the fair value of the contingent consideration was $3.7 million, of which $0.3 million is in other current liabilities and $3.4 million is in other long-term liabilities. During the year ended December 31, 2018, RigNet recognized a $0.3 million reduction in fair value and accreted interest expense of $0.1 million on the Cyphre contingent consideration with corresponding changes to other liabilities.

The earn-out for Orgtec S.A.P.I. de C.V., d.b.a. TECNOR (TECNOR), acquired in March 2016, was measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss. The fair value of the earn-out of $8.0 million was paid in July 2018. The $2.1 million change in fair value in the year ended December 31, 2018 was primarily related to the second quarter 2018 negotiations with the sellers of TECNOR on the amount of the earn-out. There was a $0.3 million and $1.3 million reduction in fair value to the TECNOR earn-out in the years ended December 31, 2017 and 2016, respectively, recorded as a reduction of other current liabilities and a decrease to expense in the Corporate segment.

Note 9—Commitments and Contingencies

Legal Proceedings

In August 2017, the Company filed litigation in Harris County District Court and arbitration against one of its former Chief Executive Officers for, among other things, breach of fiduciary duty, misappropriation of trade secrets, unfair competition and breach of contract. That former executive filed counterclaims against the Company and one of its independent directors. The parties entered into a settlement agreement resolving all claims amongst themselves in May 2018 and dismissed the litigation and arbitration proceedings. The Company incurred legal expense of approximately $0.6 million and $0.9 million in connection with this dispute for the year ended December 31, 2018 and 2017, respectively.

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Phase I of the arbitration, now concluded, concerned only whether RigNet’s take or pay obligation ever commenced under the agreement. In December 2018, the panel’s Phase I ruling found that a take-or-pay obligation under a January 2014 contract had commenced and that RigNet owed Inmarsat $50.8 million, subject to any offsets from RigNet’s counterclaims in Phase II of the arbitration. The Phase I ruling is an interim ruling, and RigNet is not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. The Company currently expects a Phase II ruling in the second half of 2019.

The Company has an accrued liability of $50.8 million, based on the Phase I interim award amount. While management believes it has strong counterclaims, which will be heard in Phase II and could reduce the ultimate liability, the amount of the final award is not estimable at this time. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the accrued amount. Based on the information available at this time, the potential final loss could be based on the Phase I ruling less any offsets from RigNet’s counterclaims in Phase II of the arbitration offset by any potential counterclaims by Inmarsat, including interest and fees. As such, the range of the ultimate liability is currently not estimable.

During the year ended December 31, 2018, the Company has accrued $50.6 million of expense, net of approximately $0.2 million of prior accruals, in the Corporate segment. The Company has incurred legal expenses of $2.2 million and $1.6 million in connection with the GX dispute for the years ended December 31, 2018 and 2017, respectively. The Company may continue to incur significant legal fees, related expenses and management time in the future.

Other Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets.

Sales Tax Audit

The Company is undergoing a routine sales tax audit from a state where the Company has operations. The audit can cover up to a four-year period. The Company is in the early stages of the audit, and does not have any estimates of further exposure, if any, for the tax years under review.

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

The Company incurred legal expense of $0.2 million in connection with the dispute for the year ended December 31, 2016.

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

The Company incurred legal expenses of $0.1 million in connection with the investigation during the year ended December 31, 2016.

In the third quarter of 2016, the Company received a letter from BIS notifying the Company that it had concluded its investigation. BIS assessed no fines or penalties on the Company in connection with the matter. The Company does not anticipate any penalties or fines will be assessed as a result of the matter. As such, the Company released the previously accrued estimated liability of $0.8 million resulting in a decrease of general and administrative expense for the year ended December 31, 2016 in the MCS segment.

Operating Leases

The Company leases office space under lease agreements expiring on various dates through 2025. The Company recognized expense under operating leases of $2.8 million, $4.0 million and $4.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, future minimum lease obligations were as follows (in thousands):

2019	1,822
2020	1,115
2021	780
2022	692
2023	659
Thereafter	1,044

$6,112

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of December 31, 2018, the Company had the following commercial commitments related to satellite and network services (in thousands):

2019	10,600
2020	1,010
2021	108

$11,718

The Company is no longer reporting $65.0 million in the above table for capacity from Inmarsat’s GX network. Please see paragraph “Global Express (GX) Dispute” above for details of the ongoing arbitration.

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

During the year ended December 31, 2018, the Company granted 59,703 stock options with an average exercise price of $13.50 to certain officers and employees of the Company under the 2010 Plan. Options granted have a contractual term of ten years and vest over a four-year period of continued employment, with 25% of the options vesting on each of the first four anniversaries of the grant date. As of December 31, 2018, the Company has issued 1,204,813 options under the 2010 Plan, of which 193,441 options have been exercised, 691,766 options have been returned or forfeited and 319,606 options remain outstanding under the 2010 Plan.

During the year ended December 31, 2018 in addition to the options described above, the Company granted a total of 459,497 stock-based awards to certain directors, officers and employees of the Company under the 2010 Plan. Of these, the Company granted (i) 158,503 restricted stock units (RSUs) to certain officers and employees that generally vest over a four-year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (ii) 17,380 RSUs to certain officers and employees that generally vest over a two year period of continued employment, with 50% of the RSUs vesting on each of the first two anniversaries of the grant date, (iii) 48,179 RSUs to outside directors that vest in 2019, (iv) 157,442 unrestricted stock grants to certain officers and employees that vested immediately and (v) 77,993 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by the achievement of certain performance-based targets. As of December 31, 2018, 782,506 RSUs and shares of restricted stock have vested, 667,246 RSUs and shares of restricted stock have been forfeited and 395,265 unvested RSUs and shares of restricted stock were outstanding under the 2010 Plan.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2018, the Company has granted options to purchase 981,125 shares under the 2006 Plan, of which 754,878 options have been exercised, 221,872 options have been returned or forfeited and 4,375 options remain outstanding. The Company will grant no additional options under the 2006 Plan as the Company’s Board of Directors froze the 2006 Plan.

The Company does not accrue or pay dividends with regard to any equity awards.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2018, 2017 and 2016 was $4.7 million, $3.7 million and $3.4 million, respectively, and accordingly, reduced income for each year.

There were no significant modifications to the two stock-based compensation plans during the years ended December 31, 2018, 2017 or 2016. As of December 31, 2018 and 2017, there were $3.3 million and $6.5 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest under the 2010 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer group price volatility for periods equivalent to the expected term of the options

•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations

•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant

•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

No options were granted in 2017. The assumptions used for grants made in the years ended December 31, 2018 and 2016 were as follows:

	Year Ended December 31,
	2018	2016
Expected volatility	48%	49%
Expected term (in years)	7	7
Risk-free interest rate	2.8%	1.6 - 1.7%
Dividend yield	—	—

Based on these assumptions, the weighted average grant date fair value of stock options granted, per share, for the year ended December 31, 2018 and 2016 was $7.14 and $6.56, respectively.

The fair value of each RSU and PSU award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of RSUs, PSUs and restricted stock granted, per share, for the years ended December 31, 2018, 2017 and 2016 was $14.22, $19.68 and $12.45 respectively.

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	381	$21.37	499	$20.77	992	$20.40
Granted	60	$13.50	—	$—	112	$12.80
Exercised	(60)	$16.15	(70)	$13.04	(223)	$8.73
Forfeited	(53)	$23.89	(47)	$27.11	(382)	$26.29
Expired	(4)	$6.55	(1)	$8.32	—	$—

Balance, December 31,	324	$20.41	381	$21.37	499	$20.77

Exercisable, December 31,	204	$23.41	224	$21.28	240	$18.02

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Intrinsic value of options exercised	$1,297	$1,286	$591
Fair value of options vested	$950	$837	$1,455

The following table summarizes the Company’s RSU, PSU and restricted stock activity as of and for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Balance, January 1,	436	494
Granted	459	232
Vested	(337)	(110)
Forfeited	(147)	(180)

Balance, December 31,	411	436

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2018, 2017 and 2016 was 1.7 years, 1.7 years and 2.8 years, respectively. At December 31, 2018 equity awards vested and expected to vest totaled 2.7 million with awards available for grant of approximately 2.2 million.

The following is a summary of changes in unvested equity awards, including stock options, RSUs, PSUs and restricted stock, as of and for the years ended December 31, 2018, 2017 and 2016:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2016	506	$21.48
Granted	753	$11.57
Vested	(169)	$18.34
Forfeited	(617)	$13.97

Unvested equity awards, December 31, 2016	473	$16.62
Granted	232	$19.42
Vested	(182)	$14.16
Forfeited	(227)	$11.66

Unvested equity awards, December 31, 2017	296	$24.13
Granted	519	$14.03
Vested	(259)	$22.03
Forfeited	(200)	$12.41

Unvested equity awards, December 31, 2018	356	$17.52

Note 11—Earnings (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to exercise of stock options, vesting of restricted stock, RSUs or PSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per share computations for net income attributable to RigNet, Inc. common stockholders:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net loss attributable to RigNet, Inc. common stockholders	$(62,453)	$(16,176)	$(11,507)

Weighted average shares outstanding, basic	18,713	18,009	17,768
Effect of dilutive securities	—	—	—

Weighted average shares outstanding, diluted	18,713	18,009	17,768

As of December 31, 2018, there were approximately 573,481 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

As of December 31, 2017, there were approximately 625,039 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

As of December 31, 2016, there were approximately 1,120,400 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 12—Segment Information

Segment information has been prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Managed Communications was renamed Managed Communications Services (MCS).

RigNet considers its business to consist of the following segments:

•

Managed Communications Services (MCS). The MCS segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•

Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the network layer including Software as a Service (SaaS) offerings such as cybersecurity, applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE) and certain other value-added services such as Adaptive Video Intelligence (AVI). This segment also includes the private machine-to-machine IoT data networks including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines.

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

Corporate and eliminations primarily represents unallocated executive and support activities, interest expense, income taxes, eliminations, the GX dispute and change in fair value of earn-out/contingent consideration.

The Company’s reportable segment information as of and for the years ended December 31, 2018, 2017 and 2016 is presented below.

	Managed Communication Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
2018
Revenue	$171,574	$25,713	$41,567	$—	$238,854
Cost of revenue (excluding depreciation and amortization)	105,101	13,386	28,116	—	146,603
Depreciation and amortization	22,759	4,570	2,511	3,314	33,154
Change in fair value of earn-out/contingent consideration	—	—	—	3,543	3,543
GX dispute	—	—	—	50,612	50,612
Selling, general and administrative	16,448	1,961	1,698	45,930	66,037

Operating income (loss)	$27,266	$5,796	$9,242	$(103,399)	$(61,095)

Total assets	171,503	47,175	24,094	16,153	258,925
Capital expenditures	29,058	759	—	706	30,523
2017
Revenue	$164,238	$15,626	$25,028	$—	$204,892
Cost of revenue (excluding depreciation and amortization)	101,681	10,751	18,734	—	131,166
Depreciation and amortization	23,202	1,738	2,438	3,467	30,845
Change in fair value of earn-out/contingent consideration	—	—	—	(320)	(320)
Selling, general and administrative	16,841	1,685	1,403	33,260	53,189

Operating income (loss)	$22,514	$1,452	$2,453	$(36,407)	$(9,988)

Total assets	181,157	32,464	16,708	(235)	230,094
Capital expenditures	17,066	198	—	645	17,909
2016
Revenue	$192,538	$6,495	$21,590	$—	$220,623
Cost of revenue (excluding depreciation and amortization)	112,046	2,703	15,010	—	129,759
Depreciation and amortization	26,581	—	2,712	4,263	33,556
Impairment of intangibles	—	—	—	397	397
Change in fair value of earn-out/contingent consideration	—	—	—	(1,279)	(1,279)
Selling, general and administrative	28,422	268	2,665	29,286	60,641

Operating income (loss)	$25,489	$3,524	$1,203	$(32,667)	$(2,451)

Total assets	203,048	—	26,169	1,755	230,972
Capital expenditures	13,794	—	—	1,403	15,197

The following table presents revenue earned from the Company’s domestic and international operations for the years ended December 31, 2018, 2017 and 2016. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Domestic	$106,189	$63,460	$66,028
International	132,665	141,432	154,595

Total	$238,854	$204,892	$220,623

The following table presents goodwill and long-lived assets for the Company’s domestic and international operations as of December 31, 2018 and 2017.

	December 31,
	2018	2017
	(in thousands)
Domestic	$73,615	$68,942
International	70,334	58,895

Total	$143,949	$127,837

Note 13—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$—	$—	$23
State	659	495	43
Foreign	4,174	2,638	4,386

Total current	4,833	3,133	4,452

Deferred:
Federal	(411)	(2,020)	458
State	(1)	(8)	419
Foreign	(7,167)	2,367	496

Total deferred	(7,579)	339	1,373

Income tax expense (benefit)	$(2,746)	$3,472	$5,825

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income (loss) before income taxes:
United States	$(63,266)	$(15,019)	$(18,361)
Foreign	(1,794)	2,294	12,889

	$(65,060)	$(12,725)	$(5,472)

Income tax expense differs from the amount computed by applying the 2018 statutory federal income tax rate of 21.0% and the 2017 and 2016 statutory federal income tax rate of 35% to income (loss) before taxes as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States statutory federal income tax rate	$(13,663)	$(4,454)	$(1,915)
Non-deductible expenses	592	(294)	290
Deferred earnout adjustments	1,253	—	—
Noncash compensation	359	(30)	761
U.S. tax on foreign earnings, net of tax credits	—	(1,283)	587
Changes in valuation allowances	7,920	(5,956)	6,681
Tax credits	(1,025)	(699)	(4,403)
State taxes	74	224	53
Effect of operating in foreign jurisdictions	1,545	2,101	1,818
Deemed repatriation transition tax	—	3,807	—
Reduction of federal corporate tax rate	1,823	8,190	—
Changes in prior year estimates	(66)	(26)	293
Changes in uncertain tax benefits	(1,506)	1,798	1,243
Revisions of deferred tax accounts	(56)	(10)	313
Other	4	104	104

Income tax expense (benefit)	$(2,746)	$3,472	$5,825

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$17,934	$15,598
Federal, state and foreign tax credits	13,042	17,833
Depreciation and amortization	12,359	13,009
Unrealized loss on functional currency	1,203	565
Allowance for doubtful accounts	1,221	704
Accruals not currently deductible	12,559	1,027
Stock-based compensation	755	812
Intercompany interest	1,779	1,985
Other	193	351
Valuation allowance	(51,316)	(45,129)

Total deferred tax assets	9,729	6,755

Deferred tax liabilities:
Depreciation and amortization	(2,342)	(605)
Tax on foreign earnings	—	—
Other	(398)	(280)

Total deferred tax liabilities	(2,740)	(885)

Net deferred tax assets	$6,989	$5,870

As of December 31, 2018, the Company’s as filed net operating loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period Begins	Net Operating Loss Carryforwards	Tax Credit Carryforwards
		(in thousands)
U.S. Federal	2036	$20,263	$—
U.S. Federal	Indefinite	5,728	—
U.S. Federal	2020	—	9,930
U.S. State	2020	6,763	—
Non-U.S.	Indefinite	49,141	—
Non-U.S.	2019	1,607	—

		$83,502	$9,930

As of December 31, 2018, the Company’s valuation allowances were as follows:

Jurisdiction	Valuation Allowances
(in thousands)
United States	$38,450
Norway	10,093
United Kingdom	2,466
Other	307

$51,316

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

During 2018, the Company released the valuation allowance of $4.2 million in Australia. Management determined that sufficient positive evidence exists to conclude that it is more likely than not that the deferred tax assets will be realized in the future.

As of December 31, 2018, the Company intends to continue reinvesting earnings outside of the United States for the foreseeable future. This determination is based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and on its specific plan for reinvestment of the foreign subsidiaries’ undistributed earnings, with the exception of RigNet Qatar W.L.L. The Company did recognize U.S. taxes on the one-time repatriation tax due under the 2017 Tax Cuts and Jobs Act. While the Company does not expect to repatriate cash to the United States, if these amounts were distributed in the form of dividends or otherwise, the Company may be subject to additional tax liabilities with respect to items such as certain foreign exchange gains or losses, withholding taxes or state taxes It is not practicable at this time to determine the amount of unrecognized deferred tax liabilities with respect to the reinvested foreign earnings.

Corporate Tax Reform

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

During 2018, the Company has completed the accounting for the income tax effects of the Tax Act based on current regulations and available information. Any additional guidance issued by the IRS could impact our recorded amounts in future periods.. The adjustments related to The Tax Act are recorded as follows:

Reduction of US Federal Corporate Tax Rate: In the fourth quarter of 2017, the Company recorded a provisional decrease of $8.2 million to deferred tax expense related to the US federal corporate tax rate reduction. The Department of Treasury and the Internal Revenue Service issued proposed regulations in 2018 which provided additional guidance on the provisions of the Transition Tax under Section 965, including the election not to apply net operating loss deductions against the Transition Tax. The Company elected to apply foreign tax credits against the Transition Tax rather than current year operating losses. Due to utilizing credits rather than current operating losses, the Company recorded an additional decrease of $1.8 million to deferred tax expense and assets in 2018; however, since the Company recognizes a full valuation on the deferred tax asset, there is no impact to the 2018 federal tax provision. The Company considers this item complete.

Deemed Repatriation Transition Tax: In the fourth quarter of 2017, the Company recorded a provisional Transition Tax obligation of $3.8 million, which was fully offset by current losses and foreign tax credits. The Department of Treasury and the Internal Revenue Service issued proposed regulations in 2018 which provided additional guidance on the provisions of the Transition Tax under Section 965, including the election not to apply net operating loss deductions against the Transition Tax. The Company elected to apply foreign tax credits against the Transition Tax rather than current year operating losses. The final Transition Tax obligation of $4.0 million is fully offset by foreign tax credits. The Company considers this item complete.

Global Intangible Low Taxed Income (GILTI): In the fourth quarter of 2017, the Company was not able to reasonably estimate the effects for GILTI. Therefore, no provisional adjustment was recorded. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the deferred method). The Company’s selection of an accounting policy related to the new GILTI tax rules will depend, in part, on analyzing its global income to determine whether it expects to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. The Company has elected to treat any future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the period cost method). The Company prepared an estimate for 2018, which resulted in no GILTI impact. The Company considers this item complete.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2018, 2017 and 2016, the Company’s uncertain tax benefits totaling $16.1 million, $18.8 million and $21.8 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance, January 1,	$9,637	$13,244	$15,718
Additions for the current year tax	—	—	794
Additions related to prior years	—	110	602
Reductions related to settlements with taxing authorities	—	—	(3,701)
Reductions related to lapses in statue of limitations	(1,262)	(327)	(169)
Reductions related to prior years	(878)	(3,390)	—

Balance, December 31,	$7,497	$9,637	$13,244

As of December 31, 2018, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $7.5 million. In addition, as of December 31, 2018, the Company has recorded related assets, net of a valuation allowance of $1.1 million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2018, 2017 and 2016, the Company has accrued penalties and interest of approximately $8.6 million, $9.2 million and $8.8 million, respectively. The Company has recognized ($0.6) million, $0.3 million and $1.6 million of interest and penalties in income tax expense for the years ended December 31, 2018, 2017 and 2016, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company believes that it is reasonably possible that a decrease of up to $3.3 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. All of the Company’s federal filings are still subject to tax examinations. With few exceptions, the Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2008.

The Company received an IRS notice informing us of an audit of the Company’s 2016 income tax return. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months. The Company is in the early stages of the audit and is unable to quantify any potential settlement or outcome of the audit at this time.

Note 14—Supplemental Quarterly Financial Information (Unaudited)

Summarized quarterly supplemental consolidated financial information for 2018 and 2017 are as follows:

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$53,833	$60,007	$64,770	$60,244
Operating loss	$(4,470)	$(4,330)	$(1,021)	$(51,274)
Net loss	$(5,526)	$(4,299)	$(2,798)	$(49,691)
Net loss attributable to RigNet, Inc. common stockholders	$(5,556)	$(4,329)	$(2,847)	$(49,721)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.31)	$(0.23)	$(0.15)	$(2.62)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.31)	$(0.23)	$(0.15)	$(2.62)

Weighted average shares outstanding, basic	18,146	18,639	18,905	18,948

Weighted average shares outstanding, diluted	18,146	18,639	18,905	18,948

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenue	$48,072	$49,162	$50,844	$56,814
Operating loss	$(1,067)	$(3,438)	$(2,951)	$(2,532)
Net loss	$(1,987)	$(4,210)	$(4,193)	$(5,807)
Net loss attributable to RigNet, Inc. common stockholders	$(2,026)	$(4,249)	$(4,232)	$(5,669)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.11)	$(0.24)	$(0.23)	$(0.31)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.11)	$(0.24)	$(0.23)	$(0.31)

Weighted average shares outstanding, basic	17,873	17,985	18,086	18,090

Weighted average shares outstanding, diluted	17,873	17,985	18,086	18,090

Note—The Quarter Ended December 31, 2018 includes a net $50.6 million expense accrual for the GX dispute reported in general and administrative expense. See a more complete discussion of the GX Dispute in Note 9 of the Notes to Consolidated Financial Statements and in Item 3, Legal Proceedings of this Annual Report on Form 10-K.

Note 15 – Employee Benefits

The Company maintains a 401(k)-plan pursuant to which eligible employees may make contributions through a payroll deduction.

Effective January 1, 2018, the Company re-instated the 401(k) match under which the Company will make matching cash contributions of 100% of each employee’s contribution up to 3.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 3.0% and 5.0% of such employee’s eligible compensation, up to the maximum amount permitted by law. The Company incurred expenses of $0.8 million, none and none for the years ended December 31, 2018, 2017 and 2016, respectively, for employer contributions.

Note 16 – Restructuring Costs – Cost Reduction Plans

During the year ended December 31, 2018, the Company incurred a net pre-tax restructuring expense of $0.8 million reported as general and administrative expense in the Corporate segment associated with the reduction of 23 employees.

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

Note 17 –Executive Departure costs

Charles “Chip” Schneider, the prior Senior Vice President and Chief Financial Officer, departed the Company effective December 27, 2017. On August 20, 2018, Lee M. Ahlstrom was named Senior Vice President and Chief Financial Officer.

Marty Jimmerson, the Company’s former CFO, served as Interim CEO and President from January 7, 2016 to May 31, 2016, to replace Mark Slaughter, the prior CEO and President. Mr. Jimmerson departed the Company on June 1, 2016. On May 31, 2016, Steven E. Pickett was named Chief Executive Officer (CEO) and President of the Company.

In connection with these executive departures, the Company incurred executive departure expense of $0.4 million, $1.2 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, in the corporate segment.