Form 10-K/A
period 2018-12-31
RigNet, Inc.
filed 2019-05-10
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-35003

RigNet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0677208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15115 Park Row Blvd, Suite 300 Houston, Texas	77084-4947
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (281) 674-0100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RNET	NASDAQ

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

EXPLANATORY NOTE

In April 2019, our management identified an operational deficiency related to reporting requirements under our Third Amended and Restated Credit Agreement (Credit Agreement). For periods prior to and including December 31, 2018, the definition of “Consolidated Funded Indebtedness” used in our consolidated leverage ratio calculation included “the maximum amount available to be drawn under issued and outstanding letters of credit (including standby and commercial), bankers’ acceptances, bank guarantees, surety bonds and similar instruments” and certain restrictions were in place on the incurrence of such instruments. We identified that in periods beginning at least as early as March 31, 2014, we had incurred and not appropriately included certain surety bonds or other similar instruments in our consolidated leverage ratio calculation. As a result, on May 6, 2019, the Company entered into a Consent and Waiver (Consent) to the Credit Agreement with the financial institutions party thereto under which we are permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness for the period ended March 31, 2019. In addition, the Consent waived all specified violations for all prior periods.

We continue to work with the financial institutions under our Credit Agreement to ensure that the Credit Agreement does not impede our ordinary-course business operations with respect to surety bonds and other similar instruments.

Assessment of Internal Control Over Financial Reporting

In assessing the severity of this deficiency, management considered several circumstances surrounding the deficiency including (i) the fact that surety bonds do not represent an outstanding obligation of the Company, (ii) the fact that these surety bonds do not impact our consolidated balance sheets or the related consolidated statements of comprehensive loss, cash flows, and equity, (iii) the speed and willingness with which the financial institutions waived previous violations and agreed to exclude such surety bonds from our calculation of Consolidated Funded Indebtedness for March 31, 2019, (iv) the high probability that the financial institutions would have waived this violation had it been identified upon first occurrence, (v) the fact that we have never had a claim against a surety bond, and (vi) the very low probability that the financial institutions would have “called” our outstanding debt, or enforced any other rights or remedy under the Credit Agreement.

We acknowledge that we should have disclosed the technical covenant breach when the breach originally occurred and that this omitted disclosure, regardless of circumstances above, could be deemed material. Therefore, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, for periods prior to and including December 31, 2018, we had a material weakness in our disclosure controls and procedures.

The material weakness did not result in any misstatement to our consolidated balance sheets or the related consolidated statements of comprehensive loss, cash flows, and equity for the year ended December 31, 2018, or any period prior to this date.

Remediation Efforts

Since identifying this deficiency, we have enhanced our internal controls related to our debt covenant calculations by:

•	requiring elevated approvals for any instrument which could impact our calculation of Consolidated Funded Indebtedness,

•	including additional certifications related to such instruments on our regional financial checklists and SOX sub-certifications, and

•	requiring additional personnel to participate in our disclosure committee meetings.

We also believe we have accurately calculated and reported our required debt covenant calculations for the March 31, 2019 reporting period and are in compliance with required covenant ratios.

This Amendment No. 1 on Form 10-K/A (Amendment) amends RigNet, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (Original Filing). The purpose of this Amendment No.1 is to:

•

amend our disclosures related to debt covenant compliance and outstanding performance bonds contained in Footnote 6 – Long-Term Debt, to the Consolidated Financial Statements contained in Part IV, Item 15 of the Original Filing and in Part I, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Original Filing,

•	revise the disclosure on the effectiveness of our disclosure controls and procedures and the disclosure on our internal control over financial reporting in Part II, Item 9A of the Original Filing,

•

revise the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP regarding the effectiveness of our internal control over financial reporting (Internal Control Report) contained on page F-3 of Part IV, Item 15 of the Original Filing, and

•

revise the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP contained on page F-2 of Part IV, Item 15 of the Original Filing solely to reflect such revision of the Internal Control Report.

As required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of the Items amended in this Amendment No. 1. However, there have been no changes to the text of such items other than the changes stated in the immediately preceding listing. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, a new consent of Deloitte & Touche LLP, our independent registered public accounting firm, and related amendments to the List of Exhibits contained in Part IV, Item 15 of the Original Filing, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (SEC) subsequent to the Original Filing. The filing of this Amendment shall not be deemed an admission that the Original Filing, when made, included any untrue statements of material fact or omitted to state a material fact necessary to make a statement misleading.

		Page

	PART II

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5
Item 8	Financial Statements and Supplementary Data	20
Item 9A	Controls and Procedures	20

	PART IV

Item 15	Exhibits, Financial Statement Schedules	24

PART II

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

Performance Obligations Satisfied Over Time—The delivery of a Systems Integration solution represents the single performance obligation under Systems Integration contracts. Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

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

Variable Consideration—Systems Integration—We record revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue was included in CIEB as of December 31, 2018 and 2017. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

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

General and Administrative. General and administrative expenses increased by $8.4 million to $53.2 million for the year ended December 31, 2018 from $44.8 million for the year ended December 31, 2017. The increase in general and administrative expenses included $4.3 million from acquired business, $2.4 million from bad debt expense, along with other increases from personnel costs and legal expenses.

Income Tax Expense. Our effective income tax rate was 4.2% and (27.3)% for the years ended December 31, 2018 and 2017, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest. See Note 13—“Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

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

Credit Agreement

We have a $15.0 million term loan facility (Term Loan) and an $85.0 million revolving credit facility (RCF), which includes a $25.0 million sublimit for the issuance of commercial and standby letters of credit and performance bonds issued by the parties under the Credit Agreement.

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

In April 2019, we determined that in periods beginning at least as early as March 31, 2014, we had incurred and not appropriately included certain surety bonds or other similar instruments in our consolidated leverage ratio calculation as defined by the credit agreement. As a result, on May 6, 2019, we entered into a Consent and Waiver (Consent) to the credit agreement with the financial institutions party thereto under which we are permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness, as defined in the credit agreement, for the period ended March 31, 2019. In addition, the Consent waived all specified violations for all prior periods.

We continue to work with the financial institutions under our Credit Agreement to ensure that the Credit Agreement does not impede our ordinary-course business operations with respect to surety bonds and other similar instruments.

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

Under the Updated Credit Agreement, the term loan facility, the term out facility and the revolving credit facility bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Updated Credit Agreement. Interest is payable monthly and principal installments of $1.25 million under the term loan facility are due quarterly. Principal installments of $1.5 million are due quarterly under the term out facility beginning June 30, 2019. The revolving credit facility contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit issued by parties under the credit agreement.

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

Contractual Obligations and Commercial Commitments

At December 31, 2018, we had contractual obligations and commercial commitments as follows:

					2024 and Beyond
	Total	2019	2020—2021	2022—2023
	(in thousands)
Contractual Obligations:
Debt obligations
Term loan	$9,685	$4,831	$4,854	$—	$—
Revolving loan	67,150	—	67,150	—	—
Capital leases	192	111	81	—	—
Interest (1)	7,729	3,930	3,799	—	—
Operating leases	6,112	1,822	1,895	1,351	1,044
Cyphre contingent consideration	4,110	325	650	3,135	—
Intelie contingent consideration (payable in stock)	9,500	3,000	6,500		—
Commercial Commitments:
Satellite and network services	11,718	10,600	1,118	—	—

	$116,196	$24,619	$86,047	$4,486	$1,044

(1)	Computed on the expected outstanding principal balance through the term of the Credit Agreement, at the interest rate in effect at December 31, 2018.

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

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit and performance bonds issued by the parties under the Credit Agreement.

As of December 31, 2018, there were no outstanding standby letters of credit and there were $30.5 million of performance bonds outstanding of which $1.7 million is issued by the parties under the Credit Agreement. We have a performance bond facility with a lender in the amount of $1.5 million for our MCS segment. This facility has a maturity date of June 2021. We maintain restricted cash on a dollar for dollar basis to secure this facility.

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

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of December 31, 2018, due to a material weakness in internal control over financial reporting as discussed below.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting (as revised)

The management report called for by Item 308(a) of Regulation S-K is provided below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (as revised)

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

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Intelie, Auto-Comm and SAFCON acquired by the Company on March 23, 2018, and April 18, 2018, respectively. Intelie, Auto-Comm and SAFCON represents 43% and 11% of net and total assets, respectively, 7% of revenues and 3% of net loss of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Management determined that the internal controls of Intelie, Auto-Comm and SAFCON would be excluded from the internal control assessment as of December 31, 2018, due to the timing of the closing of the acquisitions in March 2018 and April 2018 and as permitted by the rules and regulations of the Securities and Exchange Commission.

Deloitte & Touche LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of internal control over financial reporting as of December 31, 2018 which is included in Item 8. Financial Statements and Supplementary Data.

Description of Material Weakness

In evaluating the effectiveness of our disclosure controls and procedures, management identified an operational deficiency related to reporting requirements under our Third Amended and Restated Credit Agreement (Credit Agreement). For periods prior to and including December 31, 2018, the definition of “Consolidated Funded Indebtedness” used in our consolidated leverage ratio calculation included “the maximum amount available to be drawn under issued and outstanding letters of credit (including standby and commercial), bankers’ acceptances, bank guarantees, surety bonds and similar instruments” and certain restrictions were in place on the incurrance of such instruments. In April 2019, we identified that in periods beginning at least as early as March 31, 2014, we had incurred and not appropriately included certain surety bonds or other similar instruments in our consolidated leverage ratio calculation. As a result, on May 6, 2019, the Company entered into a Consent and Waiver (Consent) to the Credit Agreement with the financial institutions party thereto under which we are permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness for the period ended March 31, 2019. In addition, the Consent waived all specified violations for all prior periods.

We continue to work with the financial institutions under our credit agreement to ensure that the credit agreement does not impede our ordinary-course business operations with respect to surety bonds and other similar instruments.

We have concluded that we did not properly design and operate adequate internal control over monitoring compliance with financial covenants stipulated by our Third-Amended and Restated Credit Agreement. As a result, the technical violation in our leverage ratio calculation could have resulted in the outstanding amounts under our credit agreement being accelerated under the terms of the arrangement.Therefore, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, for periods prior to and including December 31, 2018, we had a material weakness in our internal controls over financial reporting.

The material weakness did not result in any misstatement to our consolidated balance sheets or the related consolidated statements of comprehensive loss, cash flows, and equity for the year ended December 31, 2018, or any period prior to this date.

REMEDIATION EFFORTS TO ADDRESS THE MATERIAL WEAKNESS

Since identifying this deficiency, we have begun to consider the scope of our remediation efforts, including the enhancement of our internal controls related to our debt covenant calculations by:

•	requiring elevated approvals for any instrument which could impact our calculation of Consolidated Funded Indebtedness,

•	including additional certifications related to such instruments on our regional financial checklists and SOX sub-certifications, and

•	requiring additional personnel to participate in our disclosure committee meetings.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(A)	Consolidated Financial Statements

1.	Consolidated Financial Statements. The consolidated financial statements listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report.

2.

Consolidated Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

(B)	Exhibits

The exhibits listed below are filed as part of this Annual Report for Form 10-K.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

4.1	Specimen certificate evidencing common stock (filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.1+	2006 Long-Term Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.2+	2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.3+	Amendment to the 2010 Omnibus Incentive Plan (filed as Exhibit 99.2 to the Registrant’s Registration Statement on Form S-8 [File No. 333-211471] and incorporated herein by reference)

10.4+	Form of Option Award Agreement under the 2006 Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.5+	Form of Incentive Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.6+	Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.7+	Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.8+	Form of Performance Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.9+	Form of Incentive Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.10+	Form of Nonqualified Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.11+	Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.12+	Form of 2017 Performance Unit Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2017, and incorporated herein)

10.13+	Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017, and incorporated herein by reference)

10.14+	Employment Agreement between the Registrant and Steven E. Pickett dated May 31, 2016 (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, and incorporated herein by reference)

10.15	Third Amended and Restated Credit Agreement dated as of November 6, 2017 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party hereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, BBVA Compass, as Syndication Agent, the Lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 6, 2017, and incorporated herein by reference)

10.16+	Omnibus Amendment to Incentive Plan Award Agreements (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2018, and incorporated herein by reference)

10.17+	Form of Restricted Stock Unit Award Agreement (filed as exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018, and incorporated herein by reference)

10.18+	Form of Incentive Stock Option Award Agreement (filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 6, 2018, and incorporated herein by reference)

10.19	Registration Rights Agreement among Digital Oilfield Investments LP and RigNet, Inc. dated as of August 14, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 20, 2018, and incorporated herein by reference)

10.20	First Amendment to the Third Amended and Restated Credit Agreement dated as of February 13, 2019 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet party hereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, BBVA Compass, as Syndication Agent, the Lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 13, 2019, and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 15, 2019, and incorporated herein by reference)

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	May 9, 2019

Steven E. Pickett

Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. PICKETT Steven E. Pickett	Chief Executive Officer and President (Principal Executive Officer)	May 9, 2019

/s/ LEE M. AHLSTROM Lee M. Ahlstrom	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 9, 2019

/s/ BENJAMIN A. CARTER Benjamin A. Carter	Director of Accounting and Reporting (Principal Accounting Officer)	May 9, 2019

/s/ JAMES H. BROWNING James H. Browning	Chairman of the Board	May 9, 2019

/s/ MATTIA CAPRIOLI Mattia Caprioli	Director	May 9, 2019

/s/ DITLEF DE VIBE Ditlef de Vibe	Director	May 9, 2019

/s/ KEVIN MULLOY Kevin Mulloy	Director	May 9, 2019

/s/ KEVIN J. O’HARA Kevin J. O’Hara	Director	May 9, 2019

/s/ KEITH OLSEN Keith Olsen	Director	May 9, 2019

/s/ GAIL SMITH Gail Smith	Director	May 9, 2019

/s/ BRENT K. WHITTINGTON Brent K. Whittington	Director	May 9, 2019

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2019, (May 9, 2019, as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)), which report expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

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

Houston, Texas

March 15, 2019 (May 9, 2019 as to the effects of the matter described in Note 6 to the consolidated financial statements).

We have served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RigNet, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of RigNet, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 15, 2019 (May 9, 2019, as to the matter described in Note 6 to the consolidated financial statements), expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting (as revised), management excluded from its assessment the internal control over financial reporting at Intelie Soluções Em Informática S.A (“Intelie”) and Automation Communications Engineering Corp. and Safety Controls, Inc. (collectively known as “AutoComm/SAFCON”), which was acquired on March 23, 2018 and April 18, 2018, respectively, and whose financial statements constitute 40% and 10% of net and total assets, respectively, 7% of revenues, and 3% of net loss of the consolidated financial statement amounts of the Company as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Intelie or AutoComm/SAFCON.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

The Company did not properly design and operate adequate internal control over monitoring compliance with financial covenants stipulated by the Company’s Third Amended and Restated Credit Agreement.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2018, of the Company, and this report does not affect our report on such financial statements.

Houston, Texas

March 15, 2019 (May 9, 2019 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)).

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

The RCF contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit and performance bonds issued by parties under the credit agreement. The facilities under the credit agreement are secured by substantially all the assets of the Company.

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

In April 2019, the Company determined that in periods beginning at least as early as March 31, 2014, it had incurred and not appropriately included certain surety bonds or other similar instruments in its consolidated leverage ratio calculation as defined by the credit agreement. As a result, on May 6, 2019, the Company entered into a Consent and Waiver (Consent) to the credit agreement with the financial institutions party thereto under which the Company is permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness (as defined in the credit agreement) for the period ended March 31, 2019. In addition, the Consent waived all specified violations for all prior periods.

The Company continues to work with the financial institutions under our credit agreement to ensure that the credit agreement does not impede the Company’s ordinary-course business operations with respect to surety bonds and other similar instruments.

Performance Bonds, Surety Bonds and Other Similar Instruments

On September 14, 2012, NesscoInvsat Limited, a subsidiary of RigNet, secured a performance bond facility. On November 6, 2017, this facility became a part of the third amended and restated credit agreement and falls under the $25.0 million sub-limit of the RCF for commercial and standby letters of credit and performance bonds issued by the parties under the Credit Agreement.

As of December 31, 2018, there were no outstanding standby letters of credit and there were $30.5 million of performance bonds outstanding of which $1.7 million is issued by the parties under the Credit Agreement.

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

Under the Updated Credit Agreement, the term loan facility, the term out facility and the revolving credit facility bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Updated Credit Agreement. Interest is payable monthly and principal installments of $1.25 million under the term loan facility are due quarterly. Principal installments of $1.5 million are due quarterly under the term out facility beginning June 30, 2019. The revolving credit facility contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit issued by the parties under the credit agreement.

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