Form 10-Q
period 2019-03-31
RigNet, Inc.
filed 2019-05-10
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2019, there were outstanding 19,711,075 shares of the registrant’s Common Stock.

Glossary

Adjusted EBITDA	A non-GAAP measure. Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges, the GX dispute, the GX dispute Phase II costs and non-recurring items. A reconciliation of Adjusted EBITDA to Net Income can be found in Item 6. Selected Financial Data on page 35.

AI	Artificial Intelligence

Apps	Software Applications

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Auto-Comm	Automation Communications Engineering Corp., acquired in 2018, provides additional Systems Integration solutions

AVI	Adaptive Video Intelligence

BOP	Blow-out preventer

BGAN	Broadband Global Access Networks

CIEB	Costs and estimated earnings in excess of billings on uncompleted contracts

Cyphre®	Acquired in 2017, provides cybersecurity solutions with advanced enterprise data protection

DTS	Acquired in 2017, increases solutions offerings in managed communications, IT, and disaster relief

ECS	Enhanced Cyber Security

EDS	Emergency disconnection sequence

EPC	Engineering, Procurement and Construction

ESS	Acquired in 2017, increases solutions offerings in SCADA and IoT

Exchange Act	United States Securities Exchange Act of 1934, as Amended

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

GX	Inmarsat plc’s Global Express satellite bandwidth service

HTS	High Throughput Satellite, providing greater bandwidth than traditional satellites

Intelie	Intelie soluções em Informática SA, acquired in 2018, provides machine learning and real-time predictive analytics

IoT	Internet-of-Things

IP	Internet Protocol

KPI	Key performance indicators

LIBOR	London Interbank Offered Rate

LoRA	Long Range Access

LOS	Line-of-Sight microwave transmission

MCS	Managed Communications Services

MPLS	Multiprotocol Label Switching

NASDAQ	NASDAQ Global Select Market, where RigNet’s common shares are listed for trading

NOC	Network Operations Center

NPT	Non-productive time

OPEC	Organization of Petroleum Exporting Countries

OTT	Software, IoT and other advanced solutions delivered Over-the-Top of the network layer

PUC	Public Utility Commission

ROP	Rate of penetration

SaaS	Software as a Service

SAB	Staff Accounting Bulletin

SAFCON	Safety Controls, Inc., acquired in 2018, provides additional safety, security, and maintenance service solutions for oil and gas

Satellite bandwidth – Ka band	Bandwidth typically operating in a frequency range of 27 – 40 gigahertz

Satellite bandwidth – Ku band	Bandwidth typically operating in a frequency range of 12 – 18 gigahertz

Satellite bandwidth – C band	Bandwidth typically operating in a frequency range of 4 – 8 gigahertz

Satellite bandwidth – L band	Bandwidth typically operating in a frequency range of 1 – 2 gigahertz

SCADA	Supervisory Control and Data Acquisition

SEC	United States Securities and Exchange Commission

SI	Systems Integration

SOC	Security Operations Center

TECNOR	Orgtec S.A.P.I. de C.V., d.b.a. TECNOR, acquired in March 2016, increases solutions offerings in Mexico

The Tax Act	The Tax Cuts and Jobs Act

U.S. GAAP	Generally Accepted Accounting Principles in the United States

VMS	Video Management System

VSAT	Very Small Aperture Terminal satellite receivers

WiMax	Worldwide Interoperability for Microwave Access wireless broadband communication standard

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$18,660	$21,711
Restricted cash	42	41
Accounts receivable, net	74,115	67,450
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	5,710	7,138
Prepaid expenses and other current assets	7,180	6,767

Total current assets	105,707	103,107
Property, plant and equipment, net	63,889	63,585
Restricted cash	1,499	1,544
Goodwill	46,830	46,631
Intangibles, net	31,495	33,733
Right-of-use lease asset	4,588	—
Deferred tax and other assets	7,211	10,325

TOTAL ASSETS	$261,219	$258,925

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,922	$20,568
Accrued expenses	16,015	16,374
Current maturities of long-term debt	10,809	4,942
Income taxes payable	2,680	2,431
GX dispute accrual	50,765	50,765
Deferred revenue and other current liabilities	9,724	5,863

Total current liabilities	116,915	100,943
Long-term debt	64,734	72,085
Deferred revenue	272	318
Deferred tax liability	619	652
Right-of-use lease liability - long-term portion	5,789	—
Other liabilities	25,784	28,943

Total liabilities	214,113	202,941

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2019 or December 31, 2018	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 19,711,075 and 19,464,847 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	20	19
Treasury stock - 198,199 and 91,567 shares at March 31, 2019 and December 31, 2018, respectively, at cost	(2,677)	(1,270)
Additional paid-in capital	177,404	172,946
Accumulated deficit	(108,500)	(96,517)
Accumulated other comprehensive loss	(19,096)	(19,254)

Total stockholders’ equity	47,151	55,924
Non-redeemable, non-controlling interest	(45)	60

Total equity	47,106	55,984

TOTAL LIABILITIES AND EQUITY	$261,219	$258,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenue	$57,510	$53,833

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,456	33,681
Depreciation and amortization	8,912	7,987
Selling and marketing	3,793	2,949
General and administrative	16,470	13,686

Total expenses	65,631	58,303

Operating loss	(8,121)	(4,470)
Other income (expense):
Interest expense	(1,238)	(959)
Other income, net	72	506

Loss before income taxes	(9,287)	(4,923)
Income tax expense	(2,666)	(603)

Net loss	(11,953)	(5,526)
Less: Net income attributable to non-redeemable, non-controlling interest	30	30

Net loss attributable to RigNet, Inc. stockholders	$(11,983)	$(5,556)

COMPREHENSIVE LOSS
Net loss	$(11,953)	$(5,526)
Foreign currency translation	158	1,600

Comprehensive loss	(11,795)	(3,926)
Less: Comprehensive income attributable to non-controlling interest	30	30

Comprehensive loss attributable to RigNet, Inc. stockholders	$(11,825)	$(3,956)

LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(11,983)	$(5,556)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.63)	$(0.31)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.63)	$(0.31)

Weighted average shares outstanding, basic	18,949	18,146

Weighted average shares outstanding, diluted	18,949	18,146

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(11,953)	$(5,526)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	8,912	7,987
Stock-based compensation	4,458	2,445
Amortization of deferred financing costs	61	51
Deferred taxes	2,469	449
Change in fair value of earn-out/contingent consideration	—	22
Accretion of discount of contingent consideration payable for acquisitions	94	162
Gain on sales of property, plant and equipment, net of retirements	(7)	(53)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(6,777)	(6,255)
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	1,439	520
Prepaid expenses and other assets	85	(1,012)
Accounts payable	4,058	(999)
Accrued expenses	(38)	(2,613)
Deferred revenue	3,074	1,905
Other liabilities	(1,227)	425

Net cash provided by (used in) operating activities	4,648	(2,492)

Cash flows from investing activities:
Acquisitions (net of cash acquired)	—	(3,202)
Capital expenditures	(4,814)	(5,099)
Proceeds from sales of property, plant and equipment	66	149

Net cash used in investing activities	(4,748)	(8,152)

Cash flows from financing activities:
Issuance of common stock upon the exercise of stock options and the vesting of restricted stock	1	13
Stock withheld to cover employee taxes on stock-based compensation	(1,407)	(980)
Subsidiary distributions to non-controlling interest	(135)	(66)
Repayments of long-term debt	(1,295)	(1,286)
Payment of financing fees	(250)	—

Net cash used in financing activities	(3,086)	(2,319)

Net change in cash and cash equivalents	(3,186)	(12,963)

Cash and cash equivalents including restricted cash:
Balance, January 1,	23,296	36,141
Changes in foreign currency translation	91	271

Balance, March 31,	$20,201	$23,449

Supplemental disclosures:
Income taxes paid	$737	$629
Interest paid	$1,019	$665
Non-cash investing - capital expenditures accrued	$4,398	$3,186
Non-cash investing - contingent consideration for acquisitions	$—	$7,600
Non-cash investing and financing - stock for acquisitions	$—	$7,340
Liabilities assumed in acquisitions	$—	$4,285

	March 31,	March 31,
	2019	2018
Cash and cash equivalents	$18,660	$21,858
Restricted cash - current portion	42	45
Restricted cash - long-term portion	1,499	1,546

Cash and cash equivalents including restricted cash	$20,201	$23,449

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
	(dollars and shares in thousands)
Balance, January 1, 2018	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277
Issuance of common stock upon the exercise of stock options	1	—	—	—	12	—	—	12	—	12
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	340	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Intelie	530	1	—	—	7,339	—	—	7,340	—	7,340
Stock withheld to cover employee taxes on stock-based compensation	—	—	74	(980)	—	—	—	(980)	—	(980)
Stock-based compensation	—	—	—	—	2,445	—	—	2,445	—	2,445
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)		(338)
Foreign currency translation	—	—	—	—	—	—	1,600	1,600	—	1,600
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(66)	(66)
Net income (loss)	—	—	—	—	—	(5,556)	—	(5,556)	30	(5,526)

Balance, March 31, 2018	19,104	$19	80	$(1,096)	$165,625	$(39,620)	$(13,206)	$111,722	$42	$111,764

Balance, January 1, 2019	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	246	1	—	—	—	—	—	1	—	1
Stock withheld to cover employee taxes on stock-based compensation	—	—	106	(1,407)	—	—	—	(1,407)	—	(1,407)
Stock-based compensation	—	—	—	—	4,458	—	—	4,458	—	4,458
Foreign currency translation	—	—	—	—	—	—	158	158	—	158
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(135)	(135)
Net income (loss)	—	—	—	—	—	(11,983)	—	(11,983)	30	(11,953)

Balance, March 31, 2019	19,711	$20	198	$(2,677)	$177,404	$(108,500)	$(19,096)	$47,151	$(45)	$47,106

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2019.

Significant Accounting Policies

Please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2018 for information regarding the Company’s accounting policies.

Revenue Recognition – Revenue from Contracts with Customers

Revenue is recognized to depict the transfer of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenue Recognition – Managed Communications Services (MCS) and Applications and Internet-of-Things (Apps & IoT)

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

Performance Obligations Satisfied Over Time — The delivery of service represents the single performance obligation under MCS and Apps & IoT contracts. Revenue for contracts is generally recognized over time as service is transferred to the customer and the Company expects to be entitled to the agreed monthly or day rate in exchange for those services.

Performance Obligations Satisfied at a Point in Time — The delivery of equipment represents the single performance obligation under equipment sale contracts. Revenue for equipment sales is generally recognized upon delivery of equipment to customers.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of March 31, 2019 and December 31, 2018, the amount of CIEB related to Systems Integration projects was $5.7 million and $7.1 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid within a one-year period. As of March 31, 2019 and December 31, 2018, $2.3 million and none, respectively, of amounts billed to customers in excess of revenue recognized to date were classified as a current liability, under deferred revenue.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue were included in CIEB as of March 31, 2019 and December 31, 2018. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of March 31, 2019, we have backlog for our percentage of completion projects of $43.1 million, which will be recognized over the remaining contract term for each contract. Percentage of completion contract terms are typically one to three years.

Leases

Effective with the adoption of the new lease standard on January 1, 2019, we determine if an arrangement is a lease at inception. Operating leases right to use assets and liabilities are included in right to use lease asset, deferred revenue and other current liabilities and right to use lease liability – long-term portion on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment, current maturities of long-term debt, and long-term debt on our condensed consolidated balance sheets.

Operating lease right to use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on to the balance sheet. The Company adopted this ASU as of the first quarter 2019, and it requires right-of-use liabilities on the consolidated balance sheet of $6.5 million as of March 31, 2019, of which $5.8 million is long-term and $0.7 million is current, with no related impact on the Company’s Condensed Consolidated Statement of Equity or Comprehensive Loss. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows companies to carry forward their historical lease classification and to not record leases with an initial term of less than 12 months. The Company has used the optional transition method permitted under Accounting Standards Update No. 2018-11 (ASU 2018-11). Accordingly, prior year amounts have not been adjusted and continue to be reflected in accordance with Company’s historical accounting. The Company’s credit agreement excludes the impact of ASU 2016-02.

In June 2018, the FASB issued Accounting Standards Update No. 2018-07 (ASU 2018-07), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The ASU is effective for annual and interim reporting periods beginning after December 15, 2018. The adoption of this ASU did not have any material impact on the Company’s condensed consolidated financial statements

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), which eliminates disclosures, modifies existing disclosures and adds new Fair Value disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of this ASU will have on the Company’s condensed consolidated financial statements.

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

The goodwill of $1.4 million arising from the acquisitions consists largely of growth prospects, synergies and other benefits that the Company believes will result from combining the operations of the Company, Auto-Comm and SAFCON, as well as other intangible assets that do not qualify for separate recognition, such as assembled workforce in place at the date of acquisition. The goodwill recognized is expected to be nondeductible for income tax purposes. The acquisitions of Auto-Comm and SAFCON, including goodwill, are included in the Company’s condensed consolidated financial statements as of the acquisition date and are primarily reflected in the Systems Integration segment.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of Intelie have been recorded at their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the underlying net tangible and identifiable intangible assets and liabilities has been recorded as goodwill.

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of March 31, 2019, the fair value of the earn-out was $9.6 million. During the three months ended March 31, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities. Portions of the earn-out are payable in RigNet stock on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement. On April 29, 2019, the agreement was amended to clarify the calculation of certain contingent consideration, but did not change the amount or form of consideration that could be paid pursuant to the purchase agreement.

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

Actual and Pro Forma Impact of the 2018 Acquisitions

The 2018 acquisition of Intelie contributed revenue and net loss of $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2018.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table represents supplemental pro forma information as if the 2018 acquisitions of Auto-Comm, SAFCON and Intelie had occurred on January 1, 2018.

Three Months Ended March 31,
2018
(in thousands, except per share amounts)
Revenue	$57,750
Expenses	62,809

Net loss	$(5,059)

Net loss attributable to RigNet, Inc. common stockholders	$(5,089)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.28)

Diluted	$(0.28)

The Company incurred acquisition-related costs of $0.4 million and $0.8 million in the three months ended March 31, 2019 and 2018, respectively, reported in general and administrative costs.

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

For the three months ended March 31, 2019, Royal Dutch Shell represented 10.9% of our consolidated revenue. Additionally, our top 5 customers generated 27.4% of the Company’s revenue for the three months ended March 31, 2019.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2019 or 2018. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6 – Long-Term Debt).

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

The Company acquired $1.4 million of goodwill in the Systems Integration segment from the Auto-Comm and SAFCON acquisitions completed on April 18, 2018 (see Note 2 – Business Combinations).

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

MCS had $22.8 million of goodwill as of March 31, 2019, and fair value exceeded carrying value by 34.7% as of the July 31, 2018 annual impairment test. Apps & IoT had $22.7 million of goodwill as of March 31, 2019, and fair value exceeded carrying value by 48.1% as of the July 31, 2018 annual impairment test. Systems Integration had $1.4 million of goodwill as of March 31, 2019, and fair value exceeded carrying value by 126.5% as of the July 31, 2018 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

No impairment indicators have been identified in any reporting unit as of March 31, 2019 and December 31, 2018.

As of March 31, 2019 and December 31, 2018, goodwill was $46.8 million and $46.6 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, and increases with acquisitions.

Intangibles

Intangibles consist of customer relationships, covenants-not-to-compete, brand name, licenses, technology and backlog acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 5.0 to 20.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

No impairment indicators have been identified in any reporting unit as of March 31, 2019.

As of March 31, 2019 and December 31, 2018, intangibles were $31.5 million and $33.7 million, respectively. During the three months ended March 31, 2019 and 2018, the Company recognized amortization expense of $2.5 million and $2.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth expected amortization expense of intangibles for the remainder of 2019 and the following years (in thousands):

2019	5,154
2020	6,163
2021	5,756
2022	5,476
2023	4,832
Thereafter	4,114

$31,495

Note 5 – Restricted Cash

As of March 31, 2019 and December 31, 2018, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the MCS segment (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of March 31, 2019 and December 31, 2018, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2019	2018
	(in thousands)
Term Loan, net of unamortized deferred financing costs	$8,750	$10,000
Term-Out Loan	30,000	—
Revolving credit facility (RCF)	37,150	67,150
Unamortized deferred financing costs	(504)	(315)
Finance lease	147	192

	75,543	77,027
Less: Current maturities of long-term debt	(10,729)	(4,831)
Current maturities of finance lease	(80)	(111)

	$64,734	$72,085

Credit Agreement

On February 13, 2019, the Company entered into the first amendment to the third amended and restated credit agreement (Credit Agreement) with four participating financial institutions. The Company refinanced $30.0 million of outstanding draws under the existing $85.0 million revolving credit facility (RCF) with a new $30.0 million term-out facility (Term-Out Loan). The Credit Agreement provides for a $15.0 million term loan (Term Loan), a $30.0 million Term-Out Loan and an $85.0 million RCF. The RCF and Term-Out Loan mature on April 6, 2021. The Term Loan matures on December 31, 2020.

The Credit Agreement requires a $45.0 million reserve (Specified Reserve) under the RCF that will be released and made available for borrowing for payment of monetary damages from the GX dispute. The RCF contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit and performance bonds issued by the parties under the credit agreement. The facilities under the credit agreement are secured by substantially all the assets of the Company.

Under the Credit Agreement, the Term Loan, Term-Out Loan and the RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Credit Agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly. Principal installments of $1.5 million are due quarterly under the Term-Out Loan beginning June 30, 2019. The weighted average interest rate for the three months ended March 31, 2019 and 2018 were 5.2% and 4.2%, respectively, with an interest rate of 5.2% at March 31, 2019.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Term Loan

As of March 31, 2019, the Term Loan had an outstanding principal balance of $8.8 million, excluding the impact of unamortized deferred financing costs.

Term-Out Loan

As of March 31, 2019, the Term-Out Loan had an outstanding principal balance of $30.0 million.

RCF

As of March 31, 2019, $37.2 million in draws remain outstanding under the RCF.

Covenants and Restrictions

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 2.75 to 1.00. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the quarter that RigNet makes a final irrevocable payment of all monetary damages from the GX dispute. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

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

We believe we have accurately calculated and reported our required debt covenant calculations for the March 31, 2019 reporting period and are in compliance with the required covenant ratios.

Performance Bonds, Surety Bonds and Other Similar Instruments

As of March 31, 2019, there were $30.5 million of performance bonds, surety bonds and similar instruments outstanding of which $1.7 million is issued by the parties under the Credit Agreement. As of March 31, 2019, there were $0.1 million outstanding standby letters of credit and bank guarantees.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its MCS segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2019 and the following years (in thousands):

2019	8,109
2020	10,841
2021	56,593

Total debt, including current maturities	$75,543

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of March 31, 2019, the fair value of the earn-out was $9.6 million, of which $3.0 million is in other current liabilities and $6.6 million is in other long-term liabilities. During the three months ended March 31, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities. The earn-out is payable in RigNet stock in portions on the first, second and third anniversary of the March 23, 2018 closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of March 31, 2019, the fair value of the contingent consideration was $3.6 million, of which $0.3 million is in other current liabilities and $3.2 million is in other long-term liabilities. During the three months ended March 31, 2019 and 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million with corresponding increases to other liabilities.

The earn-out for Orgtec S.A.P.I. de C.V., d.b.a. TECNOR (TECNOR), acquired in February 2016, was measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. The fair value of the earn-out of $8.0 million was paid in July 2018. During the three months ended March 31, 2018, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million with corresponding increases to other liabilities.

Note 8 – Income Taxes

The Company’s effective income tax rate was (28.7%) and (12.2%) for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

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

Note 9 – Stock-Based Compensation

During the three months ended March 31, 2019, the Company granted a total of 485,623 stock-based awards to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted the following stock-based awards associated with the long term incentive plan (LTIP): (i) 185,597 restricted stock units (RSUs) to certain officers and employees that generally vest over a three year period of continued employment, with 33% of the RSUs vesting on each of the first three anniversaries of the grant date, (ii) 7,172 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date and (iii) 60,361 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets. The ultimate number of PSUs issued is based on a multiple determined by certain performance-based targets. The fair value of RSUs and PSUs is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company granted 232,493 unrestricted stock grants associated with payment of the company’s 2018 short term incentive plan to certain officers and employees that vested immediately.

During the three months ended March 31, 2019, the Company also granted 28,923 options to purchase our common stock with an exercise price of $15.06 to certain officers and employees of the Company as part of the LTIP under the 2010 Plan. Options granted have a contractual term of seven years and vest over a three-year period of continued employment, with 33% of the options vesting on each of the first three anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the three months ended March 31, 2019, were as follows:

Three Months Ended March 31,
2019
Expected volatility	49%
Expected term (in years)	7
Risk-free interest rate	2.5%
Dividend yield	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the three months ended March 31, 2019 was $8.02 per option.

During the three months ended March 31, 2019, 3,904 RSUs and 1,455 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2019 and 2018 was $4.5 million and $2.4 million, respectively. As of March 31, 2019, there was $5.7 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.2 years.

Note 10 – Earnings (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the number of basic shares outstanding. Basic shares equal the total of the common shares outstanding, weighted for the average days outstanding for the period. Basic shares exclude the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock, RSUs or PSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the number of diluted shares outstanding. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any, weighted for the average days outstanding for the period. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three months ended March 31, 2019, there were approximately 1,478,435 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

For the three months ended March 31, 2018, there were approximately 671,627 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Phase I of the arbitration, now concluded, concerned only whether RigNet’s take-or-pay obligation ever commenced under the agreement. In December 2018, the panel’s Phase I ruling found that a take-or-pay obligation under a January 2014 contract had commenced and that RigNet owed Inmarsat $50.8 million, subject to any offsets from RigNet’s counterclaims in Phase II of the arbitration. The Phase I ruling is an interim ruling, and RigNet is not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. The Company currently expects a Phase II ruling in the second half of 2019.

The Company has an accrued liability of $50.8 million, based on the Phase I interim award amount. While management believes it has strong counterclaims, which will be heard in Phase II and could reduce the ultimate liability, the amount of the final award is not estimable at this time. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the accrued amount. Based on the information available at this time, the potential final loss could be based on the Phase I ruling less any offsets from RigNet’s counterclaims in Phase II of the arbitration offset by any potential counterclaims by Inmarsat, including interest and fees. As such, the range of the ultimate liability is not currently estimable.

The Company incurred GX dispute Phase II costs of $2.1 million for the three months ended March 31, 2019. The Company incurred legal expenses of $0.6 million in connection with the GX dispute for the three months ended March 31, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company adopted the new lease standard as of the first quarter 2019 and has used the optional transition method permitted under ASU 2018-11. Accordingly, prior year amounts have not been adjusted and continue to be reflected in accordance with Company’s historical accounting.

The Company’s leasing activities primarily consist of leases of real-estate including office space under lease agreements expiring on various dates through 2025. For the three months ended March 31, 2019 and 2018, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7 million.

As of March 31, 2019, future undiscounted minimum lease obligation maturities for the remainder of 2019 and future years were as follows (in thousands):

2019	$1,569
2020	1,374
2021	933
2022	853
2023	839
Thereafter	1,382

Total lease payments	$6,950

Less present value discount	(420)

Amounts recognized in Balance Sheet	$6,530

Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	741
Right-of-use lease liability - long-term portion	5,789

Total right to use lease liability	$6,530

Operating lease right-of-use assets for leases were $4.6 million as of March 31, 2019.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.3%. The weighted-average remaining lease term as of March 31, 2019 was 4.8 years.

As of December 31, 2018, future undiscounted minimum lease obligation maturities for 2019 and future years were as follows (in thousands):

2019	1,822
2020	1,115
2021	780
2022	692
2023	659
Thereafter	1,044

$6,112

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2019, the Company had the following commercial commitments related to satellite and network services for the remainder of 2018 and the future years thereafter (in thousands):

2019	12,151
2020	6,392
2021	673
2022	17

$19,233

The Company is no longer reporting $65.0 million in the above table for capacity from Inmarsat’s GX network. Please see paragraph “Global Xpress (GX) Dispute” above for details of the ongoing arbitration with Inmarsat.

Note 12 – Segment Information

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Managed Services was renamed Managed Communications Services (MCS).

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

The Company’s business segment information as of and for the three months ended March 31, 2019 and 2018, is presented below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
	Managed Communications Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$42,333	$8,015	$7,162	$—	$57,510
Cost of revenue (excluding depreciation and amortization)	26,985	4,497	4,974	—	36,456
Depreciation and amortization	6,264	1,231	662	755	8,912
Selling, general and administrative	3,797	565	1,124	14,777	20,263

Operating income (loss)	$5,287	$1,722	$402	$(15,532)	$(8,121)

Total assets	170,553	46,086	26,546	18,034	261,219
Capital expenditures	6,636	433	—	20	7,089

	Three Months Ended March 31, 2018
	Managed Communications Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$42,050	$5,336	$6,447	$—	$53,833
Cost of revenue (excluding depreciation and amortization)	25,745	3,085	4,851	—	33,681
Depreciation and amortization	5,726	847	652	762	7,987
Selling, general and administrative	4,215	354	323	11,743	16,635

Operating income (loss)	$6,364	$1,050	$621	$(12,505)	$(4,470)

Total assets	148,535	49,758	16,535	30,431	245,259
Capital expenditures	5,834	134	—	645	6,613

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2019 and 2018. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Domestic	$24,627	$17,628
International	32,883	36,205

Total	$57,510	$53,833

The following table presents goodwill, right-of-use lease assets and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
	(in thousands)
Domestic	$79,323	$73,615
International	67,479	70,334

Total	$146,802	$143,949

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Related Party

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company will sell Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the three months ended March 31, 2019, the Company purchased $0.1 million from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as its chairman of its board one of our board members. Although no amounts were spent with Vissim AS in the three months ended March 31, 2019, in the future the Company anticipates spending money with this vendor.

Note 14 – Restructuring Costs – Cost Reduction Plans

During the three months ended March 31, 2019, the Company incurred a net pre-tax restructuring expense of $0.6 million reported as general and administrative expense in the Corporate segment associated with the reduction of 25 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

•	our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	the final disposition of the GX dispute and its effect on our operations, liquidity and financial operations;

•	the amount and timing of contingent consideration payments arising from our acquisitions;

•	our cost reduction, restructuring activities and related expenses; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Operations

We are the leading provider of intelligent networking solutions and specialized applications. Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations. On top of and vertically integrated into these networks we provide services ranging from fully-managed voice, data, and video to more advanced services including: cyber security threat detection and prevention; applications to improve crew welfare, safety or workforce productivity; and a real-time AI-backed data analytics platform to enhance customer decision making and business performance.

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

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Managed Services was renamed Managed Communications Services (MCS).

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

Profitability generally increases or decreases at an MCS site as we add or lose customers and value-added services. Assumptions used in developing the rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third party service providers.

Recent Developments

On February 13, 2019, the Company entered into the first amendment to the third amended and restated credit agreement (Credit Agreement) with four participating financial institutions. The Credit Agreement provides for a $15.0 million term loan facility (Term Loan), a $30.0 million term-out facility (Term-Out Loan) and an $85.0 million revolving credit facility (RCF). The RCF and Term-Out Loan mature on April 6, 2021. The Term Loan matures on December 31, 2020.

We have committed to upgrade our Gulf of Mexico microwave network. In conjunction with a major U.S. carrier, this upgrade will add 4G LTE services and 5G capabilities to the existing network. We have completed 63% of the total coverage area in the buildout of our 4G LTE and 5G-enabled network. The Company expects to complete construction on the network, already carrying live traffic, in the second quarter of 2019. Additionally, we purchased an office in Lafayette, Louisiana that will consolidate three separate legacy facilities.

As of March 31, 2019, we have backlog for our percentage of completion projects of $43.1 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2019, particularly offshore. Although oil prices and U.S. drilling rig counts increased in 2017 and the first three quarters of 2018 from their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower costs from service providers and drilling contractors. The average price of Brent crude, a key indicator of activity for the oil and gas industry, was $63.10 per barrel for the three months ending March 31, 2019 compared to an average of $66.86 for the three months ending March 31, 2018. Brent crude spot prices increased in the first three quarters of 2018 and peaked at $86.07 on October 4, 2018. From the recent October 4, 2018 high, Brent crude oil prices decreased over 40.0% in the fourth quarter of 2018. In the first quarter of 2019, Brent crude oil prices recovered to the $60 per barrel range. Certain analysts are not presently predicting meaningful increases in offshore drilling rig utilization in 2019, but are predicting more meaningful improvements in utilization and day rates in 2020 or 2021. As a result, we believe drilling contractors are cautiously optimistic about a gradual demand recovery. The offshore drilling contracting environment remains challenged, with major offshore drilling contractors having experienced significant pressure on day rates, which in turn has had a negative impact on the rates we are able to charge customers. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve.

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

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Phase I of the arbitration, now concluded, concerned only whether our take-or-pay obligation ever commenced under the agreement. In December 2018, the panel’s Phase I ruling found that a take-or-pay obligation under a January 2014 contract had commenced and that we owed Inmarsat $50.8 million, subject to any offsets from our counterclaims in Phase II of the arbitration. The Phase I ruling is an interim ruling, and we are not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. We currently expect a Phase II ruling in the second half of 2019.

We have an accrued liability of $50.8 million, based on the Phase I interim award amount. While we believe we have strong counterclaims, which will be heard in Phase II and could reduce the ultimate liability, the amount of the final award is not estimable at this time. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the accrued amount. Based on the information available at this time, the potential final loss could be based on the Phase I ruling less any offsets from our counterclaims in Phase II of the arbitration offset by any potential counterclaims by Inmarsat, including interest and fees. As such, the range of the ultimate liability is not currently estimable.

We incurred GX dispute Phase II costs of $2.1 million for the three months ended March 31, 2019. We incurred legal expenses of $0.6 million in connection with the GX dispute for the three months ended March 31, 2018. The Company may continue to incur significant legal fees, related expenses and management time in the future.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$57,510	$53,833

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,456	33,681
Depreciation and amortization	8,912	7,987
Selling and marketing	3,793	2,949
General and administrative	16,470	13,686

Total expenses	65,631	58,303

Operating loss	(8,121)	(4,470)
Other expense, net	(1,166)	(453)

Loss before income taxes	(9,287)	(4,923)
Income tax expense	(2,666)	(603)

Net loss	(11,953)	(5,526)
Less: Net income attributable to non-controlling interest	30	30

Net loss attributable to RigNet, Inc. stockholders	$(11,983)	$(5,556)

Other Non-GAAP Data:
Adjusted EBITDA	$8,386	$7,419

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Managed Communications Services:
Revenue	$42,333	$42,050
Cost of revenue (excluding depreciation and amortization)	26,985	25,745
Depreciation and amortization	6,264	5,726
Selling, general and administrative	3,797	4,215

Managed Communication Services operating income	$5,287	$6,364

Applications and Internet-of-Things:
Revenue	$8,015	$5,336
Cost of revenue (excluding depreciation and amortization)	4,497	3,085
Depreciation and amortization	1,231	847
Selling, general and administrative	565	354

Applications & Internet-of-Things operating income	$1,722	$1,050

Systems Integration:
Revenue	$7,162	$6,447
Cost of revenue (excluding depreciation and amortization)	4,974	4,851
Depreciation and amortization	662	652
Selling, general and administrative	1,124	323

Systems Integration and Automation operating income	$402	$621

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended March 31, 2019 and 2018

Revenue. Revenue increased by $3.7 million, or 6.8%, to $57.5 million for the three months ended March 31, 2019 from $53.8 million for the three months ended March 31, 2018. Revenue increased in all segments. Owning the 2018 acquisitions of Intelie, Auto-Comm and SAFCON for the full three months ended March 31, 2019 increased revenue by $5.0 million. Revenue for the Apps & IoT segment increased $2.7 million, or 50.2%, due to our focus on growth of the application layer and IoT space, including $1.8 million from the acquisition of Intelie and $0.7 million from the acquisition of Auto-Comm and SAFCON. Revenue for the Systems Integration segment increased $0.7 million, or 11.1%, primarily due to $2.1 million from the acquisition of Auto-Comm and SAFCON. Revenue for the MCS segment increased $0.3 million, or 0.7%, due to the Gulf of Mexico LTE network buildout project and $0.4 million from Auto-Comm and SAFCON, partially offset by the previously announced loss of Noble Drilling as a customer, who is in the process of transitioning to another provider.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $2.8 million, or 8.2%, to $36.5 million for the three months ended March 31, 2019 from $33.7 million for the three months ended March 31, 2018. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $1.4 million as we continue our strategy to grow our application layer and IoT space including Intelie. Cost of revenue (excluding depreciation and amortization) increased in the MCS segment by $1.2 million to serve our increased site count. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $0.1 million.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.9 million to $8.9 million for the three months ended March 31, 2019 from $8.0 million for the three months ended March 31, 2018. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense increased $0.8 million to $3.8 million for the three months ended March 31, 2019 from $2.9 million for the three months ended March 31, 2018. This increase was due to investments made towards our growth strategy including increased sales personnel and marketing strategy costs.

General and Administrative. General and administrative expenses increased by $2.8 million to $16.5 million for the three months ended March 31, 2019 from $13.7 million for the three months ended March 31, 2018. General and administrative costs increased primarily due to increased stock-based compensation, increased GX dispute legal costs, restructuring costs and owning the 2018 acquisitions of Intelie, Auto-Comm and SAFCON for the full three months ended March 31, 2019.

Income Tax Expense. Our effective income tax rates were (28.7%) and (12.2%) for the three months ended March 31, 2019 and 2018, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At March 31, 2019, we had working capital, including cash and cash equivalents, of negative $11.2 million.

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

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents on hand and availability under our Credit Agreement.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements, the ultimate outcome of the GX dispute and our expansion plans, we may elect to pursue additional expansion opportunities within the next year or we may require additional liquidity for contingent liabilities, which could require additional financing, either debt or equity.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our Credit Agreement and additional financing activities we may pursue, which may include debt or equity offerings.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$23,296	$36,141
Net cash provided by (used in) operating activities	4,648	(2,492)
Net cash used in investing activities	(4,748)	(8,152)
Net cash used in financing activities	(3,086)	(2,319)
Changes in foreign currency translation	91	271

Cash and cash equivalents including restricted cash, March 31,	$20,201	$23,449

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2019 and 2018, 91.8% and 92.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $4.6 million for the three months ended March 31, 2019 compared to cash used in operating activities of $2.5 million for the three months ended March 31, 2018. The increase in cash from operating activities of $7.1 million was primarily due to the timing of paying our accounts payable partially offset by increased operating loss coupled with the timing of collecting receivables.

Our cash provided by operations is subject to many variables including the volatility of the oil and gas industry and the demand for our services. Other factors impacting operating cash flows include the availability and cost of satellite bandwidth, the ultimate outcome of the GX dispute, as well as the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging our contracted satellite and other communication service costs.

Investing Activities

Net cash used in investing activities was $4.7 million and $8.2 million for the three months ended March 31, 2019 and 2018, respectively.

Net cash used in investing activities during the three months ended March 31, 2019 and 2018 included $4.8 million and $5.1 million of capital expenditures, respectively. Net Cash used in investing activities during the three months ended March 31, 2018 included $3.2 million for the acquisition of Intelie.

Financing Activities

Net cash used in financing activities was $3.1 million for the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2019 included $1.3 million in principal payments on our long-term debt, $1.4 million withheld to cover employee taxes on stock-based compensation and $0.3 million in financing fees related to the Credit Agreement.

Net cash used in financing activities was $2.3 million for the three months ended March 31, 2018. Cash used in financing activities for the three months ended March 31, 2018 included $1.3 million in principal payments on our long-term debt and $1.0 million withheld to cover employee taxes on stock-based compensation.

Credit Agreement

The Credit Agreement provides for a $15.0 million Term Loan, a $30.0 million Term-Out Loan and an $85.0 million RCF, which includes a $25.0 million sublimit for the issuance of commercial and standby letters of credit and performance bonds issued by the parties under the Credit Agreement. The Credit Agreement requires a $45.0 million reserve (Specified Reserve) under the RCF that will be released and made available for borrowing for payment of monetary damages from the GX dispute.

Under the Credit Agreement, the Term Loan, the Term-Out Loan and the RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00%, based on a consolidated leverage ratio defined in the Credit Agreement. Interest is payable monthly and principal installments of $1.25 million under the Term Loan are due quarterly. Principal installments of $1.5 million are due quarterly under the Term-Out Loan beginning June 30, 2019.

The weighted average interest rate for the three months ended March 31, 2019 and 2018 were 5.2% and 4.2%, respectively, with an interest rate of 5.2% at March 31, 2019. As of March 31, 2019, the outstanding principal amounts were $8.8 million for the Term Loan, $30.0 million for the Term-Out Loan and $37.2 million for the RCF.

The Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 2.75 to 1.00. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the quarter that we make a final irrevocable payment of all monetary damages from the GX dispute. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that was not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all our assets.

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

We believe we have accurately calculated and reported our required debt covenant calculations for the March 31, 2019 reporting period and are in compliance with the required covenant ratios.

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

We define Adjusted EBITDA as net loss plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges, the GX dispute, GX Dispute Phase II costs and non-recurring items.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect interest expense;

•	Adjusted EBITDA does not reflect cash requirements for income taxes;

•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;

•	Adjusted EBITDA does not reflect foreign exchange impact of intercompany financing activities;

•	Adjusted EBITDA does not reflect (gain) loss on retirement of property, plant and equipment;

•	Adjusted EBITDA does not reflect the stock-based compensation component of employee compensation;

•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect change in fair value of earn-outs and contingent consideration;

•	Adjusted EBITDA does not reflect executive departure costs;

•	Adjusted EBITDA does not reflect restructuring charges;

•	Adjusted EBITDA does not reflect the GX dispute;

•	Adjusted EBITDA does not reflect the GX dispute Phase II costs;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(11,953)	$(5,526)
Interest expense	1,238	959
Depreciation and amortization	8,912	7,987
Gain on sales of property, plant and equipment, net of retirements	(7)	(53)
Stock-based compensation	4,458	2,445
Restructuring	573	—
Change in fair value of earn-out/contingent consideration	—	22
Executive departure costs	—	157
Acquisition costs	350	825
GX dispute Phase II costs	2,149	—
Income tax expense (benefit)	2,666	603

Adjusted EBITDA (non-GAAP measure)	$8,386	$7,419

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

Adjusted EBITDA increased by $1.0 million to $8.4 million for the three months ended March 31, 2019, from $7.4 million for the three months ended March 31, 2018.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2019 and 2018, 8.2% and 7.6%, respectively, of our revenues were earned in non-U.S. currencies. At March 31, 2019 and 2018, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt on March 31, 2019 and December 31, 2018, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2019	2018
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$755	$770
2% Decrease/increase in rate	$1,511	$1,541
3% Decrease/increase in rate	$2,266	$2,311

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2019, due to a material weakness in our disclosure controls and procedures as discussed below.

Description of Material Weakness

In evaluating the effectiveness of our disclosure controls and procedures, management identified an operational deficiency related to our consolidated leverage ratio calculation as defined under our credit agreement. For periods prior to and including December 31, 2018, the definition of “Consolidated Funded Indebtedness” used in our consolidated leverage ratio calculation, included “the maximum amount available to be drawn under issued and outstanding letters of credit (including standby and commercial), bankers’ acceptances, bank guarantees, surety bonds and similar instruments.” In April 2019, we identified that in periods beginning at least as early as March 31, 2014, we had incurred and not appropriately included certain surety bonds or other similar instruments in our consolidated leverage ratio calculation. As a result, on May 6, 2019, the Company entered into a Consent and Waiver (Consent) to the credit agreement with the financial institutions party thereto under which we are permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness for the period ended March 31, 2019. In addition, the Consent waived all specified violations for all prior periods.

We continue to work with the financial institutions under our Credit Agreement to ensure that the Credit Agreement does not impede our ordinary-course business operations with respect to surety bonds and other similar instruments.

We have concluded that we did not properly design and operate adequate internal control over monitoring compliance with financial covenants stipulated by our Third-Amended and Restated Credit Agreement. As a result, the technical violation in our leverage ratio calculation could have resulted in the outstanding amounts under our credit agreement being accelerated under the terms of the arrangement.

Therefore, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that, for periods prior to and including March 31, 2019, we had a material weakness in our disclosure controls and procedures.

The material weakness did not result in any misstatement to our consolidated balance sheets or the related consolidated statements of comprehensive loss, cash flows, and equity for the periods prior to and including March 31, 2019.

Remediation Efforts to Address the Material Weakness

Since identifying this deficiency, we have enhanced our internal controls related to our debt covenant calculations by:

•	requiring elevated approvals for any instrument which could impact our calculation of Consolidated Funded Indebtedness,

•	including additional certifications related to such instruments on our regional financial checklists and SOX sub-certifications, and

•	requiring applicable operations personnel to participate in our disclosure committee meetings.

We also believe we have accurately calculated and reported our required debt covenant calculations for the March 31, 2019 reporting period.

Changes in Internal Control over Financial Reporting

Except for the material weakness noted above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting all consolidated entities, but excluded certain acquiree processes related to operations from Auto-Comm and SAFCON acquired by the company on April 18, 2018.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years (GX dispute). Phase I of the arbitration, now concluded, concerned only whether RigNet’s take-or-pay obligation ever commenced under the agreement. In December 2018, the panel’s Phase I ruling found that a take-or-pay obligation under a January 2014 contract had commenced and that RigNet owed Inmarsat $50.8 million, subject to any offsets from RigNet’s counterclaims in Phase II of the arbitration. The Phase I ruling is an interim ruling, and RigNet is not required to pay any amounts to Inmarsat until the panel rules on Phase II counterclaims. The Company currently expects a Phase II ruling in the second half of 2019.

The Company has an accrued liability of $50.8 million, based on the Phase I interim award amount. While management believes it has strong counterclaims, which will be heard in Phase II and could reduce the ultimate liability, the amount of the final award is not estimable at this time. No assurance can be given as to the ultimate outcome of the GX dispute, and the ultimate outcome may differ from the accrued amount. Based on the information available at this time, the potential final loss could be based on the Phase I ruling less any offsets from RigNet’s counterclaims in Phase II of the arbitration offset by any potential counterclaims by Inmarsat, including interest and fees. As such, the range of the ultimate liability is not currently estimable.

The Company, in the ordinary course of business, is a claimant or a defendant in various other legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 6, 2019, the Company, as borrower, and subsidiaries of the Company party thereto, as guarantors, entered into a Consent and Waiver (the “Consent”) to Third Amended and Restated Credit Agreement dated as of November 6, 2017 (as amended from time to time, the “Credit Agreement”) with the financial institutions party thereto, as lenders, and Bank of America, N.A., as administrative agent for the lenders. Pursuant to the Consent, the Company may exclude certain surety and other obligations from the calculation of Consolidated Funded Indebtedness (as defined in the Credit Agreement) for the period ended March 31, 2019. The foregoing description of the Consent is not complete and is qualified in its entirety by reference to the Consent, a copy of which is attached hereto as Exhibit 10.2.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1	First Amendment to the Third Amended and Restated Credit Agreement, dated as of February 13, 2019, among RigNet, Inc., as Borrower, certain subsidiaries of RigNet, Inc. party thereto as guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2019, and incorporated by reference)

10.2	Consent and Waiver to Third Amended and Restated Credit Agreement dated as of May 6, 2019, among RigNet, Inc., as Borrower, certain subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Admirative Agent, Swingline Lender and L/C Issuer, and the lenders party thereto

10.3	Form of 2019 Restricted Stock Unit Agreement

10.4	Form of 2019 Performance Share Unit Agreement

10.5	Form of 2019 Stock Option Agreement

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+ Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: May 9, 2019	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)