Form 10-K/A
period 2018-12-31
RigNet, Inc.
filed 2019-05-17
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report.

EXPLANATORY NOTE

The registrant filed with the Securities and Exchange Commission an Annual Report on Form 10-K for the year ended December 31, 2018 on March 15, 2019, as amended by that certain Amendment No. 1 filed on May 10, 2019 (the Form 10-K). This Amendment No. 2 on Form 10-K/A is being filed solely to correct for missing conformed signatures on the Reports of the Company’s Independent Registered Public Accounting Firm under Item 8 of the Form 10-K and in the accompanying Exhibit 23.1 Consent of Independent Registered Public Accounting Firm to the Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 2 on Form 10-K/A. Except as expressly set forth in this Amendment No. 2, the Form 10-K has not been amended, updated or otherwise modified.

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

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	May 17, 2019
Steven E. Pickett
Chief Executive Officer and President

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

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2019 (May 9, 2019 as to the effects of the material weakness described in Management’s Report on Internal Control over Financial Reporting (as revised)).

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$21,711	$34,598
Restricted cash	41	43
Accounts receivable, net	67,450	49,021
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	7,138	2,393
Prepaid expenses and other current assets	6,767	5,591

Total current assets	103,107	91,646
Property, plant and equipment, net	63,585	60,344
Restricted cash	1,544	1,500
Goodwill	46,631	37,088
Intangibles, net	33,733	30,405
Deferred tax and other assets	10,325	9,111

TOTAL ASSETS	$258,925	$230,094

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$20,568	$12,234
Accrued expenses	16,374	16,089
Current maturities of long-term debt	4,942	4,941
Income taxes payable	2,431	1,601
GX dispute accrual	50,765	—
Deferred revenue and other current liabilities	5,863	8,511

Total current liabilities	100,943	43,376
Long-term debt	72,085	53,173
Deferred revenue	318	546
Deferred tax liability	652	189
Other liabilities	28,943	25,533

Total liabilities	202,941	122,817

Commitments and contingencies (Note 9)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2018 and 2017	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 19,464,847 and 18,232,872 shares issued and outstanding at December 31, 2018 and 2017, respectively	19	18
Treasury stock - 91,567 and 5,516 shares at December 31, 2018 and 2017, respectively, at cost	(1,270)	(116)
Additional paid-in capital	172,946	155,829
Accumulated deficit	(96,517)	(33,726)
Accumulated other comprehensive loss	(19,254)	(14,806)

Total stockholders’ equity	55,924	107,199
Non-redeemable, non-controlling interest	60	78

Total equity	55,984	107,277

TOTAL LIABILITIES AND EQUITY	$258,925	$230,094

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

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash flows from operating activities:
Net loss	$(62,314)	$(16,197)	$(11,297)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	33,154	30,845	33,556
Impairment of intangibles	—	—	397
Stock-based compensation	4,712	3,703	3,389
Amortization of deferred financing costs	184	217	135
Deferred taxes	(5,263)	3,917	(1,830)
Change in fair value of earn-out/contingent consideration	3,543	(320)	(1,279)
Accretion of discount of contingent consideration payable for acquisitions	450	624	498
(Gain) loss on sales of property, plant and equipment, net of retirements	331	55	(153)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(15,254)	203	18,347
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,103)	122	4,378
Prepaid expenses and other assets	(1,026)	4,659	392
Accounts payable	7,527	2,733	129
Accrued expenses	279	3,601	(8,579)
GX dispute	50,612	—	—
Deferred revenue and other assets	1,565	4,933	(1,150)
Other liabilities	(5,149)	(9,867)	2,241
Payout of TECNOR contingent consideration—inception to date change in fair value portion	(1,575)	—	—

Net cash provided by operating activities	7,673	29,228	39,174

Cash flows from investing activities:
Acquisitions (net of cash acquired)	(5,208)	(32,205)	(4,841)
Capital expenditures	(30,072)	(18,284)	(13,641)
Proceeds from sales of property, plant and equipment	1,082	499	194

Net cash used in investing activities	(34,198)	(49,990)	(18,288)

Cash flows from financing activities:
Proceeds from issuance of common stock upon the exercise of stock options	970	916	1,680
Stock withheld to cover employee taxes on stock-based compensation	(1,154)	(116)	—
Subsidiary distributions to non-controlling interest	(157)	(76)	(197)
Payout of TECNOR contingent consideration—fair value on acquisition date portion	(6,425)	—	—
Proceeds from borrowings	23,750	15,000	—
Repayments of long-term debt	(5,129)	(18,171)	(16,560)
Payments of financing fees	—	(400)	(100)
Excess tax benefits from stock-based compensation	—	—	(175)

Net cash provided by (used) in financing activities	11,855	(2,847)	(15,352)

Net change in cash and cash equivalents	(14,670)	(23,609)	5,534

Cash and cash equivalents:
Balance, January 1,	36,141	58,805	61,011
Changes in foreign currency translation	1,825	945	(7,740)

Balance, December 31,	$23,296	$36,141	$58,805

Supplemental disclosures:
Income taxes paid	$3,967	$2,060	$5,337
Interest paid	$3,264	$1,965	$2,032
Property, plant and equipment acquired under capital leases	$108	$—	$335
Non-cash investing - capital expenditures accrued	$2,123	$1,672	$2,046
Non-cash investing - tenant improvement allowance	$—	$1,728	$—
Non-cash investing - contingent consideration for acquisitions	$7,600	$3,798	$5,673
Non-cash investing and financing - stock for acquisitions	$11,436	$3,304	$—
Liabilities assumed - acquisitions	$5,610	$819	$2,408

	December 31,	December 31,	December 31,
	2018	2017	2016
Cash and cash equivalents	$21,711	$34,598	$57,152
Restricted cash - current portion	41	43	139
Restricted cash - long-term portion	1,544	1,500	1,514

Cash and cash equivalents including restricted cash	$23,296	$36,141	$58,805

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2016	17,758	18	—	—	143,012	(6,043)	(13,836)	123,151	162	$123,313
Issuance of common stock upon the exercise of stock options	223	—	—	—	1,680	—	—	1,680	—	1,680
Restricted common stock cancellations	(48)	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,389	—	—	3,389	—	3,389
Excess tax benefits from stock-based compensation	—	—	—	—	(175)	—	—	(175)	—	(175)
Foreign currency translation	—	—	—	—	—	—	(4,135)	(4,135)	—	(4,135)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(197)	(197)
Net income (loss)	—	—	—	—	—	(11,507)	—	(11,507)	210	(11,297)

Balance, December 31, 2016	17,933	18	—	—	147,906	(17,550)	(17,971)	112,403	175	112,578
Issuance of common stock upon the exercise of stock options	70	—	—	—	916	—	—	916	—	916
Issuance of common stock upon the vesting of restricted stock units, net of share cancellations	44	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Cyphre	192	—	—	—	3,304	—	—	3,304	—	3,304
Stock witheld to cover employee taxes on stock-based compensation	(6)	—	6	(116)	—	—	—	(116)	—	(116)
Stock-based compensation	—	—	—	—	3,703	—	—	3,703	—	3,703
Foreign currency translation	—	—	—	—	—	—	3,165	3,165	—	3,165
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(76)	(76)
Net income (loss)	—	—	—	—	—	(16,176)	—	(16,176)	(21)	(16,197)

Balance, December 31, 2017	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277

Issuance of common stock upon the exercise of stock options	60	—	—	—	970	—	—	970	—	970
Issuance of common stock upon the vesting of restricted stock units, net of share cancellations	383	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	789	1	—	—	11,435	—	—	11,436	—	11,436
Stock witheld to cover employee taxes on stock-based compensation	—	—	86	(1,154)	—	—	—	(1,154)	—	(1,154)
Stock-based compensation	.	—	—	—	4,712	—	—	4,712	—	4,712
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	—	(4,448)	(4,448)	—	(4,448)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(157)	(157)
Net income (loss)	—	—	—	—	—	(62,453)	—	(62,453)	139	(62,314)

Balance, December 31, 2018	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Revenue Recognition - MCS and Apps & IoT

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

Backlog - As of December 31, 2018, we have backlog for our percentage of completion projects of $45.5 million, which will be recognized over the remaining contract term for each contract. The Company’s backlog does not extend past 2020. Percentage of completion contract terms are typically one to three years.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on to the balance sheet. Based on the Company’s current leases, the Company anticipates the new guidance will require right-of-use assets and liabilities on the consolidated balance sheet of between approximately $5.2 million and $6.2 million as of December 31, 2018. The Company plans on adopting using the optional transition method permitted under Accounting Standards Update No. 2018-11 (ASU 2018-11). The Company’s credit agreement excludes the impact of ASU 2016-02.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

*   Note - The Year Ended December 31, 2018 includes a net $50.6 million expense accrual for the GX dispute reported in general and administrative expense. See a more complete discussion of the GX Dispute in Note 9 of the Notes to Consolidated Financial Statements and in Item 3, Legal Proceedings of this Annual Report on Form 10-K.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Note 11— Earnings (loss) per Share

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s reportable segment information as of and for the years ended December 31, 2018, 2017 and 2016 is presented below.

	Managed Communication Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
2018
Revenue	$171,574	$25,713	$41,567	$—	$238,854
Cost of revenue (excluding depreciation and amortization)	105,101	13,386	28,116	—	146,603
Depreciation and amortization	22,759	4,570	2,511	3,314	33,154
Change in fair value of earn-out/contingent consideration	—	—	—	3,543	3,543
GX dispute	—	—	—	50,612	50,612
Selling, general and administrative	16,448	1,961	1,698	45,930	66,037

Operating income (loss)	$27,266	$5,796	$9,242	$(103,399)	$(61,095)

Total assets	171,503	47,175	24,094	16,153	258,925
Capital expenditures	29,058	759	—	706	30,523
2017
Revenue	$164,238	$15,626	$25,028	$—	$204,892
Cost of revenue (excluding depreciation and amortization)	101,681	10,751	18,734	—	131,166
Depreciation and amortization	23,202	1,738	2,438	3,467	30,845
Change in fair value of earn-out/contingent consideration	—	—	—	(320)	(320)
Selling, general and administrative	16,841	1,685	1,403	33,260	53,189

Operating income (loss)	$22,514	$1,452	$2,453	$(36,407)	$(9,988)

Total assets	181,157	32,464	16,708	(235)	230,094
Capital expenditures	17,066	198	—	645	17,909
2016
Revenue	$192,538	$6,495	$21,590	$—	$220,623
Cost of revenue (excluding					—
depreciation and amortization)	112,046	2,703	15,010	—	129,759
Depreciation and amortization	26,581	—	2,712	4,263	33,556
Impairment of intangibles	—	—	—	397	397
Change in fair value of earn-out/contingent consideration	—	—	—	(1,279)	(1,279)
Selling, general and administrative	28,422	268	2,665	29,286	60,641

Operating income (loss)	$25,489	$3,524	$1,203	$(32,667)	$(2,451)

Total assets	203,048	—	26,169	1,755	230,972
Capital expenditures	13,794	—	—	1,403	15,197

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

Note - The Quarter Ended December 31, 2018 includes a net $50.6 million expense accrual for the GX dispute reported in general and administrative expense. See a more complete discussion of the GX Dispute in Note 9 of the Notes to Consolidated Financial Statements and in Item 3, Legal Proceedings of this Annual Report on Form 10-K.

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