Form 10-Q
period 2019-06-30
RigNet, Inc.
filed 2019-08-06
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

At July 31, 2019, there were outstanding 19,968,783 shares of the registrant’s Common Stock.

Glossary

The table below sets forth a number of terms commonly used in our current and periodic reports filed with the Securities and Exchange Commission and is provided as a reference for the readers of our filings.

Adjusted EBITDA	A non-GAAP measure. Net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation, acquisition costs, executive departure costs, restructuring charges, the GX dispute, the GX dispute Phase II costs and non-recurring items. A reconciliation of Adjusted EBITDA to Net Income can be found in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AI	Artificial Intelligence

Apps	Software Applications

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Auto-Comm	Automation Communications Engineering Corp., acquired in 2018, provides additional Systems Integration solutions

AVI	Adaptive Video Intelligence

BOP	Blow-out preventer

BGAN	Broadband Global Access Networks

CIEB	Costs and estimated earnings in excess of billings on uncompleted contracts

Cyphre®	Cyphre Security Solutions, acquired in 2017, provides cybersecurity solutions with advanced enterprise data protection

DTS	Data Technology Solutions, acquired in 2017, increases solutions offerings in managed communications, IT, and disaster relief

ECS	Enhanced Cyber Security

EDS	Emergency disconnect sequence

EPC	Engineering, Procurement and Construction

ESS	Energy Satellite Services, acquired in 2017, increases solutions offerings in SCADA and IoT

Exchange Act	United States Securities Exchange Act of 1934, as Amended

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

GAAP	Generally Accepted Accounting Principles in the United States

GX	Inmarsat plc’s Global Express satellite bandwidth service

HTS	High Throughput Satellite, providing greater bandwidth than traditional satellites

Intelie	Intelie soluções em Informática SA, acquired in 2018, provides machine learning and real-time predictive analytics

IoT	Internet-of-Things

IP	Internet Protocol

KPI	Key performance indicators

LIBOR	London Interbank Offered Rate

LoRA	Long Range Access

LOS	Line-of-Sight microwave transmission

MCS	Managed Communications Services

MPLS	Multiprotocol Label Switching

NASDAQ	NASDAQ Global Select Market, where RigNet’s common shares are listed for trading

Nessco	Nessco Group Holdings LTD, acquired in 2012, provides Systems Integration solutions

NOC	Network Operations Center

NPT	Non-productive time

OPEC	Organization of Petroleum Exporting Countries

OTT	Software, IoT and other advanced solutions delivered Over-the-Top of the network layer

PUC	Public Utility Commission

ROP	Rate of penetration

SaaS	Software as a Service

SAB	Staff Accounting Bulletin

SAFCON	Safety Controls, Inc., acquired in 2018, provides additional safety, security, and maintenance service solutions for the oil and gas industry

Satellite bandwidth – Ka band	Bandwidth typically operating in a frequency range of 27 – 40 gigahertz

Satellite bandwidth – Ku band	Bandwidth typically operating in a frequency range of 12 – 18 gigahertz

Satellite bandwidth – C band	Bandwidth typically operating in a frequency range of 4 – 8 gigahertz

Satellite bandwidth – L band	Bandwidth typically operating in a frequency range of 1 – 2 gigahertz

SCADA	Supervisory Control and Data Acquisition

SEC	United States Securities and Exchange Commission

SI	Systems Integration

SOC	Security Operations Center

TECNOR	Orgtec S.A.P.I. de C.V., d.b.a. TECNOR, acquired in March 2016, increases solutions offerings in Mexico

The Tax Act	The Tax Cuts and Jobs Act

VMS	Video Management System

VSAT	Very Small Aperture Terminal satellite receivers

WiMax	Worldwide Interoperability for Microwave Access wireless broadband communication standard

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$10,879	$21,711
Restricted cash	41	41
Accounts receivable, net	67,863	67,450
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	8,739	7,138
Prepaid expenses and other current assets	7,197	6,767

Total current assets	94,719	103,107
Property, plant and equipment, net	63,247	63,585
Restricted cash	1,522	1,544
Goodwill	46,670	46,631
Intangibles, net	29,522	33,733
Right-of-use lease asset	3,899	—
Deferred tax and other assets	4,794	10,325

TOTAL ASSETS	$244,373	$258,925

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$27,916	$20,568
Accrued expenses	15,802	16,374
Current maturities of long-term debt	10,783	4,942
Income taxes payable	1,369	2,431
GX dispute accrual	5,000	50,765
Deferred revenue and other current liabilities	10,079	5,863

Total current liabilities	70,949	100,943
Long-term debt	100,274	72,085
Deferred revenue	250	318
Deferred tax liability	678	652
Right-of-use lease liability – long-term portion	4,842	—
Other liabilities	22,048	28,943

Total liabilities	199,041	202,941

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock – $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2019 or December 31, 2018	—	—
Common stock – $0.001 par value; 190,000,000 shares authorized; 19,968,783 and 19,464,847 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	20	19
Treasury stock – 200,980 and 91,567 shares at June 30, 2019 and December 31, 2018, respectively, at cost	(2,676)	(1,270)
Additional paid-in capital	181,577	172,946
Accumulated deficit	(114,656)	(96,517)
Accumulated other comprehensive loss	(18,918)	(19,254)

Total stockholders’ equity	45,347	55,924
Non-redeemable, non-controlling interest	(15)	60

Total equity	45,332	55,984

TOTAL LIABILITIES AND EQUITY	$244,373	$258,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenue	$60,332	$60,007	$117,842	$113,840

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,519	36,246	72,975	69,927
Depreciation and amortization	7,679	8,356	16,591	16,343

Change in fair value of earn-out/contingent consideration	1,284	2,778	1,284	2,800
Selling and marketing	2,952	4,189	6,745	7,138
General and administrative	14,458	12,768	30,928	26,432

Total expenses	62,892	64,337	128,523	122,640

Operating loss	(2,560)	(4,330)	(10,681)	(8,800)
Other income (expense):
Interest expense	(1,269)	(1,007)	(2,507)	(1,966)
Other income (expense), net	(93)	112	(21)	618

Loss before income taxes	(3,922)	(5,225)	(13,209)	(10,148)
Income tax benefit (expense)	(2,204)	926	(4,870)	323

Net loss	(6,126)	(4,299)	(18,079)	(9,825)
Less: Net income attributable to non-redeemable, non-controlling interest	30	30	60	60

Net loss attributable to RigNet, Inc. stockholders	$(6,156)	$(4,329)	$(18,139)	$(9,885)

COMPREHENSIVE LOSS
Net loss	$(6,126)	$(4,299)	$(18,079)	$(9,825)
Foreign currency translation	178	(2,192)	336	(592)

Comprehensive loss	(5,948)	(6,491)	(17,743)	(10,417)
Less: Comprehensive income attributable to non-controlling interest	30	30	60	60

Comprehensive loss attributable to RigNet, Inc. stockholders	$(5,978)	$(6,521)	$(17,803)	$(10,477)

LOSS PER SHARE – BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(6,156)	$(4,329)	$(18,139)	$(9,885)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.32)	$(0.23)	$(0.95)	$(0.54)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.32)	$(0.23)	$(0.95)	$(0.54)

Weighted average shares outstanding, basic	19,082	18,639	19,016	18,394

Weighted average shares outstanding, diluted	19,082	18,639	19,016	18,394

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(18,079)	$(9,825)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	16,591	16,343
Stock-based compensation	5,628	3,282
Amortization of deferred financing costs	153	102
Deferred taxes	4,838	66
Change in fair value of earn-out/contingent consideration	1,284	2,800
Accretion of discount of contingent consideration payable for acquisitions	183	287
(Gain) loss on sales of property, plant and equipment, net of retirements	11	(32)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(488)	(12,458)
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	(1,644)	(430)
Prepaid expenses and other assets	(6)	(2,157)
Accounts payable	7,564	4,140
Accrued expenses	(1,574)	(2,948)
GX Dispute payment	(45,000)	—
Deferred revenue	1,334	4,134
Other liabilities	(2,052)	(1,975)

Net cash provided by (used in) operating activities	(31,257)	1,329

Cash flows from investing activities:
Acquisitions (net of cash acquired)	—	(5,082)
Capital expenditures	(11,868)	(12,701)
Proceeds from sales of property, plant and equipment	112	170

Net cash used in investing activities	(11,756)	(17,613)

Cash flows from financing activities:
Issuance of common stock upon the exercise of stock options and the vesting of restricted stock	4	57
Stock withheld to cover employee taxes on stock-based compensation	(1,406)	(1,130)
Subsidiary distributions to non-controlling interest	(135)	(66)
Proceeds from borrowings	40,000	2,500
Repayments of long-term debt	(6,083)	(2,572)
Payment of financing fees	(486)	—

Net cash provided by (used in) financing activities	31,894	(1,211)

Net change in cash and cash equivalents	(11,119)	(17,495)

Cash and cash equivalents including restricted cash:
Balance, January 1,	23,296	36,141
Changes in foreign currency translation	265	1,308

Balance, June 30,	$12,442	$19,954

Supplemental disclosures:
Income taxes paid	$3,371	$2,262
Interest paid	$2,075	$1,419
Property, plant and equipment acquired under capital leases	$446	$—
Non-cash investing – capital expenditures accrued	$1,917	$2,180
Non-cash investing and financing – issuance of common stock for the Intelie earn-out	$3,000	$—
Non-cash investing – contingent consideration for acquisitions	$—	$7,600
Non-cash investing and financing – stock for acquisitions	$—	$11,436
Liabilities assumed in acquisitions	$—	$5,513

	June 30, 2019	June 30, 2018
Cash and cash equivalents	$10,879	$18,366
Restricted cash – current portion	41	42
Restricted cash – long-term portion	1,522	1,546

Cash and cash equivalents including restricted cash	$12,442	$19,954

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
	(dollars and shares in thousands)
Balance, March 31, 2018	19,104	$19	80	$(1,096)	$165,625	$(39,620)	$(13,206)	$111,722	$42	$111,764
Issuance of common stock upon the exercise of stock options	7	—	—	—	45	—	—	45	—	45
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	(10)	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Intelie	259	—	—	—	4,096	—	—	4,096	—	4,096
Stock withheld to cover employee taxes on stock-based compensation	—	—	10	(150)	—	—	—	(150)	—	(150)
Stock-based compensation	—	—	—	—	837	—	—	837	—	837
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(2,192)	(2,192)	—	(2,192)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(4,329)	—	(4,329)	30	(4,299)

Balance, June 30, 2018	19,360	$19	90	$(1,246)	$170,603	$(43,949)	$(15,398)	$110,029	$72	$110,101

Balance, March 31, 2019	19,711	$20	198	$(2,677)	$177,404	$(108,500)	$(19,096)	$47,151	$(45)	$47,106
Issuance of common stock upon the exercise of stock options	1	—	—	—	3	—	—	3	—	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	49	—	—	—	—	—	—	—	—
Issuance of common stock upon the Intelie earn-out	208	—	—	—	3,000	—	—	3,000	—	3,000
Stock withheld to cover employee taxes on stock-based compensation	—	—	3	1	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	1,170	—	—	1,170	—	1,170
Foreign currency translation	—	—	—	—	—	—	178	178	—	178
Non-controlling owner distributions	—	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	—	(6,156)	—	(6,156)	30	(6,126)

Balance, June 30, 2019	19,969	$20	201	$(2,676)	$181,577	$(114,656)	$(18,918)	$45,347	$(15)	$45,332

	Common Stock		Treasury Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-Redeemable, Non-Controlling Interest	Total Equity
	Shares	Amount	Shares	Amount
	(dollars and shares in thousands)
Balance, January 1, 2018	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	$107,277
Issuance of common stock upon the exercise of stock options	8	—	—	—	57	—	—	57	—	57
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	330	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	789	1	—	—	11,435	—	—	11,436	—	11,436
Stock withheld to cover employee taxes on stock-based compensation	—	—	84	(1,130)	—	—	—	(1,130)	—	(1,130)
Stock-based compensation	—	—	—	—	3,282	—	—	3,282	—	3,282
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	—	(592)	(592)	—	(592)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(66)	(66)
Net income (loss)	—	—	—	—	—	(9,885)	—	(9,885)	60	(9,825)

Balance, June 30, 2018	19,360	$19	90	$(1,246)	$170,603	$(43,949)	$(15,398)	$110,029	$72	$110,101

Balance, January 1, 2019	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the exercise of stock options	1	—	—	—	3	—	—	3	—	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	295	1	—	—	—	—	—	1	—	1
Issuance of common stock for the Intelie earn-out	208	—	—	—	3,000	—	—	3,000	—	3,000
Stock withheld to cover employee taxes on stock-based compensation	—	—	109	(1,406)	—	—	—	(1,406)	—	(1,406)
Stock-based compensation	—	—	—	—	5,628	—	—	5,628	—	5,628
Foreign currency translation	—	—	—	—	—	—	336	336	—	336
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(135)	(135)
Net income (loss)	—	—	—	—	—	(18,139)	—	(18,139)	60	(18,079)

Balance, June 30, 2019	19,969	$20	201	$(2,676)	$181,577	$(114,656)	$(18,918)	$45,347	$(15)	$45,332

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

Significant Accounting Policies

In addition to the accounting policies described below, please refer to RigNet’s Annual Report on Form 10-K for fiscal year 2018 for information regarding the Company’s accounting policies.

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

Performance Obligations Satisfied Over Time – The delivery of service represents the single performance obligation under MCS and Apps & IoT contracts. Revenue for contracts is generally recognized over time as service is transferred to the customer and the Company expects to be entitled to the agreed monthly or day rate in exchange for those services.

Performance Obligations Satisfied at a Point in Time – The delivery of equipment represents the single performance obligation under equipment sale contracts. Revenue for equipment sales is generally recognized upon delivery of equipment to customers.

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

Performance Obligations Satisfied Over Time – The delivery of a Systems Integration solution represents the single performance obligation under Systems Integration contracts. Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of June 30, 2019 and December 31, 2018, the amount of CIEB related to Systems Integration projects was $8.7 million and $7.1 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid within a one-year period. As of June 30, 2019 and December 31, 2018, $1.4 million and none, respectively, of amounts billed to customers in excess of revenue recognized to date were classified as a current liability, under deferred revenue.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue were included in CIEB as of June 30, 2019 and December 31, 2018. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog—As of June 30, 2019, we have backlog for our percentage of completion projects of $37.1 million, which will be recognized over the remaining contract term for each contract. Percentage of completion contract terms are typically one to three years.

Leases

Effective with adoption of Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (the new lease standard) on January 1, 2019, we determine if an arrangement is a lease at inception. Operating leases right of use assets and liabilities are included in right to use lease asset, deferred revenue and other current liabilities, and right to use lease liability – long-term portion on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment; current maturities of long-term debt; and long-term debt on our condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on to the balance sheet. The Company adopted this ASU as of the first quarter 2019, and it required right-of-use liabilities on the consolidated balance sheet of $6.5 million as of March 31, 2019, of which $5.8 million were long-term and $0.7 million were current, with no related impact on the Company’s Condensed Consolidated Statement of Equity or Comprehensive Loss. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows companies to carry forward their historical lease classification and to not record leases with an initial term of less than 12 months. The Company has used the optional transition method permitted under Accounting Standards Update No. 2018-11 (ASU 2018-11). Accordingly, prior year amounts have not been adjusted and continue to be reflected in accordance with Company’s historical accounting. The Company’s credit agreement excludes the impact of ASU 2016-02.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of June 30, 2019, the fair value of the earn-out was $7.9 million with $4.4 million in deferred revenue and other current liabilities and $3.5 million in other long-term liabilities. During the six months ended June 30, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities. Portions of the earn-out are payable in RigNet stock on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement. On April 29, 2019, the agreement was amended to clarify the calculation of certain contingent consideration, but did not change the amount or form of consideration that could be paid pursuant to the purchase agreement. In May 2019, the Company issued 208,356 shares of its common stock, with an aggregate value of $3.0 million, as payment for the portion of the earn-out earned as of the first anniversary of the closing of the acquisition.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
	(in thousands, except per share amounts)
Revenue	$60,547	$118,297
Expenses	64,784	127,593

Net loss	$(4,237)	$(9,296)

Net loss attributable to RigNet, Inc. common stockholders	$(4,267)	$(9,356)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.23)	$(0.51)

Diluted	$(0.23)	$(0.51)

The Company incurred acquisition-related costs of $0.1 million and $0.3 million in the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $1.1 million in the six months ended June 30, 2019 and 2018, respectively, reported in general and administrative costs.

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

Credit and Customer Concentration Risk

Credit risk, with respect to accounts receivable, is due to the limited number of customers concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The Company provides an allowance for doubtful accounts which is adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations or as a result of changes in the overall aging of accounts receivable. Although no one customer comprised over 10% of our revenue for the six months ended June 30, 2019, our top 5 customers generated 24.2% of the Company’s revenue for the six months ended June 30, 2019.

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

The Company performs its annual impairment test as of July 31st of each year. In connection with the July 31, 2018 impairment test, the most recent annual test performed prior to June 30, 2019, the fair values of the Company’s reporting units were in excess of their carrying values and no impairment was noted.

MCS had $22.4 million of goodwill as of June 30, 2019, and fair value exceeded carrying value by 34.7% as of the July 31, 2018 annual impairment test. Apps & IoT had $22.9 million of goodwill as of June 30, 2019, and fair value exceeded carrying value by 48.1% as of the July 31, 2018 annual impairment test. Systems Integration had $1.4 million of goodwill as of June 30, 2019, and fair value exceeded carrying value by 126.5% as of the July 31, 2018 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

No impairment indicators have been identified in any reporting unit as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, goodwill was $46.7 million and $46.6 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, increases with acquisitions, and decreases in the event an impairment is recognized.

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

No impairment indicators have been identified in any reporting unit as of June 30, 2019.

As of June 30, 2019 and December 31, 2018, intangibles were $29.5 million and $33.7 million, respectively. During the three months ended June 30, 2019 and 2018, the Company recognized amortization expense of $2.4 million and $2.5 million, respectively. During the six months ended June 30, 2019 and 2018, the Company recognized amortization expense of $4.9 million and $4.6 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth expected amortization expense of intangibles for the remainder of 2019 and the following years (in thousands):

2019	3,059
2020	6,160
2021	5,752
2022	5,472
2023	4,828
Thereafter	4,251

$29,522

Note 5 – Restricted Cash

As of June 30, 2019 and December 31, 2018, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the MCS segment (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of June 30, 2019 and December 31, 2018, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2019	2018
	(in thousands)
Term Loan	$7,500	$10,000
Term-Out Loan	28,500	—
Revolving credit facility (RCF)	75,150	67,150
Unamortized deferred financing costs	(647)	(315)
Finance lease	554	192

	111,057	77,027
Less: Current maturities of long-term debt	(10,619)	(4,831)
Current maturities of finance lease	(164)	(111)

	$100,274	$72,085

Credit Agreement

The Company and certain of its subsidiaries are party to a third amended and restated credit agreement, dated as of November 6, 2017, with four participating financial institutions (as amended from time to time, the Credit Agreement), which provides for a $15.0 million term loan (Term Loan), a $30.0 million term-out facility (Term-Out Loan) and an $85.0 million revolving credit facility (RCF). The RCF and Term-Out Loan mature on April 6, 2021. The Term Loan matures on December 31, 2020.

On February 13, 2019, the Company entered into the first amendment to Credit Agreement to refinance $30.0 million of outstanding draws under the existing $85.0 million RCF with the new $30.0 million Term-Out Loan.

On June 7, 2019, the Company entered into a second amendment to the Credit Agreement (Second Amendment), which (i) permits the Company to exclude up to $5.0 million in legal and related costs for the GX Dispute (see Note 11 – Commitments and Contingencies) from the calculation of Consolidated EBITDA (as defined under the Credit Agreement), (ii) permits the Company to exclude from the calculation of Consolidated Funded Indebtedness up to $30.0 million of undrawn surety bonds and (iii) revises the threshold of proceeds from asset dispositions above which the Company must prepay on the Term Out Loan to $5.0 million. Consolidated EBITDA and Consolidated Funded Indebtedness are non-GAAP metrics defined in the Credit Agreement.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Agreement required a $45.0 million reserve (Specified Reserve) under the RCF that was released and made available for borrowing for payment of monetary damages from the GX dispute. The RCF contains a sub-limit of up to $25.0 million for commercial and stand-by letters of credit and performance bonds issued by the parties under the Credit Agreement. The facilities under the credit agreement are secured by substantially all the assets of the Company.

Under the Credit Agreement, the Term Loan, Term-Out Loan and the RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Credit Agreement. Interest on the Term Loan, Term-Out Loan and RCF is payable monthly. Principal installments of $1.25 million and $1.5 million under the Term Loan and Term-Out Loan, respectively, are due quarterly. The weighted average interest rate for the three months ended June 30, 2019 and 2018 were 5.3% and 4.8%, respectively. The weighted average interest rate for the six months ended June 30, 2019 and 2018 were 5.3% and 4.5%, respectively, with an interest rate of 5.2% at June 30, 2019.

Term Loan

As of June 30, 2019, the Term Loan had an outstanding principal balance of $7.5 million, excluding the impact of unamortized deferred financing costs.

Term-Out Loan

As of June 30, 2019, the Term-Out Loan had an outstanding principal balance of $28.5 million.

RCF

As of June 30, 2019, $75.2 million in draws remain outstanding under the RCF. During the quarter ended June 30, 2019, the Company borrowed $40 million under the RCF in connection with the initial payment of the GX Dispute settlement.

Covenants and Restrictions

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 2.75 to 1.00. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the 2nd quarter of 2019. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

In April 2019, the Company determined that in periods beginning at least as early as March 31, 2014, it had incurred and not appropriately included certain surety bonds or other similar instruments in its consolidated leverage ratio calculation as defined by the Credit Agreement. As a result, on May 6, 2019, the Company entered into a Consent and Waiver (Consent) to the Credit Agreement with the financial institutions party thereto under which the Company is permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness (as defined in the credit agreement) for the period ended June 30, 2019. In addition, the Consent waived all specified violations for all prior periods.

On June 7, 2019, the Company entered into a second amendment to the third amended and restated credit agreement (Credit Agreement), which permits the Company to exclude up to $5.0 million in legal and related costs for the GX Dispute from the calculation of Consolidated EBITDA, permits the Company to exclude from the calculation of Consolidated Funded Indebtedness up to $30.0 million of undrawn surety bonds and revises the threshold of proceeds from asset dispositions above which the Company must prepay on the Term Out Loan to $5.0 million. Consolidated EBITDA and Consolidated Funded Indebtedness are non-GAAP metrics defined in the Credit Agreement.

We believe we have accurately calculated and reported our required debt covenant calculations for the June 30, 2019 reporting period and are in compliance with the required covenant ratios.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds, Surety Bonds and Other Similar Instruments

As of June 30, 2019, there were $30.4 million of performance bonds, surety bonds and similar instruments outstanding of which $1.6 million is issued by the parties under the Credit Agreement. As of June 30, 2019, there were $0.1 million outstanding standby letters of credit and bank guarantees.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2019 and the following years (in thousands):

2019	5,411
2020	10,814
2021	94,677
2022	116
2023	39

Total debt, including current maturities	$111,057

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of June 30, 2019, the fair value of the earn-out was $7.9 million with $4.4 million in deferred revenue and other current liabilities and $3.5 million in other long-term liabilities . During the three and six months ended June 30, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million, and $0.1 million, respectively, with corresponding increases to other liabilities. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million, and $0.1 million, respectively. During the three and six months ended June 30, 2019, RigNet recognized an increase in the fair value of the earn-out of $1.3 million and $1.3 million, respectively. During the three and six months ended June 30, 2018, RigNet recognized an increase in the fair value of the earn-out of $2.8 million and $2.8 million, respectively. The earn-out is payable in RigNet stock in portions on the first, second and third anniversary of the March 23, 2018 closing of the acquisition based on certain post-closing performance targets under the acquisition agreement. In May 2019, the Company issued 208,356 shares of its common stock, with an aggregate value of $3.0 million, as payment for the portion of the earn-out earned as of the first anniversary of the closing of the acquisition.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of June 30, 2019, the fair value of the contingent consideration was $3.5 million, of which $0.3 million is in other current liabilities and $3.2 million is in other long-term liabilities. During the three and six months ended June 30, 2019, RigNet recognized

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accreted interest expense on the Cyphre contingent consideration of $0.1 million, and $0.1 million, respectively, with corresponding increases to other liabilities. During the three and six months ended June 30, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million, and $0.1 million, respectively.

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

Note 8 – Income Taxes

The Company’s effective income tax rate was (56.2%) and (36.9%) for the three and six months ended June 30, 2019, respectively. The Company’s effective income tax rate was 17.7% and 3.2% for the three and six months ended June 30, 2018, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

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

The Company received a notice informing us of an audit of the Company’s 2016-2017 income tax returns in Singapore. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months. The Company is in the early stages of the audit and is unable to quantify any potential settlement or outcome of the audit at this time.

The Company believes that it is reasonably possible that a decrease of up to $2.6 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 9 – Stock-Based Compensation

During the six months ended June 30, 2019, the Company granted a total of 592,663 stock-based awards to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted the following stock-based awards associated with the long term incentive plan (LTIP): (i) 190,588 restricted stock units (RSUs) to certain officers and employees that generally vest over a three year period of continued employment, with 33% of the RSUs vesting on each of the first three anniversaries of the grant date, (ii) 22,189 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (iii) 60,361 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets and (iv) 86,772 RSUs to outside directors that vest in 2020. The ultimate number of PSUs issued is based on a multiple determined by certain performance-based targets. The fair value of RSUs and PSUs is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

Additionally, the Company granted 232,753 unrestricted stock grants associated with payment of the Company’s 2018 short term incentive plan to certain officers and employees that vested immediately.

During the six months ended June 30, 2019, the Company also granted 28,923 options to purchase our common stock with an exercise price of $15.06 to certain officers and employees of the Company as part of the LTIP under the 2010 Plan. Options granted have a contractual term of seven years and vest over a three-year period of continued employment, with 33% of the options vesting on each of the first three anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the six months ended June 30, 2019, were as follows:

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended June 30,
2019
Expected volatility	49%
Expected term (in years)	7
Risk-free interest rate	2.5%
Dividend yield	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the six months ended June 30, 2019 was $7.94 per option.

During the six months ended June 30, 2019, 22,712 RSUs and 4,377 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and six months ended June 30, 2019 was $1.2 million and $5.6 million, respectively. Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and six months ended June 30, 2018 was $0.8 million and $3.3 million, respectively. As of June 30, 2019, there was $5.5 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

Note 10 – Earnings (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the weighted average number of basic shares outstanding during the period. Basic shares equal the total of the common shares outstanding, but excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock, RSUs or PSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the weighted average number of diluted shares outstanding during the period. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three and six months ended June 30, 2019, there were approximately 348,197 and 489,747 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

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

In June 2019, the Company announced that it reached a settlement with Inmarsat that concludes the GX dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. The Company had an accrued liability of $5.8 million as of June 30, 2019.

The Company incurred GX dispute Phase II costs of $2.2 million and $4.4 million for the three and six months ended June 30, 2019, respectively. The Company incurred legal expenses of $0.8 million and $1.4 million in connection with the GX dispute for the three and six months ended June 30, 2018, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating Leases

The Company adopted the new lease accounting standard effective with the first quarter of 2019 and has used the optional transition method permitted under ASU 2018-11. Accordingly, prior year amounts have not been adjusted and continue to be reflected in accordance with Company’s historical accounting.

The Company’s leasing activities primarily consist of leases of real-estate including office space under lease agreements expiring on various dates through 2025. For the three months and six months ended June 30, 2019, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7 million and $1.4 million, respectively. For the three months and six months ended June 30, 2018, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7 million and $1.4 million, respectively.

As of June 30, 2019, future undiscounted minimum lease obligation maturities for the remainder of 2019 and future years were as follows (in thousands):

2019	$939
2020	1,387
2021	896
2022	817
2023	802
Thereafter	1,269

Total lease payments	$6,110

Less present value discount	(503)

Amounts recognized in Balance Sheet	$5,607

Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	765
Right-of-use lease liability – long-term portion	4,842

Total right to use lease liability	$5,607

Operating lease right-of-use assets for leases were $3.9 million as of June 30, 2019.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.3%. The weighted-average remaining lease term as of June 30, 2019 was 4.8 years.

As of December 31, 2018, future undiscounted minimum lease obligation maturities for 2019 and future years were as follows (in thousands):

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2019	1,822
2020	1,115
2021	780
2022	692
2023	659
Thereafter	1,044

$6,112

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2019, the Company had the following commercial commitments related to satellite and network services for the remainder of 2019 and the future years thereafter (in thousands):

2019	7,540
2020	7,614
2021	1,088
2022	169

$16,411

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

The Company’s business segment information as of and for the three months ended June 30, 2019 and 2018, is presented below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2019
	Managed Communication Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$41,205	$8,005	$11,122	$—	$60,332
Cost of revenue (excluding depreciation and amortization)	25,019	4,387	7,113	—	36,519
Depreciation and amortization	5,059	1,226	639	755	7,679
Change in fair value of earn-out/contingent consideration	—	—	—	1,284	1,284
Selling, general and administrative	3,346	835	570	12,659	17,410

Operating income (loss)	$7,781	$1,557	$2,800	$(14,698)	$(2,560)

Capital expenditures	3,689	403	—	481	4,573

	Three Months Ended June 30, 2018
	Managed Communication Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$41,712	$6,576	$11,719	$—	$60,007
Cost of revenue (excluding depreciation and amortization)	25,307	3,165	7,774	—	36,246
Depreciation and amortization	5,645	836	665	1,210	8,356
Change in fair value of earn-out/contingent consideration	—	—	—	2,778	2,778
Selling, general and administrative	5,023	430	557	10,947	16,957

Operating income (loss)	$5,737	$2,145	$2,723	$(14,935)	$(4,330)

Capital expenditures	6,462	134	—	—	6,596

	Six Months Ended June 30, 2019
	Managed Communications Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$83,538	$16,020	$18,284	$—	$117,842
Cost of revenue (excluding depreciation and amortization)	52,004	8,884	12,087	—	72,975
Depreciation and amortization	11,323	2,457	1,301	1,510	16,591
Change in fair value of earn-out/contingent consideration	—	—	—	1,284	1,284
Selling, general and administrative	7,143	1,400	1,694	27,436	37,673

Operating income (loss)	$13,068	$3,279	$3,202	$(30,230)	$(10,681)

Total assets	159,874	45,281	24,747	14,471	244,373
Capital expenditures	10,325	836	—	501	11,662

	Six Months Ended June 30, 2018
	Managed Communications Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$83,762	$11,912	$18,166	$—	$113,840
Cost of revenue (excluding depreciation and amortization)	51,052	6,250	12,625	—	69,927
Depreciation and amortization	11,371	1,683	1,317	1,972	16,343
Change in fair value of earn-out/contingent consideration	—	—	—	2,800	2,800
Selling, general and administrative	9,238	784	880	22,668	33,570

Operating income (loss)	$12,101	$3,195	$3,344	$(27,440)	$(8,800)

Total assets	146,592	48,922	25,880	31,459	252,853
Capital expenditures	12,296	268	—	645	13,209

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2019 and 2018. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are monitored to ensure location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Domestic	$28,881	$16,006	$53,508	$33,634
International	31,451	44,001	64,334	80,206

Total	$60,332	$60,007	$117,842	$113,840

The following table presents goodwill, right-of-use lease assets and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
	(in thousands)
Domestic	$77,420	$73,615
International	65,918	70,334

Total	$143,338	$143,949

Note 13 – Related Party

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company will sell Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the three and six months ended June 30, 2019, the Company purchased $0.1 million from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as its chairman of its board one of our board members. In the three and six months ended June 30, 2019, the Company purchased $0.6 million from Vissim AS in the ordinary course of business.

Note 14 – Restructuring Costs – Cost Reduction Plans

During the six months ended June 30, 2019, the Company incurred a net pre-tax restructuring expense of $0.6 million reported as general and administrative expense in the Corporate segment associated with the reduction of 25 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-Looking statements may include statements about:

•	new regulations, delays in drilling permits or other changes in the oil and gas industry;

•	competition and competitive factors in the markets in which we operate;

•	demand for our services and solutions;

•	the advantages of our services compared to others;

•	changes in technology and customer preferences and our ability to adapt our product and services offerings;

•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;

•	our cash and liquidity needs and expectations regarding cash flow from operations, capital expenditures and borrowing availability under our Revolving Credit Facility;

•	our expectations regarding the deductibility of goodwill for tax purposes;

•	our business and corporate development strategy, including statements concerning our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;

•	the amount and timing of contingent consideration payments arising from our acquisitions;

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

•	our ability to develop and market additional products and services;

•	our cost reduction, restructuring activities and related expenses;

•	the buildout and upgrade of our Gulf of Mexico microwave network; and

•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

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

Our Operations

We are the leading provider of ultra-secure, intelligent networking solutions and specialized applications. Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations. On top of and vertically integrated into these networks we provide services ranging from fully-managed voice, data, and video to more advanced services including: cyber security threat detection and prevention; applications to improve crew welfare, safety or workforce productivity; and a real-time AI-backed data analytics platform to enhance customer decision making and business performance.

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. Managed Services was renamed Managed Communications Services (MCS). We report our operations through the following reportable segments:

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

Customers in our MCS and Apps & IoT segments are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders. Offshore contracts generally have a term of up to three years with renewal options. Land-based contracts are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). Systems Integration customers are served primarily under fixed-price, long-term contracts.

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

Recent Developments

On June 24, 2019, we announced that we reached a settlement with Inmarsat that concludes the GX dispute. Pursuant to the settlement we paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020.We have an accrued liability of $5.8 million as of June 30, 2019. As previously disclosed, Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. We incurred GX dispute Phase II costs of $2.2 million and $4.4 million for the three and six months ended June 30, 2019, respectively. We incurred legal expenses of $0.8 million and $1.4 million in connection with the GX dispute for the three and six months ended June 30, 2018, respectively.

On June 7, 2019, we entered into a second amendment to the third amended and restated credit agreement (Credit Agreement), which (i) permits us to exclude up to $5.0 million in legal and related costs for the GX Dispute from the calculation of Consolidated EBITDA, (ii) permits us to exclude from the calculation of Consolidated Funded Indebtedness up to $30.0 million of undrawn surety bonds and (iii) revises the threshold of proceeds from asset dispositions above which we must prepay on the Term Out Loan to $5.0 million. Consolidated EBITDA and Consolidated Funded Indebtedness are non-GAAP metrics defined in the Credit Agreement. On February 13, 2019, we entered into the first amendment to the Credit Agreement with four participating financial institutions. The Credit Agreement provides for a $15.0 million term loan facility (Term Loan), a $30.0 million term-out facility (Term-Out Loan) and an $85.0 million revolving credit facility (RCF). The RCF and Term-Out Loan mature on April 6, 2021. The Term Loan matures on December 31, 2020.

In the U.S. Gulf of Mexico, we have substantially completed the buildout of our 4G LTE and 5G-enabled network, where we are partnered with T-Mobile, and we are already carrying live traffic. Additionally, we purchased an office in Lafayette, Louisiana that will consolidate three separate legacy facilities. We expect to move into the new facility in the third quarter of 2019.

As of June 30, 2019, we have backlog for our percentage of completion projects of $37.1 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2019, particularly offshore. Although oil prices and U.S. drilling rig counts increased in 2017 and the first three quarters of 2018 from their 2016 lows, the oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower costs from service providers and drilling contractors. The average price of Brent crude, a key indicator of activity for the oil and gas industry, was $66.07 per barrel for the six months ending June 30, 2019 compared to an average of $70.67 for the six months ending June 30, 2018. Brent crude spot prices increased in the first three quarters of 2018 and peaked at $86.07 on October 4, 2018. From the recent October 4, 2018 high, Brent crude oil prices decreased over 40.0% in the fourth quarter of 2018. In the first half of 2019, Brent crude oil prices recovered to the $70 per barrel range. Certain analysts are not presently predicting meaningful increases in offshore drilling rig utilization for the remainder of 2019, but are predicting more meaningful improvements in utilization and day rates in 2020 or 2021. As a result, we believe drilling contractors are cautiously optimistic about a gradual demand recovery. The offshore drilling contracting environment remains challenged, with major offshore drilling contractors having experienced significant pressure on day rates, which in turn has had a negative impact on the rates we are able to charge customers. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$60,332	$60,007	$117,842	$113,840

Expenses:
Cost of revenue (excluding depreciation and amortization)	36,519	36,246	72,975	69,927
Depreciation and amortization	7,679	8,356	16,591	16,343
Change in fair value of earn-out/contingent consideration	1,284	2,778	1,284	2,800
Selling and marketing	2,952	4,189	6,745	7,138
General and administrative	14,458	12,768	30,928	26,432

Total expenses	62,892	64,337	128,523	122,640

Operating loss	(2,560)	(4,330)	(10,681)	(8,800)
Other expense, net	(1,362)	(895)	(2,528)	(1,348)

Loss before income taxes	(3,922)	(5,225)	(13,209)	(10,148)
Income tax benefit (expense)	(2,204)	926	(4,870)	323

Net loss	(6,126)	(4,299)	(18,079)	(9,825)
Less: Net income attributable to non-controlling interest	30	30	60	60

Net loss attributable to RigNet, Inc. stockholders	$(6,156)	$(4,329)	$(18,139)	$(9,885)

Other Non-GAAP Data:
Adjusted EBITDA	$9,775	$8,098	$18,161	$15,517

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Managed Communications Services:
Revenue	$41,205	$41,712	$83,538	$83,762
Cost of revenue (excluding depreciation and amortization)	25,019	25,307	52,004	51,052
Depreciation and amortization	5,059	5,645	11,323	11,371
Selling, general and administrative	3,346	5,023	7,143	9,238

Managed Communication Services operating income	$7,781	$5,737	$13,068	$12,101

Applications and Internet-of-Things:
Revenue	$8,005	$6,576	$16,020	$11,912
Cost of revenue (excluding depreciation and amortization)	4,387	3,165	8,884	6,250
Depreciation and amortization	1,226	836	2,457	1,683
Selling, general and administrative	835	430	1,400	784

Applications & Internet-of-Things operating income	$1,557	$2,145	$3,279	$3,195

Systems Integration:
Revenue	$11,122	$11,719	$18,284	$18,166
Cost of revenue (excluding depreciation and amortization)	7,113	7,774	12,087	12,625
Depreciation and amortization	639	665	1,301	1,317
Selling, general and administrative	570	557	1,694	880

Systems Integration and Automation operating income	$2,800	$2,723	$3,202	$3,344

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended June 30, 2019 and 2018

Revenue. Revenue increased by $0.3 million, or 0.5%, to $60.3 million for the three months ended June 30, 2019 from $60.0 million for the three months ended June 30, 2018. Revenue for the Apps & IoT segment increased $1.4 million, or 21.7%, due to our focus on growth of the application layer and IoT space, which was partially offset by a decrease in Systems Integration revenue of $0.6 million and a decrease of $0.5 million in the MCS segment.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $0.3 million, or 0.8%, to $36.5 million for the three months ended June 30, 2019 from $36.2 million for the three months ended June 30, 2018. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $1.2 million as we continue our strategy to grow our application layer and IoT space including Intelie. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $0.3 million. Cost of revenue (excluding depreciation and amortization) decreased in the Systems Integration segment by $0.7 million.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.7 million to $7.7 million for the three months ended June 30, 2019 from $8.4 million for the three months ended June 30, 2018. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully depreciated.

Selling and Marketing. Selling and marketing expense decreased $1.2 million to $3.0 million for the three months ended June 30, 2019 from $4.2 million for the three months ended June 30, 2018. This decrease was due to cost reductions.

General and Administrative. General and administrative expenses increased by $1.7 million to $14.5 million for the three months ended June 30, 2019 from $12.8 million for the three months ended June 30, 2018. General and administrative costs increased primarily due to GX dispute legal costs and stock-based compensation.

Income Tax Expense. Our effective income tax rates were (56.2%) and 17.7% for the three months ended June 30, 2019 and 2018, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2019 and 2018

Revenue. Revenue increased by $4.0 million, or 3.5%, to $117.8 million for the six months ended June 30, 2019 from $113.8 million for the six months ended June 30, 2018, driven by growth in the Apps & IoT segment including the 2018 acquisitions of Intelie along with the 2018 acquisitions of Auto-Comm and SAFCON, which is primarily in the Systems Integration Segment. Revenue for the Apps & IoT segment increased $4.1 million, or 34.5%, due to our focus on growth of the application layer and IoT space, including $1.8 million from the acquisition of Intelie and $0.7 million from the acquisition of Auto-Comm and SAFCON. Revenue for the Systems Integration segment increased $0.1 million, or 0.6%, which included $2.1 million from the acquisition of Auto-Comm and SAFCON.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $3.0 million, or 4.4%, to $73.0 million for the six months ended June 30, 2019 from $69.9 million for the six months ended June 30, 2018. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $2.6 million as we continue our strategy to grow our application layer and IoT space including Intelie. Cost of revenue (excluding depreciation and amortization) increased in the MCS segment by $1.0 million as a result of our increased site count during the period. Cost of revenue (excluding depreciation and amortization) decreased in the Systems Integration segment by $0.5 million.

Depreciation and Amortization. Depreciation and amortization expense increased by $0.2 million to $16.6 million for the six months ended June 30, 2019 from $16.3 million for the six months ended June 30, 2018. The increase is primarily attributable to additions to property, plant and equipment and intangibles from acquisitions and capital expenditures.

Selling and Marketing. Selling and marketing expense decreased $0.4 million to $6.7 million for the six months ended June 30, 2019 from $7.1 million for the six months ended June 30, 2018. This decrease was due to cost reductions.

General and Administrative. General and administrative expenses increased by $4.5 million to $30.9 million for the six months ended June 30, 2019 from $26.4 million for the six months ended June 30, 2018. General and administrative costs increased primarily due to increased stock-based compensation, increased GX dispute legal costs, restructuring costs and expenses attributable to a full period of operations of the 2018 acquisitions of Intelie, Auto-Comm and SAFCON.

Income Tax Expense. Our effective income tax rates were (36.9%) and 3.2% for the six months ended June 30, 2019 and 2018, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At June 30, 2019, we had working capital, including cash and cash equivalents, of $23.8 million.

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

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and our expansion plans, we may elect to pursue additional expansion opportunities within the next year or we may require additional liquidity for contingent liabilities, which could require additional financing, either debt or equity.

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$23,296	$36,141
GX Dispute payment	(45,000)	—
Remaining net cash provided by operating activities	13,743	1,329

Net cash provided by (used in) operating activities	(31,257)	1,329

Net cash used in investing activities	(11,756)	(17,613)
Net cash provided by (used in) financing activities	31,894	(1,211)
Changes in foreign currency translation	265	1,308

Cash and cash equivalents including restricted cash, June 30,	$12,442	$19,954

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our Credit Agreement and additional financing activities we may pursue, which may include debt or equity offerings.

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2019 and 2018, 91.4% and 91.5% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash used in operating activities was $31.3 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $1.3 million for the six months ended June 30, 2018. The decrease in cash from operating activities of $32.6 million was primarily due to the payment of $45.0 million towards the GX dispute settlement, the timing of paying our accounts payable partially offset by the timing of collecting receivables.

Our cash provided by operations is subject to many variables including the volatility of the oil and gas industry, the demand for our services, the cost of satellite bandwidth and the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while leveraging our contracted satellite and other communication service costs.

Investing Activities

Net cash used in investing activities was $11.8 million and $17.6 million for the six months ended June 30, 2019 and 2018, respectively.

Net cash used in investing activities during the six months ended June 30, 2019 and 2018 included $11.9 million and $12.7 million of capital expenditures, respectively. Net Cash used in investing activities during the six months ended June 30, 2018 included $5.1 million for acquisitions.

Financing Activities

Net cash provided by financing activities was $31.9 million for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2019 included $40.0 million in proceeds from borrowings, partially offset by $6.1 million in principal payments on our long-term debt, $1.4 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the consents, waiver and amendment to the Credit Agreement.

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2018. Cash used in financing activities for the six months ended June 30, 2018 included $2.6 million in principal payments on our long-term debt and $1.1 million withheld to cover employee taxes on stock-based compensation.

Credit Agreement

The Credit Agreement provides for a $15.0 million Term Loan, a $30.0 million Term-Out Loan and an $85.0 million RCF, which includes a $25.0 million sublimit for the issuance of commercial and standby letters of credit and performance bonds issued by the parties under the Credit Agreement.

On June 7, 2019, we entered into a second amendment to the third amended and restated credit agreement (Credit Agreement), which permits the us to exclude up to $5.0 million in legal and related costs for the GX Dispute from the calculation of Consolidated EBITDA, permits us to exclude from the calculation of Consolidated Funded Indebtedness up to $30 million of undrawn surety bonds and revises the threshold of proceeds from asset dispositions above which the Company must prepay on the Term Out Loan to $5.0 million. Consolidated EBITDA and Consolidated Funded Indebtedness are non-GAAP metrics defined in the Credit Agreement.

Under the Credit Agreement, the Term Loan, the Term-Out Loan and the RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00%, based on a consolidated leverage ratio defined in the Credit Agreement. Interest is payable monthly and principal installments of $1.25 million and $1.5 million under the Term Loan and Term-Out Loan, respectively, are due quarterly.

The weighted average interest rate for the three months ended June 30, 2019 and 2018 were 5.3% and 4.8%, respectively. The weighted average interest rate for the six months ended June 30, 2019 and 2018 were 5.3% and 4.5%, respectively, with an interest rate of 5.2% at June 30, 2019. As of June 30, 2019, the outstanding principal amounts were $7.5 million for the Term Loan, $28.5 million for the Term-Out Loan and $75.2 million for the RCF.

The Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 2.75 to 1.00. The consolidated leverage ratio increases to 3.25 to 1.00 for four quarters starting in the 2nd quarter of 2019. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that was not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all our assets.

In April 2019, we determined that in periods beginning at least as early as March 31, 2014, we had incurred and not appropriately included certain surety bonds or other similar instruments in our consolidated leverage ratio calculation as defined by the credit agreement. As a result, on May 6, 2019, we entered into a Consent and Waiver (Consent) to the credit agreement with the financial institutions party thereto under which we are permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness, as defined in the credit agreement, for the period ended June 30, 2019. In addition, the Consent waived all specified violations for all prior periods. The Second Amendment amended the Credit Agreement to permit the Company to exclude from the calculation of Consolidated Funded Indebtedness up to $30.0 million of undrawn surety bonds, performance bonds and similar instruments.

We believe we have accurately calculated and reported our required debt covenant calculations for the June 30, 2019 reporting period and are in compliance with the required covenant ratios. We expect to remain in compliance with our required debt covenant calculations for the foreseeable future, however, in the event that there are changes in economic conditions we can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, or any combination of these alternatives if needed to remain in compliance with such covenants.

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

We define Adjusted EBITDA as net loss plus interest expense; income tax expense (benefit); depreciation and amortization; impairment of goodwill, intangibles, property, plant and equipment; (gain) loss on sales of property, plant and equipment, net of retirements; change in fair value of earn-outs and contingent consideration; stock-based compensation; acquisition costs; executive departure costs; restructuring charges; the GX dispute; GX Dispute Phase II costs and non-recurring items.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(6,126)	$(4,299)	$(18,079)	$(9,825)
Interest expense	1,269	1,007	2,507	1,966
Depreciation and amortization	7,679	8,356	16,591	16,343
(Gain) loss on sales of property, plant and equipment, net of retirements	18	21	11	(32)
Stock-based compensation	1,170	837	5,628	3,282
Restructuring	—	—	573	—
Change in fair value of earn-out/contingent consideration	1,284	2,778	1,284	2,800
Executive departure costs	—	4	—	161
Acquisition costs	60	320	410	1,145
GX dispute Phase II costs	2,217	—	4,366	—
Income tax expense (benefit)	2,204	(926)	4,870	(323)

Adjusted EBITDA (non-GAAP measure)	$9,775	$8,098	$18,161	$15,517

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

Adjusted EBITDA increased by $1.7 million to $9.8 million for the three months ended June 30, 2019, from $8.1 million for the three months ended June 30, 2018. Adjusted EBITDA increased by $2.6 million to $18.2 million for the six months ended June 30, 2019, from $15.5 million for the six months ended June 30, 2018.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2019 and 2018, 8.6% and 8.5%, respectively, of our revenues were earned in non-U.S. currencies. At June 30, 2019 and 2018, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt at June 30, 2019 and December 31, 2018, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2019	2018
	(in thousands)
Effect on Net Income (Loss) and Equity – Increase/Decrease:
1% Decrease/increase in rate	$1,111	$770
2% Decrease/increase in rate	$2,221	$1,541
3% Decrease/increase in rate	$3,332	$2,311

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

Except for the remediation of the previously reported material weakness noted below, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting all consolidated entities.

Remediation of the Material Weakness

As disclosed in our Quarterly Report on Form 10-Q for the period ended March 31, 2019 and our amended Annual Report on Form 10-K for the year ended December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018 or March 31, 2019 due to a material weakness in internal control over financial reporting. Specifically, we did not properly design and operate adequate internal control over monitoring compliance with financial covenants stipulated by the Credit Agreement related to the reporting of surety bonds and other similar instruments.

During the quarter ended June 30, 2019, we undertook remediation measures to design new controls to monitor activities with respect to financial covenants stipulated by the Credit Agreement, and enhanced our internal controls related to our debt covenant calculation by:

•	requiring elevated approvals for any instrument which could impact our calculation of Consolidated Funded Indebtedness,

•	including additional certifications related to such instruments on our regional financial checklists and SOX sub-certifications, and

•	requiring applicable operations personnel to participate in our disclosure committee meetings.

We also believe we have accurately calculated and reported our required debt covenant calculations for the June 30, 2019 reporting period.

Accordingly, our management concluded the previously reported material weakness was remediated as of June 30, 2019.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2019, the Company announced that it reached a settlement with Inmarsat that concludes the GX dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. The Company has an accrued liability of $5.8 million as of June 30, 2019.

As previously disclosed, Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years.

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

Not applicable.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.1	Share Purchase Agreement between RigNet, Inc. and the shareholders of Orgtec S.A.P.I. de C.V., d.b.a. TECNOR dated November 3, 2015 (filed as Exhibit 2.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2016, and incorporated herein by reference)

2.2	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1	Consent and Waiver to Third Amended and Restated Credit Agreement dated as of May 6, 2019, among RigNet, Inc., as Borrower, certain subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Admirative Agent, Swingline Lender and L/C Issuer, and the lenders party thereto (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2019, and incorporated herein by reference)

10.2	Second Amendment to Third Amended and Restated Credit Agreement, dated as of June 7, 2019, among RigNet, Inc., as Borrower, the Subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party thereto. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 13, 2019, and incorporated by reference)

10.3+	RigNet, Inc. 2019 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: August 6, 2019	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)