Form 10-Q
period 2019-09-30
RigNet, Inc.
filed 2019-11-08
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

At October 31, 2019, there were outstanding 19,970,308 shares of the registrant’s Common Stock.

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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$14,267	$21,711
Restricted cash	39	41
Accounts receivable, net	61,895	67,450
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	11,589	7,138
Prepaid expenses and other current assets	6,795	6,767

Total current assets	94,585	103,107
Property, plant and equipment, net	60,283	63,585
Restricted cash	1,522	1,544
Goodwill	45,484	46,631
Intangibles, net	30,083	33,733
Right-of-use lease asset	3,891	—
Deferred tax and other assets	7,312	10,325

TOTAL ASSETS	$243,160	$258,925

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$26,624	$20,568
Accrued expenses	16,810	16,374
Current maturities of long-term debt	10,795	4,942
Income taxes payable	1,789	2,431
GX dispute accrual	750	50,765
Deferred revenue and other current liabilities	10,897	5,863

Total current liabilities	67,665	100,943
Long-term debt	103,641	72,085
Deferred revenue	180	318
Deferred tax liability	2,889	652
Right-of-use lease liability - long-term portion	3,576	—
Other liabilities	21,702	28,943

Total liabilities	199,653	202,941

Commitments and contingencies (Note 11)
Equity:
Stockholders’ equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2019 or December 31, 2018	—	—
Common stock - $0.001 par value; 190,000,000 shares authorized; 19,970,308 and 19,464,847 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	20	19
Treasury stock - 201,622 and 91,567 shares at September 30, 2019 and December 31, 2018, respectively, at cost	(2,682)	(1,270)
Additional paid-in capital	183,081	172,946
Accumulated deficit	(115,150)	(96,517)
Accumulated other comprehensive loss	(21,831)	(19,254)

Total stockholders’ equity	43,438	55,924
Non-redeemable, non-controlling interest	69	60

Total equity	43,507	55,984

TOTAL LIABILITIES AND EQUITY	$243,160	$258,925

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenue	$60,993	$64,770	$178,835	$178,610

Expenses:
Cost of revenue (excluding depreciation and amortization)	35,662	40,734	108,637	110,661
Depreciation and amortization	7,172	8,413	23,763	24,756
Change in fair value of earn-out/contingent consideration	—	(750)	1,284	2,050
Selling and marketing	2,784	2,728	9,529	9,866
General and administrative	12,377	14,666	43,305	41,098

Total expenses	57,995	65,791	186,518	188,431

Operating income (loss)	2,998	(1,021)	(7,683)	(9,821)
Other income (expense):
Interest expense	(1,784)	(807)	(4,291)	(2,773)
Other expense, net	(486)	(658)	(507)	(40)

Income (loss) before income taxes	728	(2,486)	(12,481)	(12,634)
Income tax benefit (expense)	(998)	(312)	(5,868)	11

Net loss	(270)	(2,798)	(18,349)	(12,623)
Less: Net income attributable to non-redeemable, non-controlling interest	224	49	284	109

Net loss attributable to RigNet, Inc. stockholders	$(494)	$(2,847)	$(18,633)	$(12,732)

COMPREHENSIVE LOSS
Net loss	$(270)	$(2,798)	$(18,349)	$(12,623)
Foreign currency translation	(2,913)	(3,897)	(2,577)	(4,489)

Comprehensive loss	(3,183)	(6,695)	(20,926)	(17,112)
Less: Comprehensive income attributable to non-controlling interest	224	49	284	109

Comprehensive loss attributable to RigNet, Inc. stockholders	$(3,407)	$(6,744)	$(21,210)	$(17,221)

LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(494)	$(2,847)	$(18,633)	$(12,732)

Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.02)	$(0.15)	$(0.94)	$(0.69)

Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.02)	$(0.15)	$(0.94)	$(0.69)

Weighted average shares outstanding, basic	19,970	18,905	19,777	18,566

Weighted average shares outstanding, diluted	19,970	18,905	19,777	18,566

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(18,349)	$(12,623)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	23,763	24,756
Stock-based compensation	7,132	4,368
Amortization of deferred financing costs	252	141
Deferred taxes	4,902	(117)
Change in fair value of earn-out/contingent consideration	1,284	2,050
Accretion of discount of contingent consideration payable for acquisitions	262	368
(Gain) loss on sales of property, plant and equipment, net of retirements	19	34
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	4,995	(15,428)
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	(4,536)	(1,095)
Prepaid expenses and other assets	128	(1,634)
Right-of-use lease asset	1,214	—
Accounts payable	5,355	3,986
Accrued expenses	36	(1,584)
GX Dispute payment	(50,000)	—
Deferred revenue	1,635	1,512
Right-of-use lease liability	(1,593)	—
Other liabilities	(2,444)	(1,807)
Payout of TECNOR contingent consideration - inception to date change in fair value portion	—	(1,575)

Net cash provided by (used in) operating activities	(25,945)	1,352

Cash flows from investing activities:
Acquisitions (net of cash acquired)	—	(5,405)
Capital expenditures	(16,776)	(18,791)
Proceeds from sales of property, plant and equipment	300	685

Net cash used in investing activities	(16,476)	(23,511)

Cash flows from financing activities:
Issuance of common stock upon the exercise of stock options and the vesting of restricted stock	4	967
Stock withheld to cover employee taxes on stock-based compensation	(1,412)	(1,130)
Subsidiary distributions to non-controlling interest	(275)	(157)
Payout of TECNOR contingent consideration - fair value on acquisition date portion	—	(6,425)
Proceeds from borrowings	48,500	16,750
Repayments of long-term debt	(11,413)	(3,848)
Payment of financing fees	(486)	—

Net cash provided by financing activities	34,918	6,157

Net change in cash and cash equivalents	(7,503)	(16,002)

Cash and cash equivalents including restricted cash:
Balance, January 1,	23,296	36,141
Changes in foreign currency translation	35	2,175

Balance, September 30,	$15,828	$22,314

Supplemental disclosures:
Income taxes paid	$3,881	$2,989
Interest paid	3,645	2,284
Property, plant and equipment acquired under finance leases	556	—
Non-cash investing - capital expenditures accrued	2,873	2,612
Non-cash investing and financing - issuance of common stock for the Intelie earn-out	3,000	—
Right-of-use operating lease	539	—
Non-cash investing - contingent consideration for acquisitions	—	7,600
Non-cash investing and financing - stock for acquisitions	—	11,436
Liabilities assumed in acquisitions	—	5,513

	September 30, 2019	September 30, 2018
Cash and cash equivalents	$14,267	$20,726
Restricted cash - current portion	39	42
Restricted cash - long-term portion	1,522	1,546

Cash and cash equivalents including restricted cash	$15,828	$22,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
	(dollars and shares in thousands)
Balance, June 30, 2018	19,360	$19	90	$(1,246)	$170,603	$(43,949)	$(15,398)	$110,029	$72	$110,101
Issuance of common stock upon the exercise of stock options	51	—	—	—	910	—	—	910	—	910
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the acquisition of Intelie	—	—	—	—	—	—	—	—	—	—
Stock withheld to cover employee taxes on stock-based compensation	—	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,086	—	—	1,086	—	1,086
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	(3,897)	(3,897)	—	(3,897)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(91)	(91)
Net income (loss)	—	—	—	—	—	(2,847)	—	(2,847)	49	(2,798)

Balance, September 30, 2018	19,411	$19	90	$(1,246)	$172,599	$(46,796)	$(19,295)	$105,281	$30	$105,311

Balance, June 30, 2019	19,969	$20	201	$(2,676)	$181,577	$(114,656)	$(18,918)	$45,347	$(15)	$45,332
Issuance of common stock upon the exercise of stock options	—	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	1	—	—	—	—	—	—	—	—	—
Issuance of common stock upon the Intelie earn-out	—	—	—	—	—	—	—	—	—	—
Stock withheld to cover employee taxes on stock-based compensation	—	—	1	(6)	—	—	—	(6)	—	(6)
Stock-based compensation	—	—	—	—	1,504	—	—	1,504	—	1,504
Foreign currency translation	—	—	—	—	—	—	(2,913)	(2,913)	—	(2,913)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(140)	(140)
Net income (loss)	—	—	—	—	—	(494)	—	(494)	224	(270)

Balance, September 30, 2019	19,970	$20	202	$(2,682)	$183,081	$(115,150)	$(21,831)	$43,438	$69	$43,507

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’	Non-Redeemable, Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity	Interest	Equity
	(dollars and shares in thousands)
Balance, January 1, 2018	18,233	$18	6	$(116)	$155,829	$(33,726)	$(14,806)	$107,199	$78	107,277
Issuance of common stock upon the exercise of stock options	59	—	—	—	967	—	—	967	—	967
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	330	—	—	—	—	—	—	—	—	—
Issuance of common stock for acquisitions	789	1	—	—	11,435	—	—	11,436	—	11,436
Stock withheld to cover employee taxes on stock-based compensation	—	—	84	(1,130)	—	—	—	(1,130)	—	(1,130)
Stock-based compensation	—	—	—	—	4,368	—	—	4,368	—	4,368
Cumulative effect adjustment from implementation of ASU 2016-16	—	—	—	—	—	(338)	—	(338)	—	(338)
Foreign currency translation	—	—	—	—	—	—	(4,489)	(4,489)	—	(4,489)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(157)	(157)
Net income (loss)	—	—	—	—	—	(12,732)	—	(12,732)	109	(12,623)

Balance, September 30, 2018	19,411	$19	90	$(1,246)	$172,599	$(46,796)	$(19,295)	$105,281	$30	$105,311

Balance, January 1, 2019	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the exercise of stock options	1	—	—	—	3	—	—	3	—	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	296	1	—	—	—	—	—	1	—	1
Issuance of common stock for the Intelie earn-out	208	—	—	—	3,000	—	—	3,000	—	3,000
Stock withheld to cover employee taxes on stock-based compensation	—	—	110	(1,412)	—	—	—	(1,412)	—	(1,412)
Stock-based compensation	—	—	—	—	7,132	—	—	7,132	—	7,132
Foreign currency translation	—	—	—	—	—	—	(2,577)	(2,577)	—	(2,577)
Non-controlling owner distributions	—	—	—	—	—	—	—	—	(275)	(275)
Net income (loss)	—	—	—	—	—	(18,633)	—	(18,633)	284	(18,349)

Balance, September 30, 2019	19,970	$20	202	$(2,682)	$183,081	$(115,150)	$(21,831)	$43,438	$69	$43,507

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of September 30, 2019 and December 31, 2018, the amount of CIEB related to Systems Integration projects was $11.6 million and $7.1 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid within a one-year period. As of September 30, 2019 and December 31, 2018, $1.2 million and none, respectively, of amounts billed to customers in excess of revenue recognized to date were classified as a current liability, under deferred revenue and other current liabilities.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue were included in CIEB as of September 30, 2019 and December 31, 2018. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of September 30, 2019, we have backlog for our percentage of completion projects of $35.9 million, which will be recognized over the remaining contract term for each contract. Percentage of completion contract terms are typically one to three years.

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

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-02, Leases. This ASU is effective for annual reporting periods beginning after December 15, 2018. This ASU introduces a new lessee model that generally brings leases on to the balance sheet. The Company adopted this ASU as of the first quarter 2019, and it required right-of-use liabilities on the consolidated balance sheet of $6.5 million as of March 31, 2019, of which $5.8 million were long-term and $0.7 million were current, with no related impact on the Company’s Condensed Consolidated Statement of Equity or Comprehensive Loss. The Company elected the package of practical expedients permitted under the transition guidance within the new standard which, among other things, allows companies to carry forward their historical lease classification and to not record leases with an initial term of less than 12 months. The Company has used the optional transition method permitted under Accounting Standards Update No. 2018-11 (ASU 2018-11). Accordingly, prior year amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The Company’s credit agreement excludes the impact of ASU 2016-02.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), which measures credit losses on most financial assets and certain other instruments that are not measured at fair value through net income. The update amends the impairment model to utilize a current expected credit loss (CECL) methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the potential impact of this guidance on its consolidated financial statements and will adopt the guidance effective January 1, 2020.

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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of September 30, 2019, the fair value of the earn-out was $7.9 million with $4.4 million in deferred revenue and other current liabilities and $3.5 million in other long-term liabilities. During the nine months ended September 30, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.2 million with corresponding increases to other liabilities. Portions of the earn-out are payable in RigNet stock on the first, second and third anniversary of the closing of the acquisition based on certain post-closing performance targets under the acquisition agreement. On April 29, 2019, the agreement was amended to clarify the calculation of certain contingent consideration, but did not change the amount or form of consideration that could be paid pursuant to the purchase agreement. In May 2019, the Company issued 208,356 shares of its common stock, with an aggregate value of $3.0 million, as payment for the portion of the earn-out earned as of the first anniversary of the closing of the acquisition.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
	(in thousands, except per share amounts)
Revenue	$64,770	$183,067
Expenses	67,568	195,161

Net loss	$(2,798)	$(12,094)

Net loss attributable to RigNet, Inc. common stockholders	$(2,847)	$(12,203)

Net loss per share attributable to RigNet, Inc. common stockholders:
Basic	$(0.15)	$(0.66)

Diluted	$(0.15)	$(0.66)

The Company incurred acquisition-related costs of $0.1 million and $0.9 million in the three months ended September 30, 2019 and 2018, respectively, and $0.5 million and $2.1 million in the nine months ended September 30, 2019 and 2018, respectively, reported in general and administrative costs.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit and Customer Concentration Risk

Credit risk, with respect to accounts receivable, is due to the limited number of customers concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The Company provides an allowance for doubtful accounts which is adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations or as a result of changes in the overall aging of accounts receivable. Although no one customer comprised over 10% of our revenue for the nine months ended September 30, 2019, our top 5 customers generated 24.7% of the Company’s revenue for the nine months ended September 30, 2019.

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

The Company performs its annual impairment test as of July 31st of each year. In connection with the July 31, 2019 impairment test, the most recent annual test performed prior to September 30, 2019, the fair values of the Company’s reporting units were in excess of their carrying values and no impairment was noted.

MCS had $21.9 million of goodwill as of September 30, 2019, and fair value exceeded carrying value by 16.1% as of the July 31, 2019 annual impairment test. Apps & IoT had $22.2 million of goodwill as of September 30, 2019, and fair value exceeded carrying value by 155.7% as of the July 31, 2019 annual impairment test. Systems Integration had $1.4 million of goodwill as of September 30, 2019, and fair value exceeded carrying value by 29.2% as of the July 31, 2019 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test. While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

No impairment indicators have been identified in any reporting unit as of September 30, 2019.

As of September 30, 2019 and December 31, 2018, goodwill was $45.5 million and $46.6 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, increases with acquisitions, and decreases in the event an impairment is recognized.

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

No impairment indicators have been identified as of September 30, 2019.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2019 and December 31, 2018, intangibles were $30.1 million and $33.7 million, respectively. During the three months ended September 30, 2019 and 2018, the Company recognized amortization expense of $2.0 million and $2.6 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company recognized amortization expense of $6.9 million and $7.2 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2019 and the following years (in thousands):

2019	1,651
2020	6,544
2021	6,137
2022	5,857
2023	5,213
Thereafter	4,681

$30,083

Note 5 – Restricted Cash

As of September 30, 2019, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. As of December 31, 2018, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the MCS segment (see Note 6 – Long-Term Debt).

Note 6 – Long-Term Debt

As of September 30, 2019 and December 31, 2018, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2019	2018
	(in thousands)
Term Loan	$6,250	$10,000
Term-Out Loan	27,000	—
Revolving credit facility (RCF)	81,150	67,150
Unamortized deferred financing costs	(548)	(315)
Finance lease	584	192

	114,436	77,027
Less: Current maturities of long-term debt	(10,629)	(4,831)
Current maturities of finance lease	(166)	(111)

	$103,641	$72,085

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

The Credit Agreement required a $45.0 million reserve (Specified Reserve) under the RCF that was released and made available for borrowing for payment of the GX Dispute settlement. The RCF contains a sub-limit of up to $25.0 million for commercial and stand- by letters of credit and performance bonds issued by the parties under the Credit Agreement. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Credit Agreement, the Term Loan, Term-Out Loan and the RCF bear interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.00% based on a consolidated leverage ratio defined in the Credit Agreement. Interest on the Term Loan, Term-Out Loan and RCF is payable monthly. Principal installments of $1.25 million and $1.5 million under the Term Loan and Term-Out Loan, respectively, are due quarterly. The weighted average interest rate for the three months ended September 30, 2019 and 2018 were 5.3% and 4.9%, respectively. The weighted average interest rate for the nine months ended September 30, 2019 and 2018 were 5.3% and 4.7%, respectively, with an interest rate of 5.0% at September 30, 2019.

Term Loan

As of September 30, 2019, the Term Loan had an outstanding principal balance of $6.3 million, excluding the impact of unamortized deferred financing costs.

Term-Out Loan

As of September 30, 2019, the Term-Out Loan had an outstanding principal balance of $27.0 million.

RCF

As of September 30, 2019, $81.2 million in draws remain outstanding under the RCF. During the nine months ended September 30, 2019, the Company borrowed $43.0 million under the RCF in connection with the $45.0 million of GX Dispute settlement payments.

Covenants and Restrictions

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 2.75 to 1.00. The consolidated leverage ratio increased to 3.25 to 1.00 for the four quarters starting in the 2nd quarter of 2019. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

In April 2019, the Company determined that in periods beginning at least as early as March 31, 2014, it had incurred and not appropriately included certain surety bonds or other similar instruments in its consolidated leverage ratio calculation as defined by the Credit Agreement. As a result, on May 6, 2019, the Company entered into a Consent and Waiver (Consent) to the Credit Agreement with the financial institutions party thereto under which the Company is permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness (as defined in the credit agreement). In addition, the Consent waived all specified violations for all prior periods.

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

We believe we have accurately calculated and reported our required debt covenant calculations for the September 30, 2019 reporting period and are in compliance with the required covenant ratios.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds, Surety Bonds and Other Similar Instruments

As of September 30, 2019, there were $6.3 million of performance bonds, surety bonds and similar instruments outstanding of which $1.7 million is issued by the parties under the Credit Agreement. As of September 30, 2019, there were $0.1 million outstanding standby letters of credit and bank guarantees.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2019 and the following years (in thousands):

2019	2,791
2020	10,814
2021	100,676
2022	116
2023	39

Total debt, including current maturities	$114,436

Note 7 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).

•	Restricted Cash — Reported amounts approximate fair value.

•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.

•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.

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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of September 30, 2019, the fair value of the earn-out was $7.9 million with $4.4 million in deferred revenue and other current liabilities and $3.5 million in other long-term liabilities. During the three and nine months ended September 30, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million, and $0.2 million, respectively, with corresponding increases to other liabilities. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million, and $0.1 million, respectively. During the three and nine months ended September 30, 2019, RigNet recognized an increase in the fair value of the earn-out of none and $1.3 million, respectively. The earn-out is payable in RigNet stock in portions on the first, second and third anniversary of the March 23, 2018 closing of the acquisition based on certain post-closing performance targets under the acquisition agreement. In May 2019, the Company issued 208,356 shares of its common stock, with an aggregate value of $3.0 million, as payment for the portion of the earn-out earned as of the first anniversary of the closing of the acquisition.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of September 30, 2019, the fair value of the contingent consideration was $3.5 million, of which $0.3 million is in other current liabilities and $3.2 million is in other long-term liabilities. During the three and nine months ended September 30, 2019, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million, and $0.1 million, respectively, with corresponding increases to other liabilities. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million, and $0.1 million, respectively.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The earn-out for Orgtec S.A.P.I. de C.V., d.b.a. TECNOR (TECNOR), acquired in February 2016, was measured at fair value, based on level 3 inputs, with any change to fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss in each reporting period. The fair value of the earn-out of $8.0 million was paid in July 2018. During the three and nine months ended September 30, 2018, RigNet recognized accreted interest expense on the TECNOR earn-out liability of $0.1 million with corresponding increases to other liabilities. During the three months ended September 30, 2018, RigNet recognized a decrease in the fair value of the earn-out of $0.8 million. During the nine months ended September 30, 2018, RigNet recognized an increase in the fair value of the earn-out of $2.1 million.

Note 8 – Income Taxes

The Company’s effective income tax rate was 137.1% and (47.0%) for the three and nine months ended September 30, 2019, respectively. The Company’s effective income tax rate was (12.6)% and 0.1% for the three and nine months ended September 30, 2018, respectively. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The IRS finalized the audit of the Company’s 2016 income tax return. There were no assessments or material impact to the Company’s Consolidated Financial Statements.

The Company received a notice informing us of an audit of the Company’s 2016-2017 income tax returns in Singapore. It is unclear if the audit and the appeals process, if necessary, will be completed within the next twelve months. The Company is in the early stages of the audit and is unable to quantify any potential settlement or outcome of the audit at this time.

The Company believes that it is reasonably possible that a decrease of up to $2.8 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 9 – Stock-Based Compensation

During the nine months ended September 30, 2019, the Company granted a total of 601,122 stock-based awards to certain officers and employees of the Company under the 2010 Omnibus Incentive Plan (2010 Plan). Of these, the Company granted the following stock-based awards associated with the long term incentive plan (LTIP): (i) 190,588 restricted stock units (RSUs) to certain officers and employees that generally vest over a three year period of continued employment, with 33% of the RSUs vesting on each of the first three anniversaries of the grant date, (ii) 30,648 RSUs to certain officers and employees that generally vest over a four year period of continued employment, with 25% of the RSUs vesting on each of the first four anniversaries of the grant date, (iii) 60,361 performance share units (PSUs) to certain officers and employees that generally cliff vest on the third anniversary of the grant date and are subject to continued employment and certain performance based targets and (iv) 86,772 RSUs to outside directors that vest in 2020. The ultimate number of PSUs issued is based on a multiple determined by certain performance-based targets. The fair value of RSUs and PSUs is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

Additionally, the Company granted 232,753 unrestricted stock grants associated with payment of the Company’s 2018 short term incentive plan to certain officers and employees that vested immediately.

During the nine months ended September 30, 2019, the Company also granted 28,923 options to purchase our common stock with an exercise price of $15.06 to certain officers and employees of the Company as part of the LTIP under the 2010 Plan. Options granted have a contractual term of seven years and vest over a three-year period of continued employment, with 33% of the options vesting on each of the first three anniversaries of the grant date.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the nine months ended September 30, 2019, were as follows:

Nine Months Ended September 30,
2019
Expected volatility	49%
Expected term (in years)	7
Risk-free interest rate	2.5%
Dividend yield	—

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2019 was $7.94 per option.

During the nine months ended September 30, 2019, 30,288 RSUs and 19,826 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and nine months ended September 30, 2019 was $1.5 million and $7.1 million, respectively. Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and nine months ended September 30, 2018 was $1.1 million and $4.4 million, respectively. As of September 30, 2019, there was $4.3 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 1.6 years.

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

For the three and nine months ended September 30, 2019, there were approximately 1,167,910 and 2,195,304 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because to include them would have been anti-dilutive.

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

In June 2019, the Company announced that it reached a settlement with Inmarsat that concludes the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. The Company had an accrued liability of $0.8 million as of September 30, 2019.

The Company incurred credits of $(0.4) million and cost of $3.9 million in GX Dispute Phase II legal costs for the three and nine months ended September 30, 2019, respectively. The Company incurred legal expenses of $0.7 million and $2.1 million in connection with the GX Dispute for the three and nine months ended September 30, 2018, respectively.

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

Operating Leases

The Company adopted the new lease accounting standard effective with the first quarter of 2019 and has used the optional transition method permitted under ASU 2018-11. Accordingly, prior year amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting.

The Company’s leasing activities primarily consist of leases of real-estate including office space under lease agreements expiring on various dates through 2025. For the three months and nine months ended September 30, 2019, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.6 million and $1.9 million, respectively. For the three months and nine months ended September 30, 2018, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7 million and $2.1 million, respectively.

As of September 30, 2019, future undiscounted minimum lease obligation maturities for the remainder of 2019 and future years were as follows (in thousands):

2019	$524
2020	1,664
2021	1,005
2022	844
2023	802
Thereafter	1,269

Total lease payments	$6,108

Less present value discount	(570)

Amounts recognized in Balance Sheet	$5,538

Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	1,962
Right-of-use lease liability - long-term portion	3,576

Total right to use lease liability	$5,538

Operating lease right-of-use assets for leases were $3.9 million as of September 30, 2019.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.3%. The weighted-average remaining lease term as of September 30, 2019 was 4.4 years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, future undiscounted minimum lease obligation maturities for 2019 and future years were as follows (in thousands):

2019	1,822
2020	1,115
2021	780
2022	692
2023	659
Thereafter	1,044

$6,112

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2019, the Company had the following commercial commitments related to satellite and network services for the remainder of 2019 and the future years thereafter (in thousands):

2019	5,795
2020	16,474
2021	8,832
2022	3,932

$35,033

Note 12 – Segment Information

Segment information is prepared consistent with the components of the enterprise for which separate financial information is available and regularly evaluated by the chief operating decision-maker for the purpose of allocating resources and assessing performance. During the fourth quarter of 2018, the Managed Services segment was renamed Managed Communications Services (MCS).

RigNet considers its business to consist of the following segments:

•

Managed Communications Services (MCS). The MCS segment provides remote communications, telephony and technology services for offshore and onshore drilling rigs and production facilities, support vessels, and other remote sites.

•

Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the network layer including Software as a Service (SaaS) offerings such as a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE), Cyphre Encryption, Enhanced Cybersecurity Services (ECS), edge computing solution services that assist customers with collecting and standardizing the complex data produced by edge devices (LIVE-IT), applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), and certain other value-added services such as Adaptive Video Intelligence (AVI). This segment also includes the private machine-to-machine IoT data networks including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines.

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

The Company’s business segment information as of and for the three and nine months ended September 30, 2019 and 2018, is presented below.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30, 2019
	Managed Communication Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$42,055	$9,265	$9,673	$—	$60,993
Cost of revenue (excluding depreciation and amortization)	24,156	4,091	7,415	—	35,662
Depreciation and amortization	5,037	1,218	155	762	7,172
Change in fair value of earn-out/contingent consideration	—	—	—	—	—
Selling, general and administrative	3,303	1,599	464	9,795	15,161

Operating income (loss)	$9,559	$2,357	$1,639	$(10,557)	$2,998

Capital expenditures	4,818	720	—	326	5,864

	Three Months Ended September 30, 2018
	Managed Communication Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$44,943	$7,463	$12,364	$—	$64,770
Cost of revenue (excluding depreciation and amortization)	27,930	3,677	9,127	—	40,734
Depreciation and amortization	5,641	1,661	605	506	8,413
Change in fair value of earn-out/contingent consideration	—	—	—	(750)	(750)
Selling, general and administrative	3,779	520	380	12,715	17,394

Operating income (loss)	$7,593	$1,605	$2,252	$(12,471)	$(1,021)

Capital expenditures	6,413	109	—	—	6,522

	Nine Months Ended September 30, 2019
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$125,593	$25,285	$27,957	$—	$178,835
Cost of revenue (excluding depreciation and amortization)	76,160	12,975	19,502	—	108,637
Depreciation and amortization	16,360	3,675	1,456	2,272	23,763
Change in fair value of earn-out/contingent consideration	—	—	—	1,284	1,284
Selling, general and administrative	10,446	2,999	2,158	37,231	52,834

Operating income (loss)	$22,627	$5,636	$4,841	$(40,787)	$(7,683)

Total assets	154,268	42,886	26,782	19,224	243,160
Capital expenditures	15,143	1,556	—	827	17,526

	Nine Months Ended September 30, 2018
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$128,705	$19,375	$30,530	$—	$178,610
Cost of revenue (excluding depreciation and amortization)	78,982	9,927	21,752	—	110,661
Depreciation and amortization	17,012	3,344	1,922	2,478	24,756
Change in fair value of earn-out/contingent consideration	—	—	—	2,050	2,050
Selling, general and administrative	13,017	1,304	1,260	35,383	50,964

Operating income (loss)	$19,694	$4,800	$5,596	$(39,911)	$(9,821)

Total assets	165,532	47,694	23,609	14,403	251,238
Capital expenditures	18,709	377	—	645	19,731

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2019 and 2018. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are monitored to ensure location of service information is properly reflected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Domestic	$27,360	$18,876	$80,868	$52,510
International	33,633	45,894	97,967	126,100

Total	$60,993	$64,770	$178,835	$178,610

The following table presents goodwill, right-of-use lease assets and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of September 30, 2019 and December 31, 2018.

	September 30,	December 31,
	2019	2018
	(in thousands)
Domestic	$76,575	$73,615
International	63,166	70,334

Total	$139,741	$143,949

Note 13 – Related Party Transactions

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by Kohlberg Kravis Roberts & Co. L.P. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company will sell Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the three and nine months ended September 30, 2019, the Company purchased $0.1 million and $0.1 million, respectively, from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as its chairman of its board one of our board members. In the three and nine months ended September 30, 2019, the Company purchased $0.2 million and $0.8 million, respectively, from Vissim AS in the ordinary course of business.

Note 14 – Restructuring Costs – Cost Reduction Plans

During the nine months ended September 30, 2019, the Company incurred a net pre-tax restructuring expense of $0.7 million reported as general and administrative expense, of which $0.2 million was incurred in the three months ended September 30, 2019 related to consolidating three separate legacy facilities into our new office in Lafayette, Louisiana and $0.5 million was incurred in the first quarter of 2019 associated with the reduction of 25 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2018. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this quarterly report. See “Forward-Looking Statements” below.

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

•

Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the network layer including Software as a Service (SaaS) offerings such as a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE), Cyphre Encryption, Enhanced Cybersecurity Services (ECS), edge computing solution services that assist customers with collecting and standardizing the complex data produced by edge devices (LIVE-IT), applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), and certain other value-added services such as Adaptive Video Intelligence (AVI). This segment also includes the private machine-to-machine IoT data networks including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines.

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

Recent Developments

On June 24, 2019, we announced that we reached a settlement with Inmarsat that concludes the GX Dispute. Pursuant to the settlement we paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. We have an accrued liability of $0.8 million as of September 30, 2019. As previously disclosed, Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. We incurred a credit of $0.4 million and cost of $3.9 million in GX Dispute Phase II costs for the three and nine months ended September 30, 2019, respectively. We incurred legal expenses of $0.7 million and $2.1 million in connection with the GX Dispute for the three and nine months ended September 30, 2018, respectively.

As of September 30, 2019, we have backlog for our percentage of completion projects of $35.9 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve remain challenged into 2019, particularly offshore. The oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower costs from service providers and drilling contractors. The average price of Brent crude, a key indicator of activity for the oil and gas industry, was $64.65 per barrel for the nine months ending September 30, 2019 compared to an average of $72.17 for the nine months ending September 30, 2018. Brent crude spot prices increased in the first three quarters of 2018 and peaked at $86.07 on October 4, 2018. From the October 4, 2018 high, Brent crude oil prices decreased over 40.0% in the fourth quarter of 2018. In the first half of 2019, Brent crude oil prices recovered to the $70 per barrel range and have then declined in the second half of 2019 to the $60 per barrel range. Certain analysts are not presently predicting meaningful increases in offshore drilling rig utilization for the remainder of 2019, but are predicting more meaningful improvements in utilization and day rates in 2020 or 2021. As a result, we believe drilling contractors are cautiously optimistic about a gradual demand recovery. The offshore drilling contracting environment remains challenged, with major offshore drilling contractors having experienced significant pressure on day rates, which in turn has had a negative impact on the rates we are able to charge customers. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve.

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

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$60,993	$64,770	$178,835	$178,610

Expenses:
Cost of revenue (excluding depreciation and amortization)	35,662	40,734	108,637	110,661
Depreciation and amortization	7,172	8,413	23,763	24,756
Change in fair value of earn-out/contingent consideration	—	(750)	1,284	2,050
Selling and marketing	2,784	2,728	9,529	9,866
General and administrative	12,377	14,666	43,305	41,098

Total expenses	57,995	65,791	186,518	188,431

Operating income (loss)	2,998	(1,021)	(7,683)	(9,821)
Other expense, net	(2,270)	(1,465)	(4,798)	(2,813)

Income (loss) before income taxes	728	(2,486)	(12,481)	(12,634)
Income tax benefit (expense)	(998)	(312)	(5,868)	11

Net loss	(270)	(2,798)	(18,349)	(12,623)
Less: Net income attributable to non-controlling interest	224	49	284	109

Net loss attributable to RigNet, Inc. stockholders	$(494)	$(2,847)	$(18,633)	$(12,732)

Other Non-GAAP Data:
Adjusted EBITDA	$11,010	$8,730	$29,171	$24,247

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Managed Communications Services:
Revenue	$42,055	$44,943	$125,593	$128,705
Cost of revenue (excluding depreciation and amortization)	24,156	27,930	76,160	78,982
Depreciation and amortization	5,037	5,641	16,360	17,012
Selling, general and administrative	3,303	3,779	10,446	13,017

Managed Communication Services operating income	$9,559	$7,593	$22,627	$19,694

Applications and Internet-of-Things:
Revenue	$9,265	$7,463	$25,285	$19,375
Cost of revenue (excluding depreciation and amortization)	4,091	3,677	12,975	9,927
Depreciation and amortization	1,218	1,661	3,675	3,344
Selling, general and administrative	1,599	520	2,999	1,304

Applications & Internet-of-Things operating income	$2,357	$1,605	$5,636	$4,800

Systems Integration:
Revenue	$9,673	$12,364	$27,957	$30,530
Cost of revenue (excluding depreciation and amortization)	7,415	9,127	19,502	21,752
Depreciation and amortization	155	605	1,456	1,922
Selling, general and administrative	464	380	2,158	1,260

Systems Integration and Automation operating income	$1,639	$2,252	$4,841	$5,596

NOTE: Consolidated balances include the segments above along with corporate activities and intercompany eliminations.

Three Months Ended September 30, 2019 and 2018

Revenue. Revenue decreased by $3.8 million, or 5.8%, to $61.0 million for the three months ended September 30, 2019 from $64.8 million for the three months ended September 30, 2018. Revenue for the Apps & IoT segment increased $1.8 million, or 24.1%, due to our focus on growth of the application layer and IoT space, which was offset by a $2.9 million decrease in MCS segment revenue and a $2.7 million decrease in Systems Integration revenue.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $5.1 million, or 12.5%, to $35.7 million for the three months ended September 30, 2019 from $40.7 million for the three months ended September 30, 2018. This decrease was due to cost reductions and lower variable costs on lower revenues. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $3.8 million. Cost of revenue (excluding depreciation and amortization) decreased in the Systems Integration segment by $1.7 million. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $0.4 million as we continue our strategy to grow our application layer and IoT space, including Intelie.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.2 million to $7.2 million for the three months ended September 30, 2019 from $8.4 million for the three months ended September 30, 2018. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures.

Selling and Marketing. Selling and marketing expense increased $0.1 million to $2.8 million for the three months ended September 30, 2019 from $2.7 million for the three months ended September 30, 2018.

General and Administrative. General and administrative expenses decreased by $2.3 million to $12.4 million for the three months ended September 30, 2019 from $14.7 million for the three months ended September 30, 2018. General and administrative costs decreased due to reduced legal cost attributable to settlement of the GX Dispute during the second quarter of 2019 and other cost reductions.

Income Tax Expense. Our effective income tax rates were 137.1% and (12.6%) for the three months ended September 30, 2019 and 2018, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Nine months Ended September 30, 2019 and 2018

Revenue. Revenue increased by $0.2 million, or 0.1%, to $178.8 million for the nine months ended September 30, 2019 from $178.6 million for the nine months ended September 30, 2018, driven by growth in the Apps & IoT segment. Revenue for the Apps & IoT segment increased $5.9 million, or 30.5%, due to our focus on growth of the application layer and IoT space. Revenue for the Systems Integration segment decreased $2.6 million, or 8.4%. Revenue for the MCS segment decreased $3.1 million, or 2.4%.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $2.0 million, or 1.8%, to $108.6 million for the nine months ended September 30, 2019 from $110.7 million for the nine months ended September 30, 2018. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $2.8 million from cost reductions. Cost of revenue (excluding depreciation and amortization) decreased in the Systems Integration segment by $2.3 million. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $3.0 million as we continue our strategy to grow our application layer and IoT space, including Intelie.

Depreciation and Amortization. Depreciation and amortization expense decreased by $1.0 million to $23.8 million for the nine months ended September 30, 2019 from $24.8 million for the nine months ended September 30, 2018. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures.

Selling and Marketing. Selling and marketing expense decreased $0.3 million to $9.5 million for the nine months ended September 30, 2019 from $9.9 million for the nine months ended September 30, 2018.

General and Administrative. General and administrative expenses increased by $2.2 million to $43.3 million for the nine months ended September 30, 2019 from $41.1 million for the nine months ended September 30, 2018. General and administrative costs increased primarily due to increased stock-based compensation and increased GX Dispute legal expenses.

Income Tax Expense. Our effective income tax rates were (47.0%) and 0.1% for the nine months ended September 30, 2019 and 2018, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2019, we had working capital, including cash and cash equivalents, of $26.9 million.

Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future. We may also use a portion of our available cash to pay down outstanding debt.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents on hand and availability under our Credit Agreement.

While we believe we have sufficient liquidity and capital resources to meet our current operating requirements and our growth plans, we may elect to pursue expansion opportunities within the next year which could require additional financing, either debt or equity.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$23,296	$36,141
GX Dispute payment	(50,000)	—
Remaining net cash provided by operating activities	24,055	1,352

Net cash provided by (used in) operating activities	(25,945)	1,352

Net cash used in investing activities	(16,476)	(23,511)
Net cash provided by financing activities	34,918	6,157
Changes in foreign currency translation	35	2,175

Cash and cash equivalents including restricted cash, September 30,	$15,828	$22,314

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our Credit Agreement and additional financing activities we may pursue, which may include debt or equity offerings.

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2019 and 2018, 91.9% and 91.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash used in operating activities was $25.9 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $1.4 million for the nine months ended September 30, 2018. The decrease in cash from operating activities of $27.3 million was primarily due to payment of $50.0 million towards the GX Dispute settlement, partially offset by the timing of collecting receivables and paying our accounts payable.

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

Investing Activities

Net cash used in investing activities was $16.5 million and $23.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Net cash used in investing activities during the nine months ended September 30, 2019 and 2018 included $16.8 million and $18.8 million of capital expenditures, respectively. Net cash used in investing activities during the nine months ended September 30, 2018 included $5.4 million for acquisitions.

Financing Activities

Net cash provided by financing activities was $34.9 million for the nine months ended September 30, 2019. Cash provided by financing activities for the nine months ended September 30, 2019 included $48.5 million in proceeds from borrowings, partially offset by $11.4 million in principal payments on our long-term debt, $1.4 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the consents, waiver and amendment to the Credit Agreement.

Net cash provided by financing activities was $6.2 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2018 included $16.8 million in proceeds from borrowings and $3.8 million in principal payments on our long-term debt. Additionally, we paid the $8.0 million TECNOR earnout in July 2018, of which $6.4 million was in cash flows from financing activities and $1.6 million was in cash flows from operating activities.

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

The weighted average interest rate for the three months ended September 30, 2019 and 2018 were 5.3% and 4.9%, respectively. The weighted average interest rate for the nine months ended September 30, 2019 and 2018 were 5.3% and 4.7%, respectively, with an interest rate of 5.0% at September 30, 2019. As of September 30, 2019, the outstanding principal amounts were $6.3 million for the Term Loan, $27.0 million for the Term-Out Loan and $81.2 million for the RCF.

The Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 2.75 to 1.00. The consolidated leverage ratio increased to 3.25 to 1.00 for the four quarters starting in the 2nd quarter of 2019. The consolidated leverage ratio then decreases to 3.00 to 1.00 for three quarters, and then decreases to 2.75 to 1.00 for all remaining quarters. If any default occurs related to these covenants that was not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all our assets.

In April 2019, we determined that in periods beginning at least as early as March 31, 2014, we had incurred and not appropriately included certain surety bonds or other similar instruments in our consolidated leverage ratio calculation as defined by the credit agreement. As a result, on May 6, 2019, we entered into a Consent and Waiver (Consent) to the Credit Agreement with the financial institutions party thereto under which we are permitted to exclude certain incurred surety bonds and other similar instruments from the calculation of Consolidated Funded Indebtedness, as defined in the credit agreement, for the period ended September 30, 2019. In addition, the Consent waived all specified violations for all prior periods. On June 7, 2019, the Company entered into a second amendment to the Credit Agreement (Second Amendment), which (i) permits the Company to exclude up to $5.0 million in legal and related costs for the GX Dispute from the calculation of Consolidated EBITDA, (ii) permits the Company to exclude from the calculation of Consolidated Funded Indebtedness up to $30.0 million of undrawn surety bonds and (iii) revises the threshold of proceeds from asset dispositions above which the Company must prepay on the Term Out Loan to $5.0 million. Consolidated EBITDA and Consolidated Funded Indebtedness are non-GAAP metrics defined in the Credit Agreement.

We believe we have accurately calculated and reported our required debt covenant calculations for the September 30, 2019 reporting period and are in compliance with the required covenant ratios. We expect to remain in compliance with our required debt covenant calculations for the foreseeable future, however, in the event that there are changes in economic conditions we can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, or any combination of these alternatives if needed to remain in compliance with such covenants.

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

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net loss	$(270)	$(2,798)	$(18,349)	$(12,623)
Interest expense	1,784	807	4,291	2,773
Depreciation and amortization	7,172	8,413	23,763	24,756
Loss on sales of property, plant and equipment, net of retirements	8	66	19	34
Stock-based compensation	1,504	1,086	7,132	4,368
Restructuring	158	664	731	664
Change in fair value of earn-out/contingent consideration	—	(750)	1,284	2,050
Executive departure costs	—	—	—	161
Acquisition costs	76	930	486	2,075
GX dispute Phase II costs	(420)	—	3,946	—
Income tax expense (benefit)	998	312	5,868	(11)

Adjusted EBITDA (non-GAAP measure)	$11,010	$8,730	$29,171	$24,247

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

Adjusted EBITDA increased by $2.3 million to $11.0 million for the three months ended September 30, 2019, from $8.7 million for the three months ended September 30, 2018. Adjusted EBITDA increased by $4.9 million to $29.2 million for the nine months ended September 30, 2019, from $24.2 million for the nine months ended September 30, 2018.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2019 and 2018, 8.1% and 8.6%, respectively, of our revenues were earned in non-U.S. currencies. At September 30, 2019 and 2018, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt at September 30, 2019 and December 31, 2018, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2019	2018
	(in thousands)
Effect on Net Income (Loss) and Equity - Increase/Decrease:
1% Decrease/increase in rate	$1,144	$770
2% Decrease/increase in rate	$2,289	$1,541
3% Decrease/increase in rate	$3,433	$2,311

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting all consolidated entities.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In June 2019, the Company announced that it reached a settlement with Inmarsat that concludes the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. The Company has an accrued liability of $0.8 million as of September 30, 2019.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required to be filed with this Quarterly Report on Form 10-Q are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

INDEX TO EXHIBITS

2.1	Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1	Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2	Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 8, 2019	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)