Form 10-Q
period 2020-03-31
RigNet, Inc.
filed 2020-05-11
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 001-35003

RigNet, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0677208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15115 Park Row Blvd, Suite 300 Houston, Texas	77084-4947
(Address of principal executive offices)	(Zip Code)

(281) 674-0100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	RNET	NASDAQ Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

At April 30, 2020, there were outstanding 20,455,615 shares of the registrant’s Common Stock.

Glossary

The table below sets forth a number of terms commonly used in our current and periodic reports filed with the Securities and Exchange Commission and is provided as a reference for the readers of our filings.

Adjusted EBITDA

A non-GAAP measure. Net loss plus (minus) interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation expense, acquisition costs, executive departure costs, restructuring charges, the GX Dispute, the GX Dispute Phase II costs and non-recurring items. A reconciliation of Adjusted EBITDA to Net loss can be found in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

AI	Artificial Intelligence
Apps	Applications
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVI	Adaptive Video Intelligence
B2B	Business to Business
BOP	Blow-Out Preventer
CIEB	Costs and Estimated Earnings in Excess of Billings on uncompleted contracts
Credit Agreement

Third Amendment and Joinder to the Third Amended and Restated Credit Agreement dated as of February 21, 2020 among RigNet, Inc. as Borrower, the Subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A. as Administrative Agent, Swingline Lender and L/C Issuer, BBVA Compass, as Syndication Agent, the Lenders party hereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as Sole Lead Arranger and Sole Bookrunner, as amended.

Consolidated Leverage Ratio

The ratio, as of any given date, of Consolidated Funded Indebtedness to Consolidated EBITDA for the most recently completed Measurement Period (as each such capitalized term is defined in the Credit Agreement)

COVID-19	Coronavirus
Cyphre®	Cyphre Security Solutions, LLC, acquired in 2017, provides cybersecurity solutions with advanced enterprise data protection
ECS	Enhanced Cyber Security
EPC	Engineering, Procurement and Construction
Exchange Act	The United States Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally Accepted Accounting Principles in the United States
GX	Inmarsat plc’s Global Express satellite bandwidth service
GX Dispute

Inmarsat, a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years. This arbitration and related developments are collectively referred to as the GX Dispute.

GX Dispute Phase II

The portion of the GX Dispute arbitration which was to address RigNet’s counterclaims against Inmarsat on a variety of subjects, as well as Inmarsat’s additional claims and for interest and attorneys’ fees.

Intelie	Intelie soluções em Informática SA, acquired in 2018, provides machine learning and real-time predictive analytics
IoT	Internet-of-Things
LIBOR	London Interbank Offered Rate

LTE	A 4G and 5G technology, Long Term Evolution
MCS	Managed Communications Services
NASDAQ	NASDAQ Global Select Market, where RigNet’s common shares are listed for trading
Nessco	Nessco Group Holdings LTD, acquired in 2012, provides Systems Integration solutions
NOC	Network Operations Center
OPEC	Organization of Petroleum Exporting Countries
PLC	Programmable Logic Controller
SaaS	Software as a Service
SAB	Staff Accounting Bulletin
SCADA	Supervisory Control and Data Acquisition
SEC	The United States Securities and Exchange Commission
SI	Systems Integration
TECNOR	Orgtec S.A.P.I. de C.V., d.b.a. TECNOR, acquired in March 2016, increases solutions offerings in Mexico
The Tax Act	The Tax Cuts and Jobs Act of 2017

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2020	2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$13,614	$12,941
Restricted cash	40	42
Accounts receivable, net	63,529	67,059
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	15,848	13,275
Prepaid expenses and other current assets	6,046	6,500
Total current assets	99,077	99,817
Property, plant and equipment, net	57,297	60,118
Restricted cash	1,523	1,522
Goodwill	20,464	46,792
Intangibles, net	26,871	30,145
Right-of-use lease asset	6,660	6,829
Deferred tax and other assets	5,702	5,757
TOTAL ASSETS	$217,594	$250,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,252	$28,517
Accrued expenses	17,635	16,660
Current maturities of long-term debt	8,747	10,793
Income taxes payable	2,420	2,649
GX dispute accrual	750	750
Deferred revenue and other current liabilities	11,966	11,173
Total current liabilities	64,770	70,542
Long-term debt	105,087	96,934
Deferred revenue	853	855
Deferred tax liability	2,034	2,672
Right-of-use lease liability - long-term portion	6,166	6,329
Other liabilities	22,614	26,771
Total liabilities	201,524	204,103
Commitments and contingencies (Note 11)
Equity:
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at March 31, 2020 and December 31, 2019	-	-
Common stock - $0.001 par value; 190,000,000 shares authorized; 20,454,705 and 19,979,284 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	20	20
Treasury stock - 432,432 and 203,756 shares at March 31, 2020 and December 31, 2019, respectively, at cost	(3,271)	(2,693)
Additional paid-in capital	188,425	184,571
Accumulated deficit	(142,514)	(115,673)
Accumulated other comprehensive loss	(26,659)	(19,502)
Total stockholders' equity	16,001	46,723
Non-redeemable, non-controlling interest	69	154
Total equity	16,070	46,877
TOTAL LIABILITIES AND EQUITY	$217,594	$250,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)

Revenue	$58,761	$57,510
Expenses:
Cost of revenue (excluding depreciation and amortization)	37,950	36,456
Depreciation and amortization	6,931	8,912
Impairment of goodwill	23,141	-
Selling and marketing	2,812	3,793
General and administrative	13,829	16,470
Total expenses	84,663	65,631
Operating loss	(25,902)	(8,121)
Other income (expense):
Interest expense	(1,528)	(1,238)
Other income (expense), net	(321)	72
Loss before income taxes	(27,751)	(9,287)
Income tax benefit (expense)	980	(2,666)
Net loss	(26,771)	(11,953)
Less: Net loss attributable to non-redeemable, non-controlling interest	70	30
Net loss attributable to RigNet, Inc. stockholders	$(26,841)	$(11,983)
COMPREHENSIVE LOSS
Net loss	$(26,771)	$(11,953)
Foreign currency translation	(7,157)	158
Comprehensive loss	(33,928)	(11,795)
Less: Comprehensive income attributable to non-controlling interest	70	30
Comprehensive loss attributable to RigNet, Inc. stockholders	$(33,998)	$(11,825)
LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(26,841)	$(11,983)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(1.34)	$(0.63)
Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(1.34)	$(0.63)
Weighted average shares outstanding, basic	20,081	18,949
Weighted average shares outstanding, diluted	20,081	18,949

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(26,771)	$(11,953)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	6,931	8,912
Impairment of goodwill	23,141	-
Stock-based compensation	3,854	4,458
Amortization of deferred financing costs	93	61
Deferred taxes	(626)	2,469
Accretion of discount of contingent consideration payable for acquisitions	134	94
(Gain) loss on sales of property, plant and equipment, net of retirements	30	(7)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	2,490	(6,777)
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	(3,000)	1,439
Prepaid expenses and other assets	213	85
Right-of-use lease asset	169	-
Accounts payable	(2,689)	4,058
Accrued expenses	1,147	(38)
Deferred revenue	861	3,074
Right-of-use lease liability	(231)	-
Other liabilities	(2,195)	(1,227)
Net cash provided by operating activities	3,551	4,648

Cash flows from investing activities:
Capital expenditures	(5,337)	(4,814)
Proceeds from sales of property, plant and equipment	-	66
Net cash used in investing activities	(5,337)	(4,748)

Cash flows from financing activities:
Issuance of common stock upon the exercise of stock options and the vesting of restricted stock	-	1
Stock withheld to cover employee taxes on stock-based compensation	(578)	(1,407)
Subsidiary distributions to non-controlling interest	(155)	(135)
Proceeds from borrowings	3,750	-
Repayments of long-term debt	(41)	(1,295)
Payment of financing fees	(485)	(250)
Net cash provided by (used in) financing activities	2,491	(3,086)
Net change in cash and cash equivalents	705	(3,186)

Cash and cash equivalents including restricted cash:
Balance, January 1,	14,505	23,296
Changes in foreign currency translation	(33)	91
Balance, March 31,	$15,177	$20,201

Supplemental disclosures:
Income taxes paid	$1,081	$737
Interest paid	1,245	1,019
Non-cash investing - capital expenditures accrued	868	4,398
Right-of-use operating lease entered into	121	-

	March 31,	March 31,
	2020	2019
Cash and cash equivalents	$13,614	$18,660
Restricted cash - current portion	40	42
Restricted cash - long-term portion	1,523	1,499
Cash and cash equivalents including restricted cash	$15,177	$20,201

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional		Accumulated Other	Total	Non-Redeemable,
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity	Non-Controlling Interest	Total Equity
	(dollars and shares in thousands)
Balance, January 1, 2019	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	246	1	-	-	-	-	-	1	-	1
Stock withheld to cover employee taxes on stock-based compensation	-	-	106	(1,407)	-	-	-	(1,407)	-	(1,407)
Stock-based compensation	-	-	-	-	4,458	-	-	4,458	-	4,458
Foreign currency translation	-	-	-	-	-	-	158	158	-	158
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(135)	(135)
Net income (loss)	-	-	-	-	-	(11,983)	-	(11,983)	30	(11,953)
Balance, March 31, 2019	19,711	$20	198	$(2,677)	$177,404	$(108,500)	$(19,096)	$47,151	$(45)	$47,106

Balance, January 1, 2020	19,979	$20	204	$(2,693)	$184,571	$(115,673)	$(19,502)	$46,723	$154	$46,877
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	475	-	-	-	-	-	-	-	-	-
Stock withheld to cover employee taxes on stock-based compensation	-	-	228	(578)	-	-	-	(578)	-	(578)
Stock-based compensation	-	-	-	-	3,854	-	-	3,854	-	3,854
Foreign currency translation	-	-	-	-	-	-	(7,157)	(7,157)	-	(7,157)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(155)	(155)
Net income (loss)	-	-	-	-	-	(26,841)	-	(26,841)	70	(26,771)
Balance, March 31, 2020	20,454	$20	$432	$(3,271)	$188,425	$(142,514)	$(26,659)	$16,001	$69	$16,070

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Presentation

The interim unaudited condensed consolidated financial statements of RigNet, Inc. (the Company or RigNet) include all adjustments which, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and Rule 10-01 of Regulation S-X. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Estimates and assumptions about future events and their effects cannot be perceived with certainty. Estimates may change as new events occur, as more experience is acquired, as additional information becomes available and as the Company’s operating environment changes. Actual results could differ from estimates. These interim financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2020.

Significant Accounting Policies

In addition to the accounting policies described below, please refer to RigNet’s Annual Report on Form 10-K for the fiscal year 2019 for information regarding the Company’s accounting policies.

Revenue Recognition – Revenue from Contracts with Customers

Revenue is recognized to depict the transfer of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenue Recognition – Managed Communications Services (MCS) and Applications and Internet-of-Things (Apps & IoT)

MCS and Apps & IoT customers are primarily served under fixed-price contracts, either on a monthly, usage or day rate basis or for equipment sales and consulting services. Contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders.  Offshore contracts generally have a term of up to five years with renewal options. Land-based contracts are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). With certain customers, our contracts require that the contract backlog on stack rigs be transferred to other units, preserving the total contract value.

Performance Obligations Satisfied Over Time — The delivery of service represents the single performance obligation under MCS and Apps & IoT contracts. Revenue for contracts is generally recognized over time as service is transferred to the customer and the Company expects to be entitled to the agreed monthly, usage or day rate in exchange for those services.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

These estimates may be revised as additional information becomes available or as specific project circumstances change.

The Company reviews all material contracts on a monthly basis and revises the estimates as appropriate for developments such as providing services, purchasing third-party materials and equipment at costs differing from those previously estimated, and incurring or expecting to incur schedule issues. Changes in estimated final contract revenues and costs can either increase or decrease the final estimated contract profit or loss. Profits are recorded in the period in which a change in estimate is recognized, based on the progress achieved through the period of change. Anticipated losses on contracts are recorded in full in the period in which they become evident. Revenue recognized in excess of amounts billed is classified as a current asset under Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB).

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of March 31, 2020, and December 31, 2019, the amount of CIEB related to Systems Integration projects was $15.8 million and $13.3 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid within a one-year period. As of March 31, 2020 and December 31, 2019, $1.3 million and $1.0 million, respectively, of amounts billed to customers in excess of revenue recognized to date were classified as a current liability, under deferred revenue and other current liabilities.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Condensed Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue were included in CIEB as of March 31, 2020, and December 31, 2019. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of March 31, 2020, we have a backlog for our percentage of completion projects of $22.4 million, which will be recognized over the remaining contract term for each contract. The percentage of completion contract terms are typically one to three years. As of December 31, 2019, we had a backlog for our percentage of completion projects of $26.2 million.

Leases

Effective with adoption of Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (the new lease standard) on January 1, 2019, we determine if an arrangement is a lease at inception. Operating leases right-of-use assets and liabilities are included in right-to-use lease asset, deferred revenue and other current liabilities, and right-to-use lease liability – long-term portion on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment; current maturities of long-term debt; and long-term debt on our condensed consolidated balance sheets.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), which measures credit losses on most financial assets and certain other instruments that are not measured at fair value through net income. The update amends the impairment model to utilize a current expected credit loss (CECL) methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Companies will apply this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019. The

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), which eliminates disclosures, modifies existing disclosures and adds new Fair Value disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 (ASU 2018-15), which provides guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update No. 2019-12 (ASU  2019-12), Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.  This ASU removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. We will be required to adopt the amended guidance in annual and interim periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment.  We are in the process of evaluating the impact this amendment will have on our consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU  2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This ASU provides optional guidance for a limited period of time to ease potential burden in accounting or recognizing the effects of the LIBOR or another reference rate reform on financing rate. The amendments are effective as of March 12, 2020 through December 31, 2022.  We are currently in the process of evaluating the impact the transition from LIBOR to alternative reference rates, but we do not expect a material impact on our consolidated financial statements.

Note 2 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 5 – Long-Term Debt). The Company presently does not use financial instruments to hedge interest rate risk, but evaluates this on a regular basis and may utilize financial instruments in the future if deemed necessary.

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

Credit and Customer Concentration Risk

Credit risk, with respect to accounts receivable, is due to customers being concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

collectability of accounts receivable. The Company provides an allowance for doubtful accounts, which is adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations or as a result of changes in the overall aging of accounts receivable. The company determined ASU 2016-13 did not have a material impact on allowance for doubtful accounts. Although no single customer comprised over 10% of our revenue for the three months ended March 31, 2020, our top 5 customers generated 26.7% of the Company’s revenue for the three months ended March 31, 2020.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2020 or 2019. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 5 – Long-Term Debt).

Note 3 – Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. Goodwill is reviewed for impairment at least annually with additional evaluations being performed when events or circumstances indicate that the carrying value of these assets may not be recoverable.

The oil and gas industry experienced an unprecedented disruption during the first quarter of 2020 as a result of a combination of factors, including the coronavirus (“COVID-19”) pandemic and disagreements between the Organization of Petroleum Exporting Countries (OPEC) in March 2020 regarding reduction on production of oil. These market conditions have significantly impacted the Company’s internal forecast. As a result, the Company performed an interim goodwill impairment test. The Company used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the Company’s discount rate. Some of the significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical information with supplemental data by current and anticipated market conditions and estimated growth rates. The Company's estimates are based upon assumptions believed to be reasonable. The Company determined that the carrying amount in two of our reporting units was in excess of their fair value which results in a goodwill impairment charge of $23.1 million. The charge fully impairs goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million.  The impairment test for Apps & IoT resulted in no impairment related to the goodwill balance of $20.5 million as of March 31, 2020. The Company's estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company's valuations. Any future downturn in our business could adversely impact the key assumptions in our impairment test.

As of March 31, 2020, and December 31, 2019, goodwill was $20.5 million and $46.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, increases with acquisitions, and decreases in the event an impairment is recognized.

Intangibles

Intangibles consist of customer relationships, brand name, backlog, developed technology, covenants-not-to-compete and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 5.0 to 20.0 years and are amortized on a straight-line basis. Impairment testing is performed when events or circumstances indicate that the carrying value of the assets may not be recoverable.

Based on the indicators discussed above, the Company reviewed certain finite intangible and other long-lived assets for impairment as of March 31, 2020. The Company performed a recoverability analysis and determined that

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the recoverable value was in excess of its carrying value, therefore no impairment was recognized as of March 31, 2020.

As of March 31, 2020, and December 31, 2019, intangibles were $26.9 million and $30.1 million, respectively. During the three months ended March 31, 2020 and 2019, the Company recognized amortization expense of $2.1 million and $2.5 million, respectively.

The following table sets forth expected amortization expense of intangibles for the remainder of 2020 and the following years (in thousands):

2020	4,839
2021	6,190
2022	5,783
2023	5,152
2024	3,657
Thereafter	1,250
$26,871

Note 4 – Restricted Cash

As of March 31, 2020, the Company had restricted cash of $0.1 million and $1.5 million in current and long-term assets, respectively. As of December 31, 2019, the Company had restricted cash of $0.1 million and $1.5 million in current and long-term assets, respectively. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the MCS segment (see Note 5 – Long-Term Debt).

Note 5 – Long-Term Debt

As of March 31, 2020, and December 31, 2019, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	March 31,	December 31,
	2020	2019
	(in thousands)
Term Loan	$16,000	$5,000
Term-Out Loan	-	25,500
Revolving credit facility (RCF)	95,400	77,150
Vendor Finance Arrangement	2,790	-
Unamortized deferred financing costs	(857)	(466)
Finance lease	501	543
	113,834	107,727
Less: Current maturities of long-term debt	(7,627)	(10,627)
Current maturities of Vendor Finance Arrangement	(954)	-
Current maturities of finance lease	(166)	(166)
	$105,087	$96,934

Credit Agreement

The Company and certain of its subsidiaries are party to the Third Amendment to the Third Amended and Restated Credit Agreement, dated as of February 21, 2020, with four participating financial institutions (as amended from time to time, the Credit Agreement), which provides for a $16.0 million term loan (Term Loan), a $100.0 million revolving credit facility (RCF) and a $30.0 million accordion feature. The Term Loan matures on March 31, 2022 with principal installments of $2.0 million due quarterly beginning June 30, 2020. The RCF and accordion, if exercised, mature on August 31, 2022.

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25%, determined based on the Company’s Consolidated Leverage Ratio. LIBOR is subject to cease to exist entirely after

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly. The weighted average interest rate for the three months ended March 31, 2020 and 2019 were 4.4% and 5.2%, respectively, with an interest rate of 4.0% at March 31, 2020.

Term Loan

As of March 31, 2020, the outstanding principal amount of the Term Loan was $16.0 million, excluding the impact of unamortized deferred financing costs.

RCF

As of March 31, 2020, outstanding draws on the RCF were $95.4 million . In April 2020, the Company drew an additional $3.0 million on the RCF for liquidity purposes.

Covenants and Restrictions

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a Consolidated Leverage Ratio, of less than or equal to 3.25 through the third quarter of 2020. The Consolidated Leverage Ratio requirement then steps down to 3.00 through the second quarter of 2021 and then steps down to 2.75 for all remaining quarters. The Consolidated Fixed Charge Coverage ratio requirement is greater than or equal to 1.25 through the maturity of the Credit Agreement. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

We believe we have accurately calculated and reported our required debt covenant calculations for the March 31, 2020 reporting period and are in compliance with the required covenant ratios. As of March 31, 2020, the Consolidated Leverage Ratio was 3.00 and Consolidated Fixed Charge Coverage Ratio was 2.14.

Vendor Finance Agreement

As of March 31, 2020, the Company had a vendor financing agreement in place, with an outstanding balance of $2.8 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023.

Performance Bonds, Surety Bonds and Other Similar Instruments

As of March 31, 2020, there were $8.5 million of performance bonds, surety bonds and similar instruments outstanding of which $2.1 million is issued by the parties under the Credit Agreement.

In June 2016, the Company secured a performance bond facility with a lender in the amount of $1.5 million for its MCS segment. This facility has a maturity date of June 2021. The Company maintains restricted cash on a dollar for dollar basis to secure this facility.

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2020 and the following years (in thousands):

2020	6,531
2021	8,731
2022	98,263
2023	309
Total debt, including current maturities	$113,834

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).
•	Restricted Cash — Reported amounts approximate fair value.
•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.
•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.
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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of March 31, 2020, the fair value of the earn-out was $9.7 million, with $4.4 million in deferred revenue and other current liabilities and $5.3 million in other long-term liabilities. As of December 31, 2019, the fair value of the earn-out was $9.7 million with $4.4 million in deferred revenue and other current liabilities and $5.3 million in other long-term liabilities. During the three months ended March 31, 2020 and 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million, and $0.1 million, respectively, with corresponding increases to other liabilities. The earn-out is payable in RigNet stock in portions on the first, second and third anniversary of the March 23, 2018 closing of the acquisition based on certain post-closing performance targets under the acquisition agreement.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of March 31, 2020, the fair value of the contingent consideration was $3.0 million of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. As of December 31, 2019, the fair value of the contingent consideration was $3.1 million, of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. During the three months ended March 31, 2020 and 2019, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million, and $0.1 million, respectively, with corresponding increases to other liabilities. During the three months ended March 31, 2020 and 2019, RigNet paid cash of $0.1 million and $0.1 million, respectively, in required royalty payments, with corresponding decreases to other liabilities.

Note 7 – Income Taxes

The Company’s effective income tax rate was 3.5% for the three months ended March 31, 2020. The Company’s effective income tax rate was (28.7%) for the three months ended March 31, 2019. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company believes that it is reasonably possible that a decrease of up to $3.9 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 8 – Stock-Based Compensation

During the three months ended March 31, 2020, the Company granted a total of 599,990 stock-based awards to certain officers and employees of the Company under the 2019 Omnibus Incentive Plan (2019 Plan).

This stock grant was associated with the payment of the Company’s 2019 short term incentive plan to certain officers and employees that vested immediately.

During the three months ended March 31, 2020, 20,656 RSUs and 18,340 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2020, was $3.9 million and reported as a general and administrative expense in the Corporate segment. Stock-based compensation expense related to the Company’s stock-based compensation plans for the three months ended March 31, 2019, was $4.5 million. As of March 31, 2020, there was $5.7 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.1 years.

Note 9 – Earnings (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the weighted average number of basic shares outstanding during the period. Basic shares equal the total of the common shares outstanding, but excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock, RSUs or PSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the weighted average number of diluted shares outstanding during the period. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than antidilutive shares, if any. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect if included, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

For the three months ended March 31, 2020, there were approximately 3,551,575 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because to include them would have been anti-dilutive.

For the three months ended March 31, 2019, there were approximately 1,478,435 potentially issuable shares excluded from the Company’s calculation of diluted EPS that were excluded because the Company incurred a loss in the period and to include them would have been anti-dilutive.

Note 10 – Commitments and Contingencies

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years.

In June 2019, the Company announced that it reached a settlement with Inmarsat that concludes the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. The Company had an accrued liability of $0.8 million as of March 31, 2020.

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

Operating Leases

The Company’s leasing activities primarily consist of leases of real-estate including office space under lease agreements expiring on various dates through 2025. For the three months ended March 31, 2020, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.5 million. For the three months ended March 31, 2019, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7 million.

As of March 31, 2020, future undiscounted minimum lease obligation maturities for the remainder of 2020 and future years were as follows (in thousands):

2020	$1,671
2021	1,480
2022	1,211
2023	1,195
2024	1,200
Thereafter	3,020
Total lease payments	$9,777
Less present value discount	(1,595)
Amounts recognized in Balance Sheet	$8,182
Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	2,016
Right-of-use lease liability - long-term portion	6,166
Total right-to-use lease liability	$8,182

Operating lease right-of-use assets for leases were $6.7 million as of March 31, 2020.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.1%. The weighted-average remaining lease term as of March 31, 2020 was 6.9 years

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of March 31, 2020, the Company had the following commercial commitments related to satellite and network services for the remainder of 2020 and the future years thereafter (in thousands):

2020	15,240
2021	10,790
2022	5,183
2023	108
$31,321

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Segment Information

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

Corporate and Eliminations primarily represents unallocated executive and support activities, including back-office software development, interest expense, income taxes and eliminations, the GX Dispute and change in fair value of earn-out/contingent consideration.

The Company’s reportable segment information as of and for the three months ended March 31, 2020 and 2019, is presented below.

	Three Months Ended March 31, 2020
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$39,896	$8,743	$10,122	$-	$58,761

Cost of revenue (excluding depreciation and amortization)	25,502	4,561	7,887	-	37,950
Depreciation and amortization	4,659	1,182	164	926	6,931
Impairment of goodwill	21,755	-	1,386	-	23,141
Selling, general and administrative	2,807	1,620	404	11,810	16,641
Operating income (loss)	$(14,827)	$1,380	$281	$(12,736)	$(25,902)
Total assets	131,569	37,692	25,187	23,146	217,594
Capital expenditures	2,839	514	-	344	3,697

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31, 2019
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$42,333	$8,015	$7,162	$-	$57,510
Cost of revenue (excluding depreciation and amortization)	26,985	4,497	4,974	-	36,456
Depreciation and amortization	6,264	1,231	662	755	8,912
Selling, general and administrative	3,797	565	1,124	14,777	20,263
Operating income (loss)	$5,287	$1,722	$402	$(15,532)	$(8,121)
Total assets	170,553	46,086	26,546	18,034	261,219
Capital expenditures	6,636	433	-	20	7,089

The following table presents revenue earned from the Company’s domestic and international operations for the three months ended March 31, 2020 and 2019. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are monitored to ensure the location of service information is properly reflected.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Domestic	$23,275	$24,627
International	35,486	32,883
Total	$58,761	$57,510

The following table presents goodwill, right-of-use lease assets and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
	(in thousands)
Domestic	$69,794	$76,253
International	41,498	67,631
Total	$111,292	$143,884

Note 12 – Related Party Transactions

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by KKR & CO. Inc. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company sells Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings.  In the three months ended March 31, 2020, the Company purchased $0.1 million from Darktrace in the ordinary course of business. In the three months ended March 31, 2019, the Company purchased $0.1 million from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for a quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as the chairman of its board one of our board members. In the three months ended March 31, 2020 and 2019, the Company purchased $0.1 million and none, respectively, from Vissim AS in the ordinary course of business.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Restructuring Costs – Cost Reduction Plans

During the three months ended March 31, 2019, the Company incurred a net pre-tax restructuring expense of $0.6 million reported as general and administrative expense in the Corporate segment associated with the reduction of 25 employees.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Event

In May 2020, the Company entered into a loan agreement (PPP Loan) with Bank of America, N.A., as lender, pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration (SBA) established under the Coronavirus Aid, Relief, and Economic Security Act.  Under the PPP Loan, the Company borrowed $6.8 million which the Company expects to be eligible for forgiveness pursuant to the applicable regulations of the PPP.   Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the eight week period after funding of the loan, (ii) at least 75% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

The amount eligible for forgiveness may be reduced if, among other things, the Company reduces its full-time headcount or if the Company reduces salaries and wages beyond certain limits.  While the Company expects all $6.8 million will be used in accordance with the regulations for forgiveness, not all costs are within the control of the Company and these regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA.

Any amounts not forgiven must be repaid in two years and accrue interest at a rate of 1.0% per year.  No interest or principal payments are due for six months, at which time interest and principal payments will be made on any unforgiven balance under terms established by Bank of America, N.A. at that time.  The SBA has publicly stated that it intends to review all loans in excess of $2.0 million when loan forgiveness is requested.  The SBA has not provided any further details of this review and the Company cannot assure the results of any such review.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”). The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-Looking statements may include statements about:

•	the effects of the COVID-19 pandemic and reduced demand for oil and gas;
•	expected forgiveness of any loan obtained by the Company pursuant to the Paycheck Protection Program of the United States Small Business Administration;
•	the level of drilling and production activity and the number of offshore drilling, FPSOs and other vessels that are removed from service, either temporarily or permanently;
•	competition and competitive factors in the markets in which we operate;
•	demand for our services and solutions;
•	the advantages of our services compared to others;
•	changes in technology and customer preferences and our ability to adapt our product and services offerings;
•	our ability to develop and maintain positive relationships with our customers;
•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;
•	our cash and liquidity needs and expectations regarding cash flow from operations, capital expenditures, covenant compliance and borrowing availability under our Revolving Credit Facility;
•	our expectations regarding the deductibility of goodwill for tax purposes;
•	our business and corporate development strategy, including statements concerning our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;
•	the amount and timing of contingent consideration payments arising from our acquisitions;
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and it cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, the COVID-19 pandemic has had and continues to have a material adverse impact on the world economy and the oil and gas industry, the results of which may exacerbate any or all of the risk factors described in our Annual Report or herein. As both the spread of the virus as well as government and industry reactions thereto are occurring at a rapid pace, the ultimate effect of the virus on our business, financial condition and results of operations remains uncertain. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Operations

We are a leading provider of ultra-secure, intelligent networking solutions and specialized applications. Customers use our private networks to manage information flows and execute mission-critical operations primarily in remote areas where conventional telecommunications infrastructure is either unreliable or unavailable. We provide our clients what is often the sole means of communications for their remote operations. On top of and vertically integrated into these networks we provide services ranging from fully-managed voice, data, and video to more advanced services including: cyber security threat detection and prevention; applications to improve crew welfare, safety or workforce productivity; and a real-time AI-backed data analytics platform to enhance customer decision making and business performance.

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

Recent Developments

The COVID-19 pandemic combined with an oversupply in the oil markets has caused RigNet’s common stock to decline from $6.60 on December 31, 2019, to $1.18 on May 1, 2020. Under the rules of NASDAQ, if our common stock falls below $1 for 30 business days, NASDAQ can notify us of its intent to delist our stock. If we are notified of delisting, our stock must trade above $1 in any ten-day periods during the 180-day period commencing with the notice of delisting.  Failure to achieve compliance could result in our stock being delisted. If our common stock was to be delisted for any reason, it could negatively impact RigNet by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock and limiting our ability to issue securities to obtain financing in the future.

On February 21, 2020, we entered into the Third Amendment to the Third Amended and Restated Credit Agreement (Credit Agreement), with the same four financial institutions that were part of the previous credit agreement. The Credit Agreement provides for a $16.0 million Term Loan, a $100.0 million RCF and a $30.0 million accordion feature. The Term Loan matures on March 31, 2022 with principal installments of $2.0 million due quarterly beginning June 30, 2020. The RCF and accordion, if exercised, mature on August 31, 2022.  The Consolidated Leverage Ratio is set at 3.25 times through third quarter 2020, thereafter stepping down to 3.0 times through second quarter 2021, thereafter stepping down to 2.75 times through the maturity of the revolving facility. The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25% based on the Consolidated Leverage Ratio.

As of March 31, 2020, we have a backlog for our percentage of completion projects of $22.4 million.

In May 2020, we entered into a loan agreement (PPP Loan) with Bank of America, N.A., as lender, pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration (SBA) established under the Coronavirus Aid, Relief, and Economic Security Act.  Under the PPP Loan, we borrowed $6.8 million which we expect to be eligible for forgiveness pursuant to the applicable regulations of the PPP.   Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the eight week period after funding of the loan, (ii) at least 75% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

The amount eligible for forgiveness may be reduced if, among other things, we reduce our full-time headcount or we reduce salaries and wages beyond certain limits.  While we expects all $6.8 million will be used in accordance with the regulations for forgiveness, not all costs are within our control and these regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA.

Any amounts not forgiven must be repaid in two years and accrue interest at a rate of 1.0% per year.  No interest or principal payments are due for six months, at which time interest and principal payments will be made on any unforgiven balance under terms established by Bank of America, N.A. at that time.  The SBA has publicly stated that it intends to review all loans in excess of $2.0 million when loan forgiveness is requested.  The SBA has not provided any further details of this review and we cannot be assure the results of any such review.

Known Trends and Uncertainties

Operating Matters

Starting in the first quarter of 2020, we and our customers were adversely impacted by the COVID-19 pandemic. We and our customers have had to close certain offices and have certain employees work from home. Our customers have had certain of their work sites for large projects closed and are operating certain sites with only essential employees. Global economic activity and the oil and gas industry declined substantially in the first quarter of 2020. Travel to and from remote locations has been restricted and in some cases, suspended. The global oil industry we serve has experienced reduced demand and furloughs as a result. Furthermore, in March 2020, the Saudi state oil producer, Saudi Aramco and Russia, along with the broader OPEC+ group, failed to reach an agreement to continue production cuts and collectively launched a price war with the goal of attempting to recapture market share that OPEC+ had lost to U.S. share oil producers in recent years. Following the OPEC+ actions on price and in conjunction with significantly reduced demand as result of COVID-19 pandemic, Brent crude prices have fallen to the $14.85 per barrel as of March 31, 2020. WTI prices went below zero on April 20, 2020 as a result of US based storage facilities reaching capacity.

Uncertainties in the oil and gas industry will continue to impact our profitability. The fundamentals of the oil and gas industry we serve are expected to remain challenged throughout 2020. Many oil and gas companies have already cut their capital expenditures budget significantly, reduced and/or furloughed their workforces, and delayed decisions on future projects or canceled them altogether. During 2020, we expect both onshore and offshore drilling activity to decline compared to both the previous year and the previous forecast. SI project decision-making is likely to slow and construction on existing projects maybe be suspended or delayed due to the impacts of COVID-19. Finally, while our Apps & IoT segment may also be impacted, we believe our products provide much-needed solutions that enable our customers to be more productive, efficient, safe, and financially competitive.

In response to this rapidly changing environment, RigNet has taken a proactive measure to reduce costs, including eliminating all travel that is not customer-facing, reducing professional fees, eliminating discretionary spending, and temporarily reducing compensation for our executives, our employees, and our board of directors.  We are also working with both customers and suppliers to reduce our bandwidth costs as sites move from working to idle. However, our ability to significantly reduce our bandwidth commitments is limited given the nature of our contracts with those providers. Finally, RigNet has also sought to take advantage of certain government relief programs available in the various jurisdictions in which we work. We cannot guarantee whether our efforts to secure government relief will be successful or provide meaningful relief.

In addition, uncertainties that could impact our profitability include service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, cyber-attacks, export restrictions, licenses and other trade barriers.  These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations. Additional uncertainties that could impact our operating cash flows include the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs. We believe these trends have made lenders more reluctant to provide financing to companies operating in and serving the oil and gas industry. We may be unable to access additional credit to fund ongoing operations.

Sales Tax Audit

We are undergoing a routine sales tax audit from a state where we have operations. The audit can cover up to a four-year period. We are in the early stages of the audit and do not have any estimates of further exposure, if any, for the tax years under review.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue	$58,761	$57,510
Expenses:
Cost of revenue (excluding depreciation and amortization)	37,950	36,456
Depreciation and amortization	6,931	8,912
Impairment of goodwill	23,141	-
Selling and marketing	2,812	3,793
General and administrative	13,829	16,470
Total expenses	84,663	65,631
Operating loss	(25,902)	(8,121)
Other expense, net	(1,849)	(1,166)
Loss before income taxes	(27,751)	(9,287)
Income tax benefit (expense)	980	(2,666)
Net loss	(26,771)	(11,953)
Less: Net income attributable to non-controlling interest	70	30
Net loss attributable to RigNet, Inc. stockholders	$(26,841)	$(11,983)
Other Non-GAAP Data:
Adjusted EBITDA	$8,351	$8,386

The following represents selected financial operating results for our segments:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Managed Communications Services:
Revenue	$39,896	$42,333
Cost of revenue (excluding depreciation and amortization)	25,502	26,985
Depreciation and amortization	4,659	6,264
Impairment of goodwill	21,755	-
Selling, general and administrative	2,807	3,797
Managed Communication Services operating income (loss)	$(14,827)	$5,287
Applications and Internet-of-Things:
Revenue	$8,743	$8,015
Cost of revenue (excluding depreciation and amortization)	4,561	4,497
Depreciation and amortization	1,182	1,231
Impairment of goodwill	-	-
Selling, general and administrative	1,620	565
Applications & Internet-of-Things operating income	$1,380	$1,722
Systems Integration:
Revenue	$10,122	$7,162
Cost of revenue (excluding depreciation and amortization)	7,887	4,974
Depreciation and amortization	164	662
Impairment of goodwill	1,386	-
Selling, general and administrative	404	1,124
Systems Integration and Automation operating income	$281	$402

Three Months Ended March 31, 2020 and 2019

Revenue. Revenue increased by $1.3 million, or 2.2%, to $58.8 million for the three months ended March 31, 2020 from $57.5 million for the three months ended March 31, 2019. Revenue for the Apps & IoT segment increased $0.7 million, or 9.1%, due to our focus on the growth of the application layer and IoT space. Systems Integration revenue increased by $3.0 million, or 41.3%, due to the timing of certain projects. The increase was partially offset by a $2.4 million decrease in MCS segment revenue due to service and install which had substantial revenue in the prior year quarter from the expansion of the LTE network in the Gulf of Mexico.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) increased by $1.5 million, or 4.1%, to $38.0 million for the three months ended March 31, 2020 from $36.5 million for the three months ended March 31, 2019. This increase was due to progress on certain SI projects, partially offset by decreased activity in the MCS segment. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $1.5 million due to reduction in ongoing expenses. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $2.9 million due to the timing of System Integration projects. Cost of revenue (excluding depreciation and amortization) increased in the Apps & IoT segment by $0.1 million.

Depreciation and Amortization. Depreciation and amortization expense decreased by $2.0 million to $6.9 million for the three months ended March 31, 2020 from $8.9 million for the three months ended March 31, 2019. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures.

Impairment of Goodwill. The combination of COVID-19 pandemic and unprecedent oil and gas prices impacted our internal forecast. As a result, we performed an interim goodwill impairment test and determined that two of our reporting units were in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million. The charge fully impairs goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million.

Selling and Marketing. Selling and marketing expenses decreased $1.0 million to $2.8 million for the three months ended March 31, 2020 from $3.8 million for the three months ended March 31, 2019.

General and Administrative. General and administrative expenses decreased by $2.6 million to $13.8 million for the three months ended March 31, 2020 from $16.5 million for the three months ended March 31, 2019. General and administrative costs decreased due to reduced stock based-compensation and legal cost attributable to settlement of the GX Dispute during 2019.

Income Tax Expense. Our effective income tax rates were 3.5% and (28.7%) for the three months ended March 31, 2020 and 2019, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At March 31, 2020, we had working capital, including cash and cash equivalents, of $34.3 million. In April 2020, the Company drew an additional $3.0 million on the RCF for liquidity purposes.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, the PPP Loan, cash and cash equivalents on hand. We believe we have sufficient liquidity and capital resources to meet our current operating requirements and any growth plans. We may elect to pursue expansion opportunities within the next year, which could require additional financing, either equity or debt, however, we acknowledge additional opportunity for borrowing will be limited. Additionally, during the COVID-19 pandemic and reduction of oil and gas activity, the company has cut spend including board, executive, and employee pay, professional fees, capital expenditures and other operating costs.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our Credit Agreement and additional financing activities we may pursue, which may include debt or equity offerings.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$14,505	$23,296
Net cash provided by operating activities	3,551	4,648
Net cash used in investing activities	(5,337)	(4,748)
Net cash provided by (used in) financing activities	2,491	(3,086)
Changes in foreign currency translation	(33)	91
Cash and cash equivalents including restricted cash, March 31,	$15,177	$20,201

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge against foreign currency exchange risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2020 and 2019, 93.0% and 91.8% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $3.6 million for the three months ended March 31, 2020 compared to net cash provided by operating activities of $4.6 million for the three months ended March 31, 2019. The decrease in cash from operating activities of $1.1 million was primarily due to the timing of paying our accounts payable partially offset due to the timing of receivables.

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

Investing Activities

Net cash used in investing activities was $5.3 million and $4.7 million for the three months ended March 31, 2020 and 2019, respectively.

Net cash used in investing activities during the three months ended March 31, 2020 and 2019 included $5.3 million and $4.8 million of capital expenditures, respectively.

Financing Activities

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2020. Cash provided by financing activities for the three months ended March 31, 2020, included borrowings of $3.8 million partially offset by $0.6 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the Credit Agreement.

Net cash used in financing activities was $3.1 million for the three months ended March 31, 2019. Cash used in financing activities for the three months ended March 31, 2019, included $1.3 million in principal payments on our long-term debt, $1.4 million withheld to cover employee taxes on stock-based compensation and $0.3 million in financing fees related to the Credit Agreement.

Credit Agreement

The Credit Agreement provides for a $16.0 million Term Loan, a $100.0 million RCF and a $30.0 million accordion feature.

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25% based on the Company’s Consolidated Leverage Ratio. LIBOR is subject to cease to exist entirely after 2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly with principal payments of $2.0 million due quarterly beginning June 30, 2020. The weighted average interest rate for the three months ended March 31, 2020 and 2019 were 4.4% and 5.2%, respectively, with an interest rate of 4.0% at March 31, 2020.

As of March 31, 2020, the outstanding principal amounts were $16.0 million for the Term Loan and, $95.4 million for the RCF. In April 2020, the Company drew an additional $3.0 million on the RCF for liquidity purposes.

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a Consolidated Leverage Ratio, of less than or equal to 3.25 through the third quarter of 2020. The Consolidated Leverage Ratio requirement then steps down to 3.00 through the second quarter of 2021 and then steps down to 2.75 for all remaining quarters. The Consolidated Fixed Charge Coverage ratio requirement is greater than or equal to 1.25 through the maturity of the Credit Agreement. If any default occurs related to these covenants that are not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company. We believe we have accurately calculated and reported our required debt covenant calculations for the March 31, 2020 reporting period and are in compliance with the required covenant ratios. As of March 31, 2020, the Consolidated Leverage Ratio was 3.00 and Consolidated Fixed Charge Coverage Ratio was 2.14.

Vendor Finance Agreement

As of March 31, 2020, the Company had a vendor financing agreement in place, with an outstanding balance of $2.8 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023.

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

We define Adjusted EBITDA as net loss plus (minus) interest expense; income tax expense (benefit); depreciation and amortization; impairment of goodwill, intangibles, property, plant and equipment; foreign exchange impact of intercompany financing activities; (gain) loss on sales of property, plant and equipment, net of retirements; stock-based compensation expense; restructuring charges; change in fair value of earn-outs and contingent consideration; executive departure costs; acquisition costs; the GX Dispute; GX Dispute Phase II costs and non-recurring items.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;
•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect interest expense or principal payments on debt;
•	Adjusted EBITDA does not reflect cash requirements for income taxes;
•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;
•	Adjusted EBITDA does not reflect the foreign exchange impact of intercompany financing activities;
•	Adjusted EBITDA does not reflect (gain) loss on sales of property, plant and equipment;
•	Adjusted EBITDA does not reflect the stock-based compensation component of employee compensation;
•	Adjusted EBITDA does not reflect acquisition costs;

•	Adjusted EBITDA does not reflect the change in fair value of earn-outs and contingent consideration, which may require settlement in cash in the future;
•	Adjusted EBITDA does not reflect executive departure costs;
•	Adjusted EBITDA does not reflect restructuring charges;
•	Adjusted EBITDA does not reflect the GX Dispute;
•	Adjusted EBITDA does not reflect the GX Dispute Phase II costs;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(26,771)	$(11,953)
Interest expense	1,528	1,238
Depreciation and amortization	6,931	8,912
Impairment of goodwill	23,141	-
(Gain) loss on sales of property, plant and equipment, net of retirements	282	(7)
Stock-based compensation	3,854	4,458
Restructuring	-	573
Executive departure costs	298	-
Acquisition costs	68	350
GX dispute Phase II costs	-	2,149
Income tax expense (benefit)	(980)	2,666
Adjusted EBITDA (non-GAAP measure)	$8,351	$8,386

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

Adjusted EBITDA was $8.4 million for the three months ended March 31, 2020, and $8.4 million for the three months ended March 31, 2019.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the three months ended March 31, 2020 and 2019, 7.0% and 8.2%, respectively, of our revenues were earned in non-U.S. currencies. At March 31, 2020 and 2019, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to a net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt at March 31, 2020 and December 31, 2019, assuming those liabilities were outstanding for the previous twelve months:

	March 31,	December 31,
	2020	2019
Effect on Net Income (Loss) and Equity - Increase/Decrease:	(in thousands)
1% Decrease/increase in rate	$1,138	$1,077
2% Decrease/increase in rate	$2,277	$2,155
3% Decrease/increase in rate	$3,415	$3,232

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included in its assessment of internal control over financial reporting of all consolidated entities.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company, in the ordinary course of business, is a claimant or a defendant in various other legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report for the information concerning risk factors.  In addition to the risk factor discussed below, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report, any of which could have a material adverse effect on us.

         The COVID-19 pandemic has significantly reduced demand for our services, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments, have resulted in a significant and swift reduction in international and U.S. economic activity. These effects have adversely affected the demand for oil and natural gas, as well as for our services. The collapse in demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had and is reasonably likely to continue to have, a material adverse impact on the demand for our services. The decline in our customers’ demand for our services has had and is likely to continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees.  These effects have included and may continue to include adverse revenue, net income and Adjusted EBITDA effects.; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities and the facilities of our customers and suppliers.

The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus.  COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

          Recently, we have experienced increased cancellations of platform space agreements which are having a material adverse effect on our Gulf of Mexico infrastructure.

We enter License of Platform Space (LOPS) agreements with operators of platforms in the Gulf of Mexico to place equipment necessary for our WiMax, microwave and LTE networks in the Gulf of Mexico.  These agreements allow the operator to cancel the agreement with short notice periods if the operator intends to decommission or abandon the platform.  The downturn in demand for oil and gas triggered by the COVID-19 outbreak has led to a high number of notifications of cancelations of our LOPS agreements.  When a LOPS agreements is cancelled, we have to relocate equipment to another platform in order to maintain our network infrastructure.  These moves increase our costs and may have a material adverse effect on our financial results.  In addition, we cannot guarantee that alternative platform space is available for all required network moves resulting from cancellation of LOPS agreements.  Failure to secure alternative space could result in gaps in our network coverage or degraded network performance and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

INDEX TO EXHIBITS

2.1

Share Purchase and Sale Agreement and Other Pacts between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2

Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3

Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1

Third Amendment and Joinder to Third Amended and Restated Credit Agreement, dated as of February 21, 2020, among RigNet, Inc., as Borrower, the Subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 24, 2020, and incorporated herein by reference)

10.2	Promissory Note dated as of May 1, 2020, issued by RigNet, Inc. to Bank of America, N.A., in the initial principal amount of $6,787,492.00

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: May 11, 2020	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)