Form 10-Q
period 2020-06-30
RigNet, Inc.
filed 2020-08-10
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

At July 31, 2020, there were outstanding 20,554,132 shares of the registrant’s Common Stock.

Glossary

The table below sets forth a number of terms commonly used in our current and periodic reports filed with the Securities and Exchange Commission and is provided as a reference for the readers of our filings.

Adjusted EBITDA

A non-GAAP measure. Net loss plus (minus) interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment, foreign exchange impact of intercompany financing activities, (gain) loss on sales of property, plant and equipment, net of retirements, change in fair value of earn-outs and contingent consideration, stock-based compensation expense, mergers and acquisitions costs, executive departure costs, restructuring charges, the GX Dispute, the GX Dispute Phase II costs, COVID-19 costs, and non-recurring items. A reconciliation of Adjusted EBITDA to Net loss can be found in Part 1, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

COVID-19	The novel Coronavirus, the response to which resulted in a global economic slowdown which had significant negative effects on the oil and gas industry.
Cyphre®	Cyphre Security Solutions, LLC, acquired in 2017, provides cybersecurity solutions with advanced enterprise data protection
ECS	Enhanced Cyber Security
EPC	Engineering, Procurement and Construction
Exchange Act	The United States Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally Accepted Accounting Principles in the United States
GX	Inmarsat plc’s Global Express satellite bandwidth service
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

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2020	2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$15,591	$12,941
Restricted cash	-	42
Accounts receivable, net	69,960	67,059
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	13,030	13,275
Prepaid expenses and other current assets	6,437	6,500
Total current assets	105,018	99,817
Property, plant and equipment, net	54,163	60,118
Restricted cash	1,500	1,522
Goodwill	20,134	46,792
Intangibles, net	25,626	30,145
Right-of-use lease asset	6,175	6,829
Deferred tax and other assets	5,417	5,757
TOTAL ASSETS	$218,033	$250,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,670	$28,517
Accrued expenses	17,523	16,660
Current maturities of long-term debt	8,792	10,793
Income taxes payable	2,464	2,649
GX dispute accrual	750	750
Deferred revenue and other current liabilities	7,440	11,173
Total current liabilities	60,639	70,542
Long-term debt	106,161	96,934
Deferred revenue	764	855
Deferred tax liability	1,955	2,672
Right-of-use lease liability - long-term portion	5,830	6,329
Other liabilities	30,440	26,771
Total liabilities	205,789	204,103
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2020 and December 31, 2019	-	-
Common stock - $0.001 par value; 190,000,000 shares authorized; 20,551,153 and 19,979,284 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	21	20
Treasury stock - 445,525 and 203,756 shares at June 30, 2020 and December 31, 2019, respectively, at cost	(3,281)	(2,693)
Additional paid-in capital	189,251	184,571
Accumulated deficit	(146,836)	(115,673)
Accumulated other comprehensive loss	(27,050)	(19,502)
Total stockholders' equity	12,105	46,723
Non-redeemable, non-controlling interest	139	154
Total equity	12,244	46,877
TOTAL LIABILITIES AND EQUITY	$218,033	$250,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)

Revenue	$53,391	$60,332	$112,152	$117,842
Expenses:
Cost of revenue (excluding depreciation and amortization)	33,687	36,519	71,637	72,975
Depreciation and amortization	6,913	7,679	13,844	16,591
Impairment of goodwill	-	-	23,141	-
Change in fair value of earn-out/contingent consideration	3,916	1,284	3,916	1,284
Selling and marketing	2,207	2,952	5,019	6,745
General and administrative	9,453	14,458	23,282	30,928
Total expenses	56,176	62,892	140,839	128,523
Operating loss	(2,785)	(2,560)	(28,687)	(10,681)
Other expense:
Interest expense	(1,325)	(1,269)	(2,853)	(2,507)
Other income (expense), net	(13)	(93)	(334)	(21)
Loss before income taxes	(4,123)	(3,922)	(31,874)	(13,209)
Income tax benefit (expense)	(129)	(2,204)	851	(4,870)
Net loss	(4,252)	(6,126)	(31,023)	(18,079)
Less: Net loss attributable to non-redeemable, non-controlling interest	70	30	140	60
Net loss attributable to RigNet, Inc. stockholders	$(4,322)	$(6,156)	$(31,163)	$(18,139)
COMPREHENSIVE LOSS
Net loss	$(4,252)	$(6,126)	$(31,023)	$(18,079)
Foreign currency translation	(391)	178	(7,548)	336
Comprehensive loss	(4,643)	(5,948)	(38,571)	(17,743)
Less: Comprehensive income attributable to non-controlling interest	70	30	140	60
Comprehensive loss attributable to RigNet, Inc. stockholders	$(4,713)	$(5,978)	$(38,711)	$(17,803)
LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(4,322)	$(6,156)	$(31,163)	$(18,139)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.21)	$(0.32)	$(1.54)	$(0.95)
Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.21)	$(0.32)	$(1.54)	$(0.95)
Weighted average shares outstanding, basic	20,510	19,082	20,295	19,016
Weighted average shares outstanding, diluted	20,510	19,082	20,295	19,016

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(31,023)	$(18,079)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	13,844	16,591
Impairment of goodwill	23,141	-
Stock-based compensation	4,686	5,628
Amortization of deferred financing costs	189	153
Deferred taxes	(624)	4,838
Change in fair value of earn-out/contingent consideration	3,916	1,284
Accretion of discount of contingent consideration payable for acquisitions	266	183
(Gain) loss on sales of property, plant and equipment, net of retirements	116	11
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	(4,078)	(488)
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	(199)	(1,644)
Prepaid expenses and other assets	73	(6)
Right-of-use lease asset	654	-
Accounts payable	(2,027)	7,564
Accrued expenses	1,195	(1,574)
GX Dispute payment	-	(45,000)
Deferred revenue	(7,459)	1,334
Right-of-use lease liability	(779)	-
Other liabilities	5,138	(2,052)
Net cash provided by (used in) operating activities	7,029	(31,257)

Cash flows from investing activities:
Capital expenditures	(8,597)	(11,868)
Proceeds from sales of property, plant and equipment	26	112
Net cash used in investing activities	(8,571)	(11,756)

Cash flows from financing activities:
Issuance of common stock upon the exercise of stock options and the vesting of restricted stock	1	4
Stock withheld to cover employee taxes on stock-based compensation	(594)	(1,406)
Subsidiary distributions to non-controlling interest	(155)	(135)
Proceeds from borrowings	6,750	40,000
Proceeds from Paycheck Protection Program Loan	6,298	-
Repayments of long-term debt	(8,354)	(6,083)
Payment of financing fees	(485)	(486)
Net cash provided by financing activities	3,461	31,894
Net change in cash and cash equivalents	1,919	(11,119)

Cash and cash equivalents including restricted cash:
Balance, January 1,	14,505	23,296
Changes in foreign currency translation	667	265
Balance, June 30,	$17,091	$12,442

Supplemental disclosures:
Income taxes paid	$1,698	$3,371
Interest paid	2,369	2,075
Property, plant and equipment acquired under finance leases	-	446
Non-cash investing - capital expenditures accrued	663	1,917
Non-cash investing and financing - issuance of common stock for the Intelie earn-out	-	3,000
Right-of-use operating lease entered into	121	-

	June 30,	June 30,
	2020	2019
Cash and cash equivalents	$15,591	$10,879
Restricted cash - current portion	-	41
Restricted cash - long-term portion	1,500	1,522
Cash and cash equivalents including restricted cash	$17,091	$12,442

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional		Accumulated Other	Total	Non-Redeemable,
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity	Non-Controlling Interest	Total Equity
	(dollars and shares in thousands)
Balance, March 31, 2019	19,711	$20	198	$(2,677)	$177,404	$(108,500)	$(19,096)	$47,151	$(45)	$47,106
Issuance of common stock upon the exercise of stock options	1	-	-	-	3	-	-	3	-	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	49	-	-	-	-	-	-	-	-	-
Issuance of common stock for the Intelie earn-out	208	-	-	-	3,000	-	-	3,000	-	3,000
Stock withheld to cover employee taxes on stock-based compensation	-	-	3	1	-	-	-	1	-	1
Stock-based compensation	-	-	-	-	1,170	-	-	1,170	-	1,170
Foreign currency translation	-	-	-	-	-	-	178	178	-	178
Net income (loss)	-	-	-	-	-	(6,156)	-	(6,156)	30	(6,126)
Balance, June 30, 2019	19,969	$20	201	$(2,676)	$181,577	$(114,656)	$(18,918)	$45,347	$(15)	$45,332

Balance, March 31, 2020	20,454	$20	432	$(3,271)	$188,425	$(142,514)	$(26,659)	$16,001	$69	$16,070
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	97	1	-	-	-	-	-	1	-	1
Stock withheld to cover employee taxes on stock-based compensation	-	-	14	(10)	(6)	-	-	(16)	-	(16)
Stock-based compensation	-	-	-	-	832	-	-	832	-	832
Foreign currency translation	-	-	-	-	-	-	(391)	(391)	-	(391)
Net income (loss)	-	-	-	-	-	(4,322)	-	(4,322)	70	(4,252)
Balance, June 30, 2020	20,551	$21	$446	$(3,281)	$189,251	$(146,836)	$(27,050)	$12,105	$139	$12,244

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional		Accumulated Other	Total	Non-Redeemable,
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity	Non-Controlling Interest	Total Equity
	(dollars and shares in thousands)
Balance, January 1, 2019	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the exercise of stock options	1	-	-	-	3	-	-	3	-	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	295	1	-	-	-	-	-	1	-	1
Issuance of common stock for the Intelie earn-out	208	-	-	-	3,000	-	-	3,000	-	3,000
Stock withheld to cover employee taxes on stock-based compensation	-	-	109	(1,406)	-	-	-	(1,406)	-	(1,406)
Stock-based compensation	-	-	-	-	5,628	-	-	5,628	-	5,628
Foreign currency translation	-	-	-	-	-	-	336	336	-	336
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(135)	(135)
Net income (loss)	-	-	-	-	-	(18,139)	-	(18,139)	60	(18,079)
Balance, June 30, 2019	19,969	$20	201	$(2,676)	$181,577	$(114,656)	$(18,918)	$45,347	$(15)	$45,332

Balance, January 1, 2020	19,979	$20	204	$(2,693)	$184,571	$(115,673)	$(19,502)	$46,723	$154	$46,877
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	572	1	-	-	-	-	-	1	-	1
Stock withheld to cover employee taxes on stock-based compensation	-	-	242	(588)	(6)	-	-	(594)	-	(594)
Stock-based compensation	-	-	-	-	4,686	-	-	4,686	-	4,686
Foreign currency translation	-	-	-	-	-	-	(7,548)	(7,548)	-	(7,548)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(155)	(155)
Net income (loss)	-	-	-	-	-	(31,163)	-	(31,163)	140	(31,023)
Balance, June 30, 2020	20,551	$21	$446	$(3,281)	$189,251	$(146,836)	$(27,050)	$12,105	$139	$12,244

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

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of June 30, 2020, and December 31, 2019, the amount of CIEB related to Systems Integration projects was $13.0 million and $13.3 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid within a one-year period. As of June 30, 2020 and December 31, 2019, $1.6 million and $1.0 million, respectively, of amounts billed to customers in excess of revenue recognized to date were classified as a current liability, under deferred revenue and other current liabilities.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Condensed Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue were included in CIEB as of June 30, 2020, and December 31, 2019. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of June 30, 2020, we have a backlog for our percentage of completion projects of $15.9 million, which will be recognized over the remaining contract term for each contract. The percentage of completion contract terms are typically one to three years. As of December 31, 2019, we had a backlog for our percentage of completion projects of $26.2 million.

Leases

Effective with adoption of Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (the new lease standard) on January 1, 2019, we now determine if an arrangement is a lease at inception. Operating leases right-of-use assets and liabilities are included in right-to-use lease asset, deferred revenue and other current liabilities, and right-to-use lease liability – long-term portion on our condensed consolidated balance sheets. Finance leases are included in property, plant and equipment; current maturities of long-term debt; and long-term debt on our condensed consolidated balance sheets.

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

In March 2020, the FASB issued Accounting Standards Update No. 2020-04 (ASU  2020-04), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting or recognizing the effects of the LIBOR or another reference rate reform on financing rate. The amendments are effective through December 31, 2022.  We are currently in the process of evaluating the impact of the transition from LIBOR to alternative reference rates, but we do not expect a material impact on our consolidated financial statements.

Note 2 – Business and Credit Concentrations

The Company is exposed to various business and credit risks including interest rate, foreign currency, credit and liquidity risks.

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are presently tied to LIBOR resulting in interest rate risk (see Note 5 – Long-Term Debt). The Company presently does not use financial instruments to hedge interest rate risk, but evaluates this on a regular basis and may utilize financial instruments in the future if deemed necessary.

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

Credit and Customer Concentration Risk

Credit risk, with respect to accounts receivable, is due to customers being concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The Company provides an allowance for credit losses, which is adjusted based

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

on historical experience, current economic conditions, and reasonable. The company determined ASU 2016-13 did not have a material impact on the allowance for doubtful accounts. Although no single customer comprised over 10% of our revenue for the six months ended June 30, 2020, our top 5 customers generated 28.7% of the Company’s revenue for the six months ended June 30, 2020.

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

The oil and gas industry experienced an unprecedented disruption during the first half of 2020 as a result of a combination of factors, including the coronavirus (“COVID-19”) pandemic and disagreements between the Organization of Petroleum Exporting Countries (OPEC) in March 2020 regarding reduction on production of oil. These market conditions significantly impacted the Company’s internal forecast. As a result, the Company performed an interim goodwill impairment test. The Company used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the Company’s discount rate. Some of the significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical information with supplemental data by current and anticipated market conditions and estimated growth rates. The Company's estimates are based upon assumptions believed to be reasonable. The Company determined that the carrying amount in two of our reporting units was in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million during the six months ended June 30, 2020. The charge fully impairs goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million during the six months ended June 30, 2020.  The impairment test for Apps & IoT resulted in no impairment related to the goodwill balance of $20.1 million during the six months ended June 30, 2020. The Company's estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from those used in the Company's valuations. Any future downturn in our business could adversely impact the key assumptions in our impairment test.

As of June 30, 2020, and December 31, 2019, goodwill was $20.1 million and $46.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, increases with acquisitions, and decreases in the event an impairment is recognized.

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

Based on the indicators discussed above, the Company reviewed certain finite intangible and other long-lived assets for impairment during the six months ended June 30, 2020. The Company performed a recoverability analysis and determined that the recoverable value was in excess of its carrying value, therefore no impairment was recognized during the six months ended June 30, 2020.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2020, and December 31, 2019, intangibles were $25.6 million and $30.1 million, respectively. During the three months ended June 30, 2020 and 2019, the Company recognized amortization expense of $1.9 million and $2.4 million, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized amortization expense of $3.9 million and $4.9 million, respectively

The following table sets forth expected amortization expense of intangibles for the remainder of 2020 and the following years (in thousands):

2020	3,233
2021	6,243
2022	5,834
2023	5,221
2024	3,659
Thereafter	1,436
$25,626

Note 4 – Restricted Cash

As of June 30, 2020, the Company had no restricted cash in current assets and $1.5 million in long-term assets. As of December 31, 2019, the Company had restricted cash of $0.1 million in current assets and $1.5 million in long-term assets. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the MCS segment (see Note 5 – Long-Term Debt).

Note 5 – Long-Term Debt

As of June 30, 2020, and December 31, 2019, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	June 30,	December 31,
	2020	2019
	(in thousands)
Term Loan	$14,000	$5,000
Term-Out Loan	-	25,500
Revolving credit facility (RCF)	92,400	77,150
Vendor Finance Arrangement	2,557	-
Paycheck Protection Program Loan	6,298	-
Unamortized deferred financing costs	(762)	(466)
Finance lease	460	543
	114,953	107,727
Less: Current maturities of long-term debt	(7,633)	(10,627)
Current maturities of Vendor Finance Arrangement	(992)	-
Current maturities of finance lease	(167)	(166)
	$106,161	$96,934

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

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25%, determined based on the Company’s Consolidated Leverage Ratio. LIBOR is scheduled to cease to exist entirely after 2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly. The weighted average interest rate for the three months ended June 30, 2020 and 2019 were 3.8% and 5.3%, respectively. The weighted average interest rate for the six months ended June 30, 2020 and 2019 were 4.1% and 5.3%, respectively, with an interest rate of 3.4% at June 30, 2020.

Term Loan

As of June 30, 2020, the outstanding principal amount of the Term Loan was $14.0 million, excluding the impact of unamortized deferred financing costs.

RCF

As of June 30, 2020, outstanding draws on the RCF were $92.4 million.

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

We believe we have accurately calculated and reported our required debt covenant calculations for the June 30, 2020 reporting period and are in compliance with the required covenant ratios. As of June 30, 2020, the Consolidated Leverage Ratio was 3.03 and Consolidated Fixed Charge Coverage Ratio was 2.32.

Vendor Finance Agreement

As of June 30, 2020, the Company had a vendor financing agreement in place, with an outstanding balance of $2.6 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023.

Paycheck Protection Program Loan

In May 2020, the Company entered into a loan agreement (PPP Loan) with Bank of America, N.A., as the lender, pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration (SBA) established under the Coronavirus Aid, Relief, and Economic Security Act. Under the PPP Loan, the Company borrowed $6.3 million which the Company expects to be eligible for forgiveness pursuant to the applicable regulations of the PPP.   Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the Cover Period, as defined in the application for loan forgiveness, after the funding of the loan, (ii) at least 60% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

The amount eligible for forgiveness may be reduced if, among other things, the Company reduces its full-time headcount or if the Company reduces salaries and wages beyond certain limits. While the Company expects all $6.3 million will be used in accordance with the regulations for forgiveness, not all costs are within the control of the Company and these regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA. While the Company cannot determine the ultimate outcome, based on the Company’s assessments on the current rules in place, the Company believes it should qualify for full forgiveness.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Performance Bonds, Surety Bonds and Other Similar Instruments

As of June 30, 2020, there were $8.5 million of performance bonds, surety bonds and similar instruments outstanding of which $2.1 million is issued by the parties under the Credit Agreement.

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

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2020 and the following years (in thousands):

2020	4,354
2021	8,731
2022	101,561
2023	307
Total debt, including current maturities	$114,953

Note 6 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).
•	Restricted Cash — Reported amounts approximate fair value.
•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.
•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.
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

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. The earn-out is payable in RigNet stock in portions and is based on certain post-closing performance targets under the acquisition agreement. In May 2019, the Company issued 208,356 shares of its common stock, with an aggregate value of $3.0 million, as payment for the portion of the earn-out earned as of the first anniversary of the closing of the acquisition.

The earn-out was originally payable on the first, second and third anniversary of the March 23, 2018 closing of the acquisition. However, on June 11, 2020, the Company, Intelie and the former shareholders of Intelie entered into the Third Amendment to the Purchase Agreement dated as of January 15, 2018. The Amendment clarified the calculation of certain contingent consideration, extended the earn-out achievement period by six months, and delayed the time of payment of a portion of that contingent consideration until September 23, 2021, but did not change the amount or form of consideration that could be paid pursuant to the Purchase Agreement. The value of the maximum remaining earn-out consideration is $13.9 million.

As of June 30, 2020, the fair value of the earn-out was $13.7 million, all in other long-term liabilities. During the three and six months ended June 30, 2020, RigNet recognized an increase in the fair value of the earn-out of $3.9

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million. Additionally, during the three and six months ended June 30, 2020, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities.

As of December 31, 2019, the fair value of the earn-out was $9.7 million with $4.4 million in deferred revenue and other current liabilities and $5.3 million in other long-term liabilities. During the three and six months ended June 30, 2019, RigNet recognized an increase in the fair value of the earn-out of $1.3 million. Additionally, during the three and six months ended June 30, 2019, RigNet recognized accreted interest expense on the Intelie earn-out of $0.1 million with corresponding increases to other liabilities.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of June 30, 2020, the fair value of the contingent consideration was $3.0 million of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. As of December 31, 2019, the fair value of the contingent consideration was $3.1 million, of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. During the three and six months ended June 30, 2020, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million, and $0.2 million, respectively, with corresponding increases to other liabilities. During the three and six months ended June 30, 2020, RigNet paid cash of none and $0.2 million, respectively, in required royalty payments, with corresponding decreases to other liabilities. During the three and six months ended June 30, 2019, RigNet paid cash of $0.1 million and $0.1 million, respectively, in required royalty payments, with corresponding decreases to other liabilities.

Note 7 – Income Taxes

The Company’s effective income tax rate was (3.1%) and 2.7% for the three and six months ended June 30, 2020. The Company’s effective income tax rate was (56.2%) and (36.9%) for the three and six months ended June 30, 2019. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

The Company has computed the provision for taxes for the current and comparative periods using the actual year-to-date effective tax rate. The Company’s financial projections for those periods did not provide the level of detail necessary to calculate a forecasted effective tax rate.

The Company received notices informing us of audits of the Company’s 2016-2018 income tax returns in Malaysia, the 2010-2014 income tax returns in Qatar and the 2018 income tax return in Saudi Arabia. It is unclear if the audits and the appeals processes, if necessary, will be completed within the next twelve months. The Company is in the early stages of the audits and is unable to quantify any potential settlement or outcome of the audits at this time. The authorities closed the audit of the Company’s 2016-2017 income tax returns in Singapore with no additional assessments.

The Company believes that it is reasonably possible that a decrease of up to $4.4 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

Note 8 – Stock-Based Compensation

During the six months ended June 30, 2020, the Company granted a total of 836,439 shares of common stock and restricted stock units (RSUs) to certain directors, officers and employees of the Company under the 2019 Omnibus Incentive Plan (2019 Plan). Of these, the Company granted (i) 602,457 shares of common stock were associated with the payment of the Company’s 2019 short term incentive plan to certain officers and employees and were fully vested on issuance and (ii) 233,982 RSUs to outside directors that vest in 2021. The fair value of restricted stock units and shares of common stock is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

During the six months ended June 30, 2020, 59,056 RSUs and 23,619 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and six months ended June 30, 2020, was $0.8 million and $4.7 million respectively, and reported as a general and

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

administrative expense in the Corporate segment. Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and six months ended June 30, 2019, was $1.2 million and $5.6 million, respectively. As of June 30, 2020, there was $7.3 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 1.9 years.

Note 9 – Earnings (loss) per Share

Basic earnings (loss) per share (EPS) are computed by dividing net loss attributable to RigNet common stockholders by the weighted average number of basic shares outstanding during the period. Basic shares equal the total of the common shares outstanding, but excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock, RSUs or PSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the weighted average number of diluted shares outstanding during the period. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than anti-dilutive shares, if any. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect if included, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The effect of stock-based awards was not included in the Company’s calculation of diluted EPS for the three and six months ended June 30, 2020, due to the net loss for the periods.

The effect of stock-based awards was not included in the Company’s calculation of diluted EPS for the three and six months ended June 30, 2019, due to the net loss for the periods.

Note 10 – Commitments and Contingencies

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years.

In June 2019, the Company announced that it reached a settlement with Inmarsat that concludes the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019, $5.0 million in July 2019 and will pay $0.8 million in the third quarter of 2020. The Company had an accrued liability of $0.8 million as of June 30, 2020.

The Company incurred GX Dispute Phase II costs of $2.2 million and $4.4 million for the three and six months ended June 30, 2019.

Other Litigation

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets.

Sales Tax Audit

The Company is undergoing a routine sales tax audit from a state where the Company has operations. The audit can cover up to a four-year period. It is expected that the audit and the appeals process, if necessary, will be completed within the year. The Company does not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Operating Leases

The Company’s leasing activities primarily consist of leases of real estate including office space under lease agreements expiring on various dates through 2025. For the three and six months ended June 30, 2020, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million and $1.2 million, respectively. For the three and six months ended June 30, 2019, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.7 million and $1.4 million, respectively.

As of June 30, 2020, future undiscounted minimum lease obligation maturities for the remainder of 2020 and future years were as follows (in thousands):

2020	$1,015
2021	1,487
2022	1,211
2023	1,195
2024	1,200
Thereafter	3,020
Total lease payments	$9,128
Less present value discount	(1,493)
Amounts recognized in Balance Sheet	$7,635
Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	1,805
Right-of-use lease liability - long-term portion	5,830
Total right-to-use lease liability	$7,635

Operating lease right-of-use assets for leases were $6.2 million as of June 30, 2020.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.1%. The weighted-average remaining lease term as of June 30, 2020 was 6.9 years.

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of June 30, 2020, the Company had the following commercial commitments related to satellite and network services for the remainder of 2020 and the future years thereafter (in thousands):

2020	11,375
2021	12,654
2022	5,800
2023	204
$30,033

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s reportable segment information as of and for the three and six months ended June 30, 2020 and 2019, is presented below.

	Three Months Ended June 30, 2020
	Managed Communication Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$34,136	$8,805	$10,450	$-	$53,391
Cost of revenue (excluding depreciation and amortization)	22,985	3,221	7,481	-	33,687
Depreciation and amortization	4,843	1,154	157	759	6,913
Change in fair value of earn-out/contingent consideration	-	-	-	3,916	3,916
Selling, general and administrative	2,436	1,563	302	7,359	11,660
Operating income (loss)	$3,872	$2,867	$2,510	$(12,034)	$(2,785)
Capital expenditures	1,900	911	-	244	3,055

	Three Months Ended June 30, 2019
	Managed Communication Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$41,205	$8,005	$11,122	$-	$60,332
Cost of revenue (excluding depreciation and amortization)	25,019	4,387	7,113	-	36,519
Depreciation and amortization	5,059	1,226	639	755	7,679
Change in fair value of earn-out/contingent consideration	-	-	-	1,284	1,284
Selling, general and administrative	3,346	835	570	12,659	17,410
Operating income (loss)	$7,781	$1,557	$2,800	$(14,698)	$(2,560)
Capital expenditures	$3,689	$403	$-	$481	$4,573

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30, 2020
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$74,032	$17,548	$20,572	$-	$112,152
Cost of revenue (excluding depreciation and amortization)	48,487	7,782	15,368	-	71,637
Depreciation and amortization	9,502	2,336	321	1,685	13,844
Impairment of goodwill	21,755	-	1,386	-	23,141
Change in fair value of earn- out/contingent consideration	-	-	-	3,916	3,916
Selling, general and administrative	5,243	3,183	706	19,169	28,301
Operating income (loss)	$(10,955)	$4,247	$2,791	$(24,770)	$(28,687)
Total assets	$127,535	$35,690	$32,340	$22,468	$218,033
Capital expenditures	4,739	1,425	-	588	6,752

	Six Months Ended June 30, 2019
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$83,538	$16,020	$18,284	$-	$117,842
Cost of revenue (excluding depreciation and amortization)	52,004	8,884	12,087	-	72,975
Depreciation and amortization	11,323	2,457	1,301	1,510	16,591
Change in fair value of earn-out/contingent consideration	-	-	-	1,284	1,284
Selling, general and administrative	7,143	1,400	1,694	27,436	37,673
Operating income (loss)	$13,068	$3,279	$3,202	$(30,230)	$(10,681)
Total assets	$159,874	$45,281	$24,747	$14,471	$244,373
Capital expenditures	$10,325	$836	$-	$501	$11,662

The following table presents revenue earned from the Company’s domestic and international operations for the three and six months ended June 30, 2020 and 2019. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are monitored to ensure the location of service information is properly reflected.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Domestic	$22,582	$28,881	$45,857	$53,508
International	30,809	31,451	66,295	64,334
Total	$53,391	$60,332	$112,152	$117,842

The following table presents goodwill, right-of-use lease assets and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
	(in thousands)
Domestic	$66,586	$76,253
International	39,512	67,631
Total	$106,098	$143,884

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Related Party Transactions

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by KKR & CO. Inc. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company sells Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings.  In the three and six months ended June 30, 2020, the Company purchased none and $0.1 million, respectively, from Darktrace in the ordinary course of business. In the three and six months ended June 30, 2019, the Company purchased $0.1 million and $0.1 million, respectively, from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for a quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS, which is owned by and has as the chairman of its board one of our board members. In the three and six months ended June 30, 2020, the Company purchased $0.1 million and $0.1 million, respectively, from Vissim AS in the ordinary course of business. In the three and six months ended June 30, 2019, the Company purchased $0.6 million and $0.6 million, respectively, from Vissim AS in the ordinary course of business.

Note 13 – Restructuring Costs – Cost Reduction Plans

During the six months ended June 30, 2019, the Company incurred a net pre-tax restructuring expense of $0.6 million reported as a general and administrative expense in the Corporate segment associated with the reduction of 25 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”). The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-looking statements may include statements about:

•	the effects of the COVID-19 pandemic and its effect on general economic activities, including reduced demand for oil and gas;
•	expected forgiveness of any loan obtained by the Company pursuant to the Paycheck Protection Program of the United States Small Business Administration;
•

the level of drilling and production activity and the number of offshore drilling rigs, floating production storage and offloading units and other vessels that are removed from service, either temporarily or permanently;

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

•	our ability to develop and market additional products and services;
•	our cost reduction, restructuring activities and related expenses;

•	our ability to maintain our WiMax, microwave and LTE networks in the Gulf of Mexico; and
•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

In some cases, forward-looking statements can be identified by terminology such as “may,” “could,” “should,” “would,” “expect,” “plan,” “project,” “intend,” “will,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “pursue,” “target,” “continue,” the negative of such terms or other comparable terminology that convey the uncertainty of future events or outcomes. All of these types of statements, other than statements of historical fact included in this Quarterly Report on Form 10-Q, are forward-looking statements.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are largely based on Company expectations, which reflect estimates and assumptions made by Company management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors. Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond our control. In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance, and we cannot assure any reader that such statements will be realized or the forward-looking statements or events will occur. Future results may differ materially from those anticipated or implied in forward-looking statements due to factors listed in the “Risk Factors” section of our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these factors materialize, or if any underlying assumptions prove incorrect, our actual future results, performance or achievements may vary materially from any projected future results, performance or achievements expressed or implied by these forward-looking statements. Additionally, the COVID-19 pandemic has had and continues to have a material adverse impact on the world economy and the oil and gas industry, the results of which may exacerbate any or all of the risk factors described in our Annual Report or herein. As both the spread of the virus as well as government and industry reactions thereto are occurring at a rapid pace, the ultimate effect of the virus on our business, financial condition and results of operations remains uncertain. The forward-looking statements speak only as of the date made, and other than as required by law, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Developments

In May 2020, we entered into a loan agreement (PPP Loan) with Bank of America, N.A., as the lender, pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration (SBA) established under the Coronavirus Aid, Relief, and Economic Security Act.  Under the PPP Loan, we borrowed $6.3 million which we expect to be eligible for forgiveness pursuant to the applicable regulations of the PPP. Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the Cover Period, as defined in the application for loan forgiveness, after the funding of the loan, (ii) at least 60% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

The amount eligible for forgiveness may be reduced if, among other things, we reduce our full-time headcount, or we reduce salaries and wages beyond certain limits. While we expect all $6.3 million will be used in accordance with the regulations for forgiveness, not all costs are within our control and these regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA. While we cannot determine the ultimate outcome, based on our assessments on the current rules in place, we believe it should qualify for full forgiveness.

Any amounts not forgiven must be repaid in two years and accrue interest at a rate of 1.0% per year.  No interest or principal payments are due for six months, at which time interest and principal payments will be made on any unforgiven balance under terms established by Bank of America, N.A. at that time.  The SBA has publicly stated that it intends to review all loans in excess of $2.0 million when loan forgiveness is requested.  The SBA has not provided any further details of this review and we cannot provide any assurances regarding the results of any such review.

We are considered a “smaller reporting company” and “non-accelerated filer” under the rules of the Securities and Exchange Commission. We are therefore exempt from certain disclosure requirements, such as providing selected financial data and executive compensation information. We are also no longer required to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. We have not yet decided which, if any, of these exemptions we will utilize. If we decide to rely on some of these exemptions, we do not anticipate changing or reducing our controls environment. If we decide to use the exemption from the external audit of our internal control over financial reporting environment, our auditors will not opine on our internal control environment and it may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

As of June 30, 2020, we have a backlog for our percentage of completion projects of $15.9 million.

Known Trends and Uncertainties

Operating Matters

In the first half of 2020, our customers and us were adversely impacted by the COVID-19 pandemic. Our customers and us have had to close certain offices and have the majority of employees working from home. Our customers have had certain of their work-sites for large projects closed and are operating certain sites with only essential employees. Global economic activity and the oil and gas industry declined substantially in the first half of 2020. Travel to and from remote locations has been restricted and, in some cases, suspended. The global oil industry we serve has experienced reduced demand and furloughs as a result. Furthermore, in first half of 2020, the Saudi state oil producer, Saudi Aramco and Russia, along with the broader OPEC+ group, initially failed to reach an agreement to continue production cuts and collectively launched a price war with the goal of attempting to recapture market share that OPEC+ had lost to U.S. oil producers in recent years. Following the OPEC+ actions on price and in conjunction with significantly reduced demand as a result of the COVID-19 pandemic, Brent crude prices as of December 31, 2019 were $67.77, fell to $9.12 as of April 21, 2020, and have risen to $41.64 per barrel as of June 30, 2020.

Uncertainties in the oil and gas industry will continue to impact our profitability. The fundamentals of the oil and gas industry we serve are expected to remain challenged throughout 2020. Many oil and gas companies have already cut their capital expenditure budgets significantly, reduced and/or furloughed their workforces, and delayed decisions on future projects or canceled them altogether. During 2020, we expect both onshore and offshore drilling activity to decline compared to both the previous year and the previous forecast. SI project decision-making is likely to slow and construction on existing projects may be suspended or delayed due to the impacts of COVID-19. Finally, while our Apps & IoT segment may also be impacted, we believe our products provide much-needed solutions that enable our customers to be more productive, efficient, safe, and financially competitive.

In response to this rapidly changing environment, RigNet has taken proactive measures to reduce costs, including eliminating all travel that is not customer-facing, reducing professional fees, eliminating discretionary spending, and temporarily reducing compensation for our executives, our employees, and our board of directors.  We are also working with both customers and suppliers to reduce our bandwidth costs as sites move from working to idle. However, our ability to significantly reduce our bandwidth commitments is limited given the nature of our contracts with those satellite providers. RigNet has also sought to take advantage of certain government relief programs available in the various jurisdictions in which we work.

In addition, uncertainties that could impact our profitability include service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, cyber-attacks, export restrictions, licenses and other trade barriers, any or all of which could be further exacerbated by the COVID-

19 pandemic.  These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations. Additional uncertainties that could impact our operating cash flows include the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs. We believe these trends have made lenders more reluctant to provide financing to companies operating in and serving the oil and gas industry. We may be unable to access additional credit to fund ongoing operations.

Sales Tax Audit

We are undergoing a routine sales tax audit from a state where we have operations. The audit can cover up to a four-year period. It is expected that the audit and the appeals process, if necessary, will be completed within the year. We do not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$53,391	$60,332	$112,152	$117,842
Expenses:
Cost of revenue (excluding depreciation and amortization)	33,687	36,519	71,637	72,975
Depreciation and amortization	6,913	7,679	13,844	16,591
Impairment of goodwill	-	-	23,141	-
Change in fair value of earn-out/contingent consideration	3,916	1,284	3,916	1,284
Selling and marketing	2,207	2,952	5,019	6,745
General and administrative	9,453	14,458	23,282	30,928
Total expenses	56,176	62,892	140,839	128,523
Operating loss	(2,785)	(2,560)	(28,687)	(10,681)
Other expense, net	(1,338)	(1,362)	(3,187)	(2,528)
Loss before income taxes	(4,123)	(3,922)	(31,874)	(13,209)
Income tax benefit (expense)	(129)	(2,204)	851	(4,870)
Net loss	(4,252)	(6,126)	(31,023)	(18,079)
Less: Net income attributable to non-controlling interest	70	30	140	60
Net loss attributable to RigNet, Inc. stockholders	$(4,322)	$(6,156)	$(31,163)	$(18,139)
Other Non-GAAP Data:
Adjusted EBITDA	$9,701	$9,775	$18,052	$18,161

The following represents selected financial operating results for our segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Managed Communications Services:
Revenue	$34,136	$41,205	$74,032	$83,538
Cost of revenue (excluding depreciation and amortization)	22,985	25,019	48,487	52,004
Depreciation and amortization	4,843	5,059	9,502	11,323
Impairment of goodwill	-	-	21,755	-
Selling, general and administrative	2,436	3,346	5,243	7,143
Managed Communication Services operating income (loss)	$3,872	$7,781	$(10,955)	$13,068
Applications and Internet-of-Things:
Revenue	$8,805	$8,005	$17,548	$16,020
Cost of revenue (excluding depreciation and amortization)	3,221	4,387	7,782	8,884
Depreciation and amortization	1,154	1,226	2,336	2,457
Selling, general and administrative	1,563	835	3,183	1,400
Applications & Internet-of-Things operating income	$2,867	$1,557	$4,247	$3,279
Systems Integration:
Revenue	$10,450	$11,122	$20,572	$18,284
Cost of revenue (excluding depreciation and amortization)	7,481	7,113	15,368	12,087
Depreciation and amortization	157	639	321	1,301
Impairment of goodwill	-	-	1,386	-
Selling, general and administrative	302	570	706	1,694
Systems Integration and Automation operating income	$2,510	$2,800	$2,791	$3,202

Three Months Ended June 30, 2020 and 2019

Revenue. Revenue decreased by $6.9 million, or 11.5%, to $53.4 million for the three months ended June 30, 2020 from $60.3 million for the three months ended June 30, 2019. Revenue for the Apps & IoT segment increased by $0.8 million, or 10.0%, due to our focus on the growth of the application layer and IoT space. The increase was offset by a $7.1 million decrease in MCS segment revenue due to a decrease in site count and stacking of rigs in the current quarter as a result of the deteriorating conditions in the oil and gas industry that we serve as well as from the effects of the COVID-19 pandemic. Systems Integration revenue decreased by $0.7 million, or 6.0%, due to the timing of certain projects.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $2.8 million, or 7.8%, to $33.7 million for the three months ended June 30, 2020 from $36.5 million for the three months ended June 30, 2019. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $2.0 million and was directly related to the decrease in revenue which was a result of stacking rigs and decreased site counts. Cost of revenue (excluding depreciation and amortization) decreased in the Apps & IoT segment by $1.2 million was due to a decrease in equipment resales compared to the prior-year quarter. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $0.4 million due to the timing of System Integration projects.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.8 million to $6.9 million for the three months ended June 30, 2020 from $7.7 million for the three months ended June 30, 2019. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures.

Selling and Marketing. Selling and marketing expenses decreased by $0.7 million to $2.2 million for the three months ended June 30, 2020 from $3.0 million for the three months ended June 30, 2019 due to reduction in travel, contract labor and trade shows in the current quarter in response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased by $5.0 million to $9.5 million for the three months ended June 30, 2020 from $14.5 million for the three months ended June 30, 2019. General and administrative costs decreased due to reduced stock based-compensation, non-recurring legal cost attributable to the settlement of the GX Dispute during 2019, and reduced travel and professional fees in response to the COVID-19 pandemic.

Income Tax Expense. Our effective income tax rates were (3.1%) and (56.2%) for the three months ended June 30, 2020 and 2019, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Six Months Ended June 30, 2020 and 2019

Revenue. Revenue decreased by $5.7 million, or 4.8%, to $112.2 million for the six months ended June 30, 2020 from $117.8 million for the six months ended June 30, 2019. Revenue for the Apps & IoT segment increased by $1.5 million, or 9.5%, due to our focus on the growth of the application layer and IoT space. Systems Integration revenue increased by $2.3 million, or 12.5%, due to the timing of certain projects. These increases were offset by a $9.5 million decrease in MCS segment revenue due to a decreases in site counts as a result of the deteriorating conditions in the oil and gas industry that we serve as well as from the effects of the COVID-19 pandemic and non-recurring service installation related to the expansion of the LTE network in the Gulf of Mexico that occurred in the prior-year.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $1.3 million, or 1.8%, to $71.6 million for the six months ended June 30, 2020 from $73.0 million for the six months ended June 30, 2019. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $3.3 million due to the timing of System Integration projects. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $3.5 million and was directly related to the decrease in revenue which was a result of stacking rigs and decreased site counts. Cost of revenue (excluding depreciation and amortization) decreased in the Apps & IoT segment by $1.1 million.

Depreciation and Amortization. Depreciation and amortization expense decreased by $2.7 million to $13.8 million for the six months ended June 30, 2020 from $16.6 million for the six months ended June 30, 2019. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures.

Impairment of Goodwill. The combination of the COVID-19 pandemic and unprecedent oil and gas prices during the first half of 2020 impacted our internal forecast. As a result, we performed an interim goodwill impairment test and determined that two of our reporting units had carrying values in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million. The charge fully impaired goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million.

Selling and Marketing. Selling and marketing expenses decreased by $1.7 million to $5.0 million for the six months ended June 30, 2020 from $6.7 million for the six months ended June 30, 2019. The decrease is due to reductions in travel, contract labor and trade shows in the current quarter in response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased by $7.6 million to $23.3 million for the six months ended June 30, 2020 from $30.9 million for the six months ended June 30, 2019. General and administrative costs decreased due to reduced stock based-compensation, non-recurring legal cost attributable to the settlement of the GX Dispute during 2019, and reduced travel and professional fees in response to the COVID-19 pandemic.

Income Tax Expense. Our effective income tax rates were 2.7% and (36.9%) for the six months ended June 30, 2020 and 2019, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At June 30, 2020, we had working capital, including cash and cash equivalents, of $44.4 million.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, the PPP Loan, cash and cash equivalents on hand. We believe we have sufficient liquidity and capital resources to meet our current operating requirements. During the COVID-19 pandemic and reduction of oil and gas activity, the Company has cut spending including board, executive, and employee pay, professional fees, capital expenditures and other operating costs.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our Credit Agreement and additional financing activities we may pursue, which may include debt or equity offerings.

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$14,505	$23,296
GX Dispute payment	-	(45,000)
Remaining net cash provided by operating activities	7,029	13,743
Net cash provided by (used in) operating activities	7,029	(31,257)
Net cash used in investing activities	(8,571)	(11,756)
Net cash provided by financing activities	3,461	31,894
Changes in foreign currency translation	667	265
Cash and cash equivalents including restricted cash, June 30,	$17,091	$12,442

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge against foreign currency exchange risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2020 and 2019, 91.0% and 91.4% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $7.0 million for the six months ended June 30, 2020 compared to net cash used in operating activities of $31.3 million for the six months ended June 30, 2019. The increase in cash from operating activities of $38.3 million was primarily due the $45.0 million GX Dispute payment made during the six months ended June 30, 2019 and the timing of paying our accounts payable partially offset due to the timing of receivables.

Our cash provided by operations is subject to many variables including the volatility of the oil and gas industry, the demand for our services, the cost of satellite bandwidth and the timing of collecting our receivables. Our future cash flow from operations will depend on our ability to increase our contracted services through our sales and marketing efforts while managing our contracted satellite and other communication service costs.

Investing Activities

Net cash used in investing activities was $8.6 million and $11.8 million for the six months ended June 30, 2020 and 2019, respectively.

Net cash used in investing activities during the six months ended June 30, 2020 and 2019 included $8.6 million and $11.9 million of capital expenditures, respectively.

Financing Activities

Net cash provided by financing activities was $3.5 million for the six months ended June 30, 2020. Cash provided by financing activities for the six months ended June 30, 2020, included borrowings on the revolver and

Paycheck Protection Program loan of $6.8 million and $6.3 million, respectively, and partially offset by $8.4 million in principal payments on our long-term debt, $0.6 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the Credit Agreement.

Net cash provided by financing activities was $31.9 million for the six months ended June 30, 2019. Cash provided by financing activities for the six months ended June 30, 2019, included $40.0 million in proceeds from borrowings, partially offset by $6.1 million in principal payments on our long-term debt, $1.4 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the Credit Agreement.

Credit Agreement

The Credit Agreement provides for a $16.0 million Term Loan, a $100.0 million RCF and a $30.0 million accordion feature.

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25% based on the Company’s Consolidated Leverage Ratio. LIBOR is scheduled to cease to exist entirely after 2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly with principal payments of $2.0 million due quarterly beginning June 30, 2020. The weighted average interest rate for the three months ended June 30, 2020 and 2019 were 3.8% and 5.3%, respectively. The weighted average interest rate for the six months ended June 30, 2020 and 2019 were 4.1% and 5.3%, respectively, with an interest rate of 3.4% at June 30, 2020.

As of June 30, 2020, the outstanding principal amounts were $14.0 million for the Term Loan and, $92.4 million for the RCF.

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a Consolidated Leverage Ratio, of less than or equal to 3.25 through the third quarter of 2020. The Consolidated Leverage Ratio requirement then steps down to 3.00 through the second quarter of 2021 and then steps down to 2.75 for all remaining quarters. The Consolidated Fixed Charge Coverage ratio requirement is greater than or equal to 1.25 through the maturity of the Credit Agreement. If any default occurs related to these covenants that are not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company. We believe we have accurately calculated and reported our required debt covenant calculations for the June 30, 2020 reporting period and are in compliance with the required covenant ratios. As of June 30, 2020, the Consolidated Leverage Ratio was 3.03 and Consolidated Fixed Charge Coverage Ratio was 2.32.

Vendor Finance Agreement

As of June 30, 2020, the Company had a vendor financing agreement in place, with an outstanding balance of $2.6 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023.

Paycheck Protection Program Loan

In May 2020, the Company entered into a loan agreement (PPP Loan) with Bank of America, N.A., as the lender, pursuant to the Paycheck Protection Program (PPP) of the U.S. Small Business Administration (SBA) established under the Coronavirus Aid, Relief, and Economic Security Act.  Under the PPP Loan, the Company borrowed $6.3 million which we expect to be eligible for forgiveness pursuant to the applicable regulations of the PPP. Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the Cover Period, as defined in the application for loan forgiveness, after the funding of the loan, (ii) at least 60% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

The amount eligible for forgiveness may be reduced if, among other things, we reduce its full-time headcount or if the Company reduces salaries and wages beyond certain limits. While we expect all $6.3 million will be used in accordance with the regulations and will be eligible for forgiveness, not all costs are within our control and these regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA. While we cannot determine the ultimate outcome, based on our assessments on the current rules in place, we believe it should qualify for full forgiveness.

Any amounts not forgiven must be repaid in two years and accrue interest at a rate of 1.0% per year.  No interest or principal payments are due for six months, at which time interest and principal payments will be made on any unforgiven balance under terms established by Bank of America, N.A. at that time.  The SBA has publicly stated that it intends to review all loans in excess of $2.0 million when loan forgiveness is requested.  The SBA has not provided any further details of this review and we cannot assure the results of any such review.

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

We define Adjusted EBITDA as net loss plus (minus) interest expense; income tax expense (benefit); depreciation and amortization; impairment of goodwill, intangibles, property, plant and equipment; foreign exchange impact of intercompany financing activities; (gain) loss on sales of property, plant and equipment, net of retirements; stock-based compensation expense; restructuring charges; change in fair value of earn-outs and contingent consideration; executive departure costs; mergers and acquisitions costs; the GX Dispute; GX Dispute Phase II costs, COVID-19 costs, and non-recurring items.

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

Although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

•	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect interest expense or principal payments on debt;
•	Adjusted EBITDA does not reflect cash requirements for income taxes;
•	Adjusted EBITDA does not reflect impairment of goodwill, intangibles, property, plant and equipment;
•	Adjusted EBITDA does not reflect the foreign exchange impact of intercompany financing activities;
•	Adjusted EBITDA does not reflect (gain) loss on sales of property, plant and equipment;
•	Adjusted EBITDA does not reflect the stock-based compensation component of employee compensation;
•	Adjusted EBITDA does not reflect mergers & acquisitions costs;
•	Adjusted EBITDA does not reflect the change in fair value of earn-outs and contingent consideration, which may require settlement in cash in the future;
•	Adjusted EBITDA does not reflect executive departure costs;
•	Adjusted EBITDA does not reflect restructuring charges;
•	Adjusted EBITDA does not reflect the GX Dispute;
•	Adjusted EBITDA does not reflect the GX Dispute Phase II costs;
•

Adjusted EBITDA does not reflect the one-time costs directly related to COVID-19 pandemic such as costs associated with cleaning, testing, quarantine of employees, and modifications to our Gulf of Mexico microwave network;

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(4,252)	$(6,126)	$(31,023)	$(18,079)
Interest expense	1,325	1,269	2,853	2,507
Depreciation and amortization	6,913	7,679	13,844	16,591
Impairment of goodwill	-	-	23,141	-
(Gain) loss on sales of property, plant and equipment, net of retirements	(166)	18	116	11
Stock-based compensation	832	1,170	4,686	5,628
Restructuring	-	-		573
Change in fair value of earn-out/contingent consideration	3,916	1,284	3,916	1,284
Executive departure costs	255	-	553	-
Mergers and Acquisitions costs	78	60	146	410
COVID-19 Costs	671	-	671	-
GX dispute Phase II costs	-	2,217	-	4,366
Income tax expense (benefit)	129	2,204	(851)	4,870
Adjusted EBITDA (non-GAAP measure)	$9,701	$9,775	$18,052	$18,161

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

Adjusted EBITDA decreased by $0.1 million to $9.7 million for the three months ended June 30, 2020 from $9.8 million for the three months ended June 30, 2019. Adjusted EBITDA decreased by $0.1 million to $18.1 million for the six months ended June 30, 2020, from $18.2 million for the six months ended June 30, 2019.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the six months ended June 30, 2020 and 2019, 9.0% and 8.6%, respectively, of our revenues were earned in non-U.S. currencies. As of June 30, 2020 and 2019, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to a net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt at June 30, 2020 and December 31, 2019, assuming those liabilities were outstanding for the previous twelve months:

	June 30,	December 31,
	2020	2019
Effect on Net Income (Loss) and Equity - Increase/Decrease:	(in thousands)
1% Decrease/increase in rate	$1,150	$1,077
2% Decrease/increase in rate	$2,299	$2,155
3% Decrease/increase in rate	$3,449	$3,232

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees.  These effects have included and may continue to include adverse revenue, net income and Adjusted EBITDA effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities and the facilities of our customers and suppliers.

The extent to which our operating and financial results are affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by taken businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

          Recently, we have experienced increased cancellations of platform space agreements which are having a material adverse effect on our Gulf of Mexico infrastructure.

We enter License of Platform Space (LOPS) agreements with operators of platforms in the Gulf of Mexico to place equipment necessary for our WiMax, microwave and LTE networks in the Gulf of Mexico.  These agreements allow the operator to cancel the agreement with short notice periods if the operator intends to decommission or abandon the platform.  The downturn in demand for oil and gas triggered by the COVID-19 outbreak has led to a high number of notifications of cancelations of our LOPS agreements. When LOPS agreements are cancelled, we have to relocate equipment to another platform in order to maintain our network infrastructure.  These moves increase our costs and may have a material adverse effect on our financial results.  In addition, we cannot guarantee that alternative platform space is available for all required network moves resulting from the cancellation of LOPS agreements.  Failure to secure alternative space could result in gaps in our network coverage or degraded network performance and could have a material adverse effect on our financial condition, results of operations and cash flows.

We are a “smaller reporting company” and “non-accelerated filer” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” and “non-accelerated filer” under the rules of the Securities and Exchange Commission. We are therefore exempt from certain disclosure requirements, such as providing selected financial data and executive compensation information. We are also no longer required to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. We have not yet decided which, if any, of these exemptions we will utilize. If we decide to use the exemption from the external audit of our internal control over financial reporting environment, our auditors will not opine on our internal control environment and it may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

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

INDEX TO EXHIBITS

2.1

Share Purchase and Sale Agreement and Other Pacts between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2

Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3

Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1

Promissory Note dated as of May 1, 2020, issued by RigNet, Inc. to Bank of America, N.A., in the initial principal amount of $6,787,492.00 (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed with SEC on May 11, 2020, and incorporated herein by reference)

10.2

Third Amendment to the Share Purchase and Sale Agreement and Other Pacts between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 ( filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with SEC on June 18, 2020, and incorporated herein by reference)

10.3+	First Amendment to the RigNet, Inc. 2019 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: August 7, 2020	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)