Form 10-Q
period 2020-09-30
RigNet, Inc.
filed 2020-11-06
CIK 1162112

tonf

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

At October 31, 2020, there were outstanding 20,559,781 shares of the registrant’s Common Stock.

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

AI	Artificial Intelligence
Apps	Applications
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AVI	Adaptive Video Intelligence
B2B	Business to Business
BOP	Blow-Out Preventer
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act of 2020
CIEB	Costs and Estimated Earnings in Excess of Billings on uncompleted contracts
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

COVID-19	The novel Coronavirus, the response to which resulted in a global economic slowdown which had significant negative effects on the oil and gas industry.
Cyphre®	Cyphre Security Solutions, LLC, acquired in 2017, provides cybersecurity solutions with advanced enterprise data protection
ECS	Enhanced Cyber Security
EPC	Engineering, Procurement and Construction
EPS	Earnings Per Share
Exchange Act	The United States Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCC	Federal Communications Commission
GAAP	Generally Accepted Accounting Principles in the United States
GX	Inmarsat plc’s Global Express satellite bandwidth service
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

Intelie	Intelie soluções em Informática SA, acquired in 2018, provides machine learning and real-time predictive analytics
IoT	Internet-of-Things
LIBOR	London Interbank Offered Rate
LTE	A 4G and 5G technology, Long Term Evolution
MCS	Managed Communications Services
NASDAQ	NASDAQ Global Select Market, where RigNet’s common shares are listed for trading
Nessco	Nessco Group Holdings LTD, acquired in 2012, provides Systems Integration solutions
NOC	Network Operations Center
OPEC	Organization of Petroleum Exporting Countries
PLC	Programmable Logic Controller
PPP	Paycheck Protection Program of the SBA pursuant to the CARES Act
PPP Loan	Loan agreement with Bank of America, N.A., as the lender, pursuant to the PPP
PSU	Performance Share Unit
RCF	Revolving Credit Facility available under the Credit Agreement
RSU	Restricted Stock Unit
SaaS	Software as a Service
SAB	Staff Accounting Bulletin
SBA	U.S. Small Business Administration
SCADA	Supervisory Control and Data Acquisition
SEC	The United States Securities and Exchange Commission
SI	Systems Integration
TECNOR	Orgtec S.A.P.I. de C.V., d.b.a. TECNOR, acquired in March 2016, increases solutions offerings in Mexico
The Tax Act	The Tax Cuts and Jobs Act of 2017

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

RIGNET, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2020	2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,887	$12,941
Restricted cash	1,500	42
Accounts receivable, net	58,583	67,059
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	14,421	13,275
Prepaid expenses and other current assets	5,141	6,500
Total current assets	96,532	99,817
Property, plant and equipment, net	51,005	60,118
Restricted cash	-	1,522
Goodwill	19,982	46,792
Intangibles, net	20,392	30,145
Right-of-use lease asset	6,193	6,829
Deferred tax and other assets	5,378	5,757
TOTAL ASSETS	$199,482	$250,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$21,226	$28,517
Accrued expenses	16,828	16,660
Current maturities of long-term debt	8,836	10,793
Income taxes payable	1,223	2,649
GX dispute accrual	-	750
Deferred revenue and other current liabilities	19,121	11,173
Total current liabilities	67,234	70,542
Long-term debt	100,241	96,934
Deferred revenue	767	855
Deferred tax liability	1,989	2,672
Right-of-use lease liability - long-term portion	5,764	6,329
Other liabilities	16,304	26,771
Total liabilities	192,299	204,103
Commitments and contingencies (Note 10)
Equity:
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at September 30, 2020 and December 31, 2019	-	-
Common stock - $0.001 par value; 190,000,000 shares authorized; 20,556,408 and 19,979,284 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	21	20
Treasury stock - 448,586 and 203,756 shares at September 30, 2020 and December 31, 2019, respectively, at cost	(3,285)	(2,693)
Additional paid-in capital	189,753	184,571
Accumulated deficit	(152,373)	(115,673)
Accumulated other comprehensive loss	(27,011)	(19,502)
Total stockholders' equity	7,105	46,723
Non-redeemable, non-controlling interest	78	154
Total equity	7,183	46,877
TOTAL LIABILITIES AND EQUITY	$199,482	$250,980

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)

Revenue	$48,722	$60,993	$160,874	$178,835
Expenses:
Cost of revenue (excluding depreciation and amortization)	29,995	35,662	101,632	108,637
Depreciation and amortization	6,375	7,172	20,219	23,763
Impairment of goodwill and intangible assets	3,836	-	26,977	-
Change in fair value of earn-out/contingent consideration	-	-	3,916	1,284
Selling and marketing	2,262	2,784	7,281	9,529
General and administrative	9,295	12,377	32,577	43,305
Total expenses	51,763	57,995	192,602	186,518
Operating income (loss)	(3,041)	2,998	(31,728)	(7,683)
Other expense:
Interest expense	(1,315)	(1,784)	(4,168)	(4,291)
Other income (expense), net	(416)	(486)	(750)	(507)
Income (loss) before income taxes	(4,772)	728	(36,646)	(12,481)
Income tax (expense) benefit	(695)	(998)	156	(5,868)
Net loss	(5,467)	(270)	(36,490)	(18,349)
Less: Net loss attributable to non-redeemable, non-controlling interest	70	224	210	284
Net loss attributable to RigNet, Inc. stockholders	$(5,537)	$(494)	$(36,700)	$(18,633)
COMPREHENSIVE LOSS
Net loss	$(5,467)	$(270)	$(36,490)	$(18,349)
Foreign currency translation	39	(2,913)	(7,509)	(2,577)
Comprehensive loss	(5,428)	(3,183)	(43,999)	(20,926)
Less: Comprehensive income attributable to non-controlling interest	70	224	210	284
Comprehensive loss attributable to RigNet, Inc. stockholders	$(5,498)	$(3,407)	$(44,209)	$(21,210)
LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(5,537)	$(494)	$(36,700)	$(18,633)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(0.25)	$(0.02)	$(1.69)	$(0.94)
Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(0.25)	$(0.02)	$(1.69)	$(0.94)
Weighted average shares outstanding, basic	22,573	19,970	21,776	19,777
Weighted average shares outstanding, diluted	22,573	19,970	21,776	19,777

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash flows from operating activities:
Net loss	$(36,490)	$(18,349)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	20,219	23,763
Impairment of goodwill and intangible assets	26,977	-
Stock-based compensation	5,188	7,132
Amortization of deferred financing costs	284	252
Deferred taxes	(595)	4,902
Change in fair value of earn-out/contingent consideration	3,916	1,284
Accretion of discount of contingent consideration payable for acquisitions	468	262
(Gain) loss on sales of property, plant and equipment, net of retirements	195	19
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable, net	7,501	4,995
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	(243)	(4,536)
Prepaid expenses and other assets	1,472	128
Right-of-use lease asset	636	1,214
Accounts payable	(4,366)	5,355
Accrued expenses	(225)	36
GX Dispute payment	(750)	(50,000)
Deferred revenue	(1,257)	1,635
Right-of-use lease liability	(827)	(1,593)
Other liabilities	(3,383)	(2,444)
Net cash provided by (used in) operating activities	18,720	(25,945)

Cash flows from investing activities:
Capital expenditures	(10,698)	(16,776)
Proceeds from sales of property, plant and equipment	27	300
Net cash used in investing activities	(10,671)	(16,476)

Cash flows from financing activities:
Issuance of common stock upon the exercise of stock options and the vesting of restricted stock	1	4
Stock withheld to cover employee taxes on stock-based compensation	(598)	(1,412)
Subsidiary distributions to non-controlling interest	(286)	(275)
Proceeds from borrowings	15,550	48,500
Proceeds from Paycheck Protection Program Loan	6,298	-
Repayments of long-term debt	(23,163)	(11,413)
Payment of financing fees	(485)	(486)
Net cash provided by (used in) financing activities	(2,683)	34,918
Net change in cash and cash equivalents	5,366	(7,503)

Cash and cash equivalents including restricted cash:
Balance, January 1,	14,505	23,296
Changes in foreign currency translation	(1,484)	35
Balance, September 30,	$18,387	$15,828

Supplemental disclosures:
Income taxes paid	$3,698	$3,881
Interest paid	3,349	3,645
Property, plant and equipment acquired under finance leases	-	556
Non-cash investing - capital expenditures accrued	566	2,873
Non-cash investing and financing - issuance of common stock for the Intelie earn-out	-	3,000
Right-of-use operating lease entered into	582	539

	September 30,	September 30,
	2020	2019
Cash and cash equivalents	$16,887	$14,267
Restricted cash - current portion	1,500	39
Restricted cash - long-term portion	-	1,522
Cash and cash equivalents including restricted cash	$18,387	$15,828

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional		Accumulated Other	Total	Non-Redeemable,
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity	Non-Controlling Interest	Total Equity
	(dollars and shares in thousands)
Balance, June 30, 2019	19,969	$20	201	$(2,676)	$181,577	$(114,656)	$(18,918)	$45,347	$(15)	$45,332
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	1	-	-	-	-	-	-	-	-	-
Stock withheld to cover employee taxes on stock-based compensation	-	-	1	(6)	-	-	-	(6)	-	(6)
Stock-based compensation	-	-	-	-	1,504	-	-	1,504	-	1,504
Foreign currency translation	-	-	-	-	-	-	(2,913)	(2,913)	-	(2,913)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(140)	(140)
Net income (loss)	-	-	-	-	-	(494)	-	(494)	224	(270)
Balance, September 30, 2019	19,970	$20	202	$(2,682)	$183,081	$(115,150)	$(21,831)	$43,438	$69	$43,507

Balance, June 30, 2020	20,551	$21	446	$(3,281)	$189,251	$(146,836)	$(27,050)	$12,105	$139	$12,244
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	5	-	-	-	-	-	-	-	-	-
Stock withheld to cover employee taxes on stock-based compensation	-	-	3	(4)	-	-	-	(4)	-	(4)
Stock-based compensation	-	-	-	-	502	-	-	502	-	502
Foreign currency translation	-	-	-	-	-	-	39	39	-	39
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(131)	(131)
Net income (loss)	-	-	-	-	-	(5,537)	-	(5,537)	70	(5,467)
Balance, September 30, 2020	20,556	$21	$449	$(3,285)	$189,753	$(152,373)	$(27,011)	$7,105	$78	$7,183

The accompanying notes are an integral part of the condensed consolidated financial statements.

RIGNET, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Common Stock		Treasury Stock		Additional		Accumulated Other	Total	Non-Redeemable,
	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Comprehensive Loss	Stockholders' Equity	Non-Controlling Interest	Total Equity
	(dollars and shares in thousands)
Balance, January 1, 2019	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the exercise of stock options	1	-	-	-	3	-	-	3	-	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	296	1	-	-	-	-	-	1	-	1
Issuance of common stock for the Intelie earn-out	208	-	-	-	3,000	-	-	3,000	-	3,000
Stock withheld to cover employee taxes on stock-based compensation	-	-	110	(1,412)	-	-	-	(1,412)	-	(1,412)
Stock-based compensation	-	-	-	-	7,132	-	-	7,132	-	7,132
Foreign currency translation	-	-	-	-	-	-	(2,577)	(2,577)	-	(2,577)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(275)	(275)
Net income (loss)	-	-	-	-	-	(18,633)	-	(18,633)	284	(18,349)
Balance, September 30, 2019	19,970	$20	202	$(2,682)	$183,081	$(115,150)	$(21,831)	$43,438	$69	$43,507

Balance, January 1, 2020	19,979	$20	204	$(2,693)	$184,571	$(115,673)	$(19,502)	$46,723	$154	$46,877
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	577	1	-	-	-	-	-	1	-	1
Stock withheld to cover employee taxes on stock-based compensation	-	-	245	(592)	(6)	-	-	(598)	-	(598)
Stock-based compensation	-	-	-	-	5,188	-	-	5,188	-	5,188
Foreign currency translation	-	-	-	-	-	-	(7,509)	(7,509)	-	(7,509)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(286)	(286)
Net income (loss)	-	-	-	-	-	(36,700)	-	(36,700)	210	(36,490)
Balance, September 30, 2020	20,556	$21	$449	$(3,285)	$189,753	$(152,373)	$(27,011)	$7,105	$78	$7,183

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

Revenue Recognition – Systems Integration

Revenues related to long-term, fixed-price Systems Integration contracts for customized network solutions are recognized based on the cost to cost (formerly known as percentage of completion) for the contract. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition.

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

Systems Integration contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of September 30, 2020, and December 31, 2019, the amount of CIEB related to Systems Integration projects was $14.4 million and $13.3 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid within a one-year period. As of September 30, 2020 and December 31, 2019, $0.6 million and $1.0 million, respectively, of amounts billed to customers in excess of revenue recognized to date were classified as a current liability, under deferred revenue and other current liabilities.

Variable Consideration – Systems Integration - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Condensed Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue were included in CIEB as of September 30, 2020, and December 31, 2019. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of September 30, 2020, we have a backlog for our cost to cost projects of $12.4 million, which will be recognized over the remaining contract term for each contract. The cost to cost contract terms are typically one to three years. As of December 31, 2019, we had a backlog for our cost to cost projects of $26.2 million.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update No. 2016-13 (ASU 2016-13), which measures credit losses on most financial assets and certain other instruments that are not measured at fair value through net income. The update amends the impairment model to utilize a current expected credit loss (CECL) methodology in place of the incurred loss methodology for financial instruments, including trade receivables. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. Companies applied this standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The new standard is effective for interim and annual reporting periods beginning after December 15, 2019. The

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issues ASU No. 2017-04 (ASU 2017-04), which removes the requirement to compare the implied fair value of the goodwill with its carrying amount as part of step two of the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for impairments tests in annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020, and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s condensed consolidated financial statements.

Credit and Customer Concentration Risk

Credit risk, with respect to accounts receivable, is due to customers being concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The Company provides an allowance for credit losses, which is adjusted based on historical experience, current economic conditions, and reasonable assumptions. Although no single customer comprised over 10% of our revenue for the nine months ended September 30, 2020, our top 5 customers generated 30.1% of the Company’s revenue for the nine months ended September 30, 2020.

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

The Company performs its annual impairment test as of July 31st of each year. The oil and gas industry experienced an unprecedented disruption during the nine months ended September 30, 2020 as a result of a combination of factors, including COVID-19 pandemic and disagreements between the members of OPEC in March 2020 regarding reduction on production of oil. These market conditions significantly impacted the Company’s internal forecast. As a result, the Company performed an interim goodwill impairment test in the first quarter 2020. The Company used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the Company’s discount rate. Some of the significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical information with supplemental data by current and anticipated market conditions and estimated growth rates. The Company's estimates are based upon assumptions believed to be reasonable. The Company determined that the carrying amount in two of our reporting units was in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million during the first quarter 2020. The charge fully impairs goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million during the nine months ended September 30, 2020.

In connection with the July 31, 2020 impairment test for Apps & IoT, the most recent annual test performed prior to September 30, 2020, the fair value of the Apps & IoT was in excess of its carrying value and no impairment was noted. Apps & IoT had $20.0 million of goodwill as of  September 30, 2020, and fair value exceeded carrying value by over 100% as of the July 31, 2020 annual impairment test. The Company used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the Company’s discount rate. Some of the significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical information with supplemental data by current and anticipated market conditions and estimated growth rates. The Company's estimates are based upon assumptions believed to be reasonable. However, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, particularly in the current volatile market, actual results may differ from

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

those used in the Company's valuations. Any future downturn in our business could adversely impact the key assumptions in our impairment test.

As of September 30, 2020, and December 31, 2019, goodwill was $20.0 million and $46.8 million, respectively. Goodwill increases or decreases in value due to the effect of foreign currency translation, increases with acquisitions, and decreases in the event an impairment is recognized.

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

The Company reviews its finite-lived assets and certain other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company identified a triggering event in the Apps & IoT segment associated with Cyphre as a result of market conditions. This circumstance resulted in a reduction in the Company’s cash flow projection during a revision of the internal forecast. The Company performed a recoverability analysis and determined the carrying value of the intangibles acquired with the Cyphre acquisition, which included trade name, customer relationship and developed technology, was in excess of its recoverable value and recognized an impairment of $3.8 million.

As of September 30, 2020, and December 31, 2019, intangibles were $20.4 million and $30.1 million, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized amortization expense of $1.5 million and $2.0 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized amortization expense of $5.5 million and $6.9 million, respectively

The following table sets forth expected amortization expense of intangibles for the remainder of 2020 and the following years (in thousands):

2020	1,336
2021	5,181
2022	4,772
2023	4,173
2024	3,277
2025	861
Thereafter	792
$20,392

Note 4 – Restricted Cash

As of September 30, 2020, the Company had restricted cash of $1.5 million in current assets and none in long-term assets. As of December 31, 2019, the Company had restricted cash of $0.1 million in current assets and $1.5 million in long-term assets. The restricted cash in long-term assets was primarily used to collateralize a performance bond in the MCS segment (see Note 5 – Long-Term Debt).

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Long-Term Debt

As of September 30, 2020, and December 31, 2019, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	September 30,	December 31,
	2020	2019
	(in thousands)
Term Loan	$12,000	$5,000
Term-Out Loan	-	25,500
Revolving credit facility (RCF)	88,700	77,150
Vendor Finance Arrangement	2,328	-
Paycheck Protection Program Loan	6,298	-
Unamortized deferred financing costs	(667)	(466)
Finance lease	418	543
	109,077	107,727
Less: Current maturities of long-term debt	(7,640)	(10,627)
Current maturities of Vendor Finance Arrangement	(1,030)	-
Current maturities of finance lease	(166)	(166)
	$100,241	$96,934

Credit Agreement

The Company and certain of its subsidiaries are party to the Third Amendment to the Third Amended and Restated Credit Agreement, dated as of February 21, 2020, with four participating financial institutions (as amended from time to time, the Credit Agreement), which provides for a $16.0 million term loan (Term Loan), a $100.0 million RCF and a $30.0 million accordion feature. The Term Loan matures on March 31, 2022 with principal installments of $2.0 million due quarterly beginning June 30, 2020. Under this schedule the Term Loan is expected to be fully repaid at its maturity. The RCF and accordion, if exercised, mature on August 31, 2022.

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25%, determined based on the Company’s Consolidated Leverage Ratio. LIBOR is scheduled to cease to exist entirely after 2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly. The weighted average interest rate for the three months ended September 30, 2020 and 2019 were 3.6% and 5.3%, respectively. The weighted average interest rate for the nine months ended September 30, 2020 and 2019 were 4.0% and 5.3%, respectively, with an interest rate of 3.4% at September 30, 2020.

Term Loan

As of September 30, 2020, the outstanding principal amount of the Term Loan was $12.0 million, excluding the impact of unamortized deferred financing costs.

RCF

As of September 30, 2020, outstanding draws on the RCF were $88.7 million.

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

On September 8, 2020, the Company entered into a fourth amendment to the Credit Agreement (Fourth Amendment), which permits the Company to exclude the amount borrowed pursuant to the Paycheck Protection Program established under the CARES Act from the Company’s calculation of Consolidated Funded Indebtedness for all periods prior to and including March 31, 2021.

We believe we have accurately calculated and reported our required debt covenant calculations for the September 30, 2020 reporting period and are in compliance with the required covenant ratios. As of September 30, 2020, the Consolidated Leverage Ratio was 2.97 and Consolidated Fixed Charge Coverage Ratio was 2.13.

Vendor Finance Agreement

As of September 30, 2020, the Company had a vendor financing agreement in place, with an outstanding balance of $2.3 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023.

Paycheck Protection Program Loan

In May 2020, the Company entered into the PPP Loan. Under the PPP Loan, the Company borrowed $6.3 million which the Company expects to be eligible for forgiveness pursuant to the applicable regulations of the PPP.   Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the Cover Period, as defined in the application for loan forgiveness, after the funding of the loan, (ii) at least 60% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

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

Any amounts not forgiven must be repaid in two years and will accrue interest at a rate of 1.0% per year.  No interest or principal payments are due for six months, at which time interest and principal payments will be made on any unforgiven balance under terms established by Bank of America, N.A. at that time.  The SBA has publicly stated that it intends to review all loans in excess of $2.0 million when loan forgiveness is requested. The SBA has not provided any further details of this review and the Company cannot assure the results of any such review.

Performance Bonds, Surety Bonds and Other Similar Instruments

As of September 30, 2020, there were $4.3 million of performance bonds, surety bonds and similar instruments outstanding of which $2.0 million is issued by the parties under the Credit Agreement.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization, for the remainder of 2020 and the following years (in thousands):

2020	2,179
2021	8,731
2022	97,862
2023	306
Total debt, including current maturities	$109,077

Note 6 – Fair Value Disclosures

The Company uses the following methods and assumptions to estimate the fair value of financial instruments:

•	Cash and Cash Equivalents — Reported amounts approximate fair value based on quoted market prices (Level 1).
•	Restricted Cash — Reported amounts approximate fair value.
•	Accounts Receivable — Reported amounts, net of the allowance for doubtful accounts, approximate fair value due to the short-term nature of these assets.
•	Accounts Payable, Including Income Taxes Payable and Accrued Expenses — Reported amounts approximate fair value due to the short-term nature of these liabilities.
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

As of September 30, 2020, the fair value of the earn-out was $13.7 million, all of which is reported in deferred revenue and other current liabilities on the Company’s condensed consolidated balance sheet. During the three and nine months ended September 30, 2020, RigNet recognized an increase in the fair value of the earn-out of none and $3.9 million, respectively. Additionally, during the three and nine months ended September 30, 2020, RigNet recognized accreted interest expense on the Intelie earn-out of $ 0.1 million and $0.2 million, respectively, with corresponding increases to other liabilities.

As of December 31, 2019, the fair value of the earn-out was $9.7 million with $4.4 million in deferred revenue and other current liabilities and $5.3 million in other long-term liabilities. During the three and nine months ended September 30, 2019, RigNet recognized an increase in the fair value of the earn-out of none and $1.3 million, respectively. Additionally, during the three and nine months ended September 30, 2019, RigNet recognized accreted

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest expense on the Intelie earn-out of $0.1 million and $0.2 million, respectively, with corresponding increases to other liabilities.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. As of September 30, 2020, the fair value of the contingent consideration was $3.0 million of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. As of December 31, 2019, the fair value of the contingent consideration was $3.1 million, of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. During the three and nine months ended September 30, 2020, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.2 million and $0.3 million, respectively, with corresponding increases to other liabilities. During the three and nine months ended September 30, 2019, RigNet recognized accreted interest expense on the Cyphre contingent consideration of $0.1 million and $0.1 million respectively, with corresponding increases to other liabilities. During the three and nine months ended September 30, 2020, RigNet paid cash of $0.2 million and $0.3 million, respectively, in required royalty payments, with corresponding decreases to other liabilities. During the three and nine months ended September 30, 2019, RigNet paid cash of $0.1 million and $0.3 million, respectively, in required royalty payments, with corresponding decreases to other liabilities.

Note 7 – Income Taxes

The Company’s effective income tax rate was (14.6%) and 0.4% for the three and nine months ended September 30, 2020. The Company’s effective income tax rate was 137.1% and (47.0%) for the three and nine months ended September 30, 2019. The Company’s effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

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

Note 8 – Stock-Based Compensation

During the nine months ended September 30, 2020, the Company granted a total of 1,906,328 shares of stock-based awards to certain directors, officers and employees of the Company under the Company’s 2019 Omnibus Incentive Plan (2019 Plan). Of these, the Company granted (i) 603,983 shares of common stock associated with the payment of the Company’s 2019 short term incentive plan to certain officers and employees, which were fully vested on issuance, (ii) 233,982 RSUs to outside directors that vest in 2021 and (iii) 1,068,363 performance share units (PSUs) to certain officers and employees that vest on the third anniversary of the grant date, are subject to continued employment and achievement of certain performance based targets. The fair value of shares of common stock and RSUs awarded pursuant to the 2019 Plan is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures.

During the nine months ended September 30, 2020, the Company granted a total of 42,272 shares of stock-based awards to a newly-hired executive officer of the Company pursuant to an inducement award. These awards consisted of (i) 18,787 RSUs to such officer that vest over a three year period of continued employment, with 33% of the RSUs vesting on each of the first three anniversaries of the grant date and (ii) 23,485 that vest on the third anniversary of the grant date, are subject to continued employment and achievement of certain performance criteria.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the RSUs grants pursuant to the inducement award is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures In addition to the foregoing, the executive officer was also granted 10,299 of stock options with an exercise price of $6.20. The options granted have a contractual term of seven years and vest over a three-year period of continued employment, with 33% of the options vesting of each of the first three anniversaries of the grant date.

The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant. The assumptions used for the stock option grants made during the nine months ended September 30, 2020, were as follows:

Nine Months Ended September 30,
2020
Expected volatility	51%
Expected term (in years)	7
Risk-free interest rate	1.8%
Dividend yield	-

Based on these assumptions, the weighted average grant date fair value of stock options granted during the nine months ended September 30, 2020 was $3.27 per option.

During the nine months ended September 30, 2020, 40,245 RSUs, 18,811 PSUs and 24,905 stock options were forfeited.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and nine months ended September 30, 2020, was $0.5 million and $5.2 million respectively, and reported as a general and administrative expense in the Corporate segment. Stock-based compensation expense related to the Company’s stock-based compensation plans for the three and nine months ended September 30, 2019, was $1.5 million and $7.1 million, respectively. As of September 30, 2020, there was $8.3 million of total unrecognized compensation cost related to unvested options, RSUs and restricted stock expected to vest. This cost is expected to be recognized over a remaining weighted-average period of 2.0 years.

Note 9 – Earnings (loss) per Share

Basic EPS are computed by dividing net loss attributable to RigNet common stockholders by the weighted average number of basic shares outstanding during the period. Basic shares equal the total of the common shares outstanding, but excludes the dilutive effect of common shares that could potentially be issued due to the exercise of stock options or vesting of restricted stock, RSUs or PSUs. Diluted EPS is computed by dividing loss attributable to RigNet common stockholders by the weighted average number of diluted shares outstanding during the period. Diluted shares equal the total of the basic shares outstanding and all potentially issuable shares, other than anti-dilutive shares, if any. The Company uses the treasury stock method to determine the dilutive effect. In periods when a net loss is reported, all common stock equivalents are excluded from the calculation because they would have an anti-dilutive effect if included, meaning the loss per share would be reduced. Therefore, in periods when a loss is reported, basic and dilutive loss per share are the same.

The effect of stock-based awards was not included in the Company’s calculation of diluted EPS for the three and nine months ended September 30, 2020, due to the net loss for the periods.

The effect of stock-based awards was not included in the Company’s calculation of diluted EPS for the three and nine months ended September 30, 2019, due to the net loss for the periods.

Note 10 – Commitments and Contingencies

Global Xpress (GX) Dispute

Inmarsat plc (Inmarsat), a satellite telecommunications company, filed arbitration with the International Centre for Dispute Resolution tribunal (the panel) in October 2016 concerning a January 2014 take-or-pay

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement to purchase up to $65.0 million, under certain conditions, of GX capacity from Inmarsat over several years.

In June 2019, the Company announced that it reached a settlement with Inmarsat that concluded the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019, $5.0 million in July 2019 and the final $0.8 million in July 2020.

The Company incurred credit of ($0.4) million and cost of $3.9 million in GX Dispute Phase II legal costs for the three and nine months ended September 30, 2019.

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

Operating Leases

The Company’s leasing activities primarily consist of leases of real estate including office space under lease agreements expiring on various dates through 2030. For the three and nine months ended September 30, 2020, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.5 million and $1.7 million, respectively. For the three and nine months ended September 30, 2019, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $0.6 million and $1.9 million, respectively.

As of September 30, 2020, future undiscounted minimum lease obligation maturities for the remainder of 2020 and future years were as follows (in thousands):

2020	$522
2021	1,686
2022	1,307
2023	1,264
2024	1,202
2025	854
Thereafter	2,168
Total lease payments	$9,003
Less present value discount	(1,416)
Amounts recognized in Balance Sheet	$7,587
Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	1,823
Right-of-use lease liability - long-term portion	5,764
Total right-to-use lease liability	$7,587

Operating lease right-of-use assets for leases were $6.2 million as of September 30, 2020.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.0%. The weighted-average remaining lease term as of September 30, 2020 was 6.7 years.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of September 30, 2020, the Company had the following commercial commitments related to satellite and network services for the remainder of 2020 and the future years thereafter (in thousands):

2020	5,527
2021	13,626
2022	6,058
2023	323
$25,534

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

•

Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the network layer including SaaS offerings such as a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE), Cyphre Encryption, ECS, edge computing solution services that assist customers with collecting and standardizing the complex data produced by edge devices (LIVE-IT), applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), and certain other value-added services such as AVI. This segment also includes the private machine-to-machine IoT data networks including SCADA provided primarily for pipelines.

•

Systems Integration (SI). The SI segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance. Additionally, Systems Integration provides complete monitoring and maintenance for fire and gas detection systems and PLC/automation control systems.

Corporate and Eliminations primarily represents unallocated executive and support activities, including back-office software development, interest expense, income taxes and eliminations, the GX Dispute and change in fair value of earn-out/contingent consideration.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s reportable segment information as of and for the three and nine months ended September 30, 2020 and 2019, is presented below.

	Three Months Ended September 30, 2020
	Managed Communication Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$31,939	$8,367	$8,416	$-	$48,722
Cost of revenue (excluding depreciation and amortization)	19,523	3,382	7,090	-	29,995
Depreciation and amortization	4,510	1,290	157	418	6,375
Impairment of intangible assets	-	3,836	-	-	3,836
Selling, general and administrative	2,454	1,332	374	7,397	11,557
Operating income (loss)	$5,452	$(1,473)	$795	$(7,815)	$(3,041)
Capital expenditures	1,442	537	25	-	2,004

	Three Months Ended September 30, 2019
	Managed Communication Services	Applications and Internet-of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$42,055	$9,265	$9,673	$-	$60,993
Cost of revenue (excluding depreciation and amortization)	24,156	4,091	7,415	-	35,662
Depreciation and amortization	5,037	1,218	155	762	7,172
Selling, general and administrative	3,303	1,599	464	9,795	15,161
Operating income (loss)	$9,559	$2,357	$1,639	$(10,557)	$2,998
Capital expenditures	$4,818	$720	$-	$326	$5,864

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2020
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$105,971	$25,915	$28,988	$-	$160,874
Cost of revenue (excluding depreciation and amortization)	68,010	11,164	22,458	-	101,632
Depreciation and amortization	14,012	3,626	478	2,103	20,219
Impairment of goodwill and intangible assets	21,755	3,836	1,386	-	26,977
Change in fair value of earn- out/contingent consideration	-	-	-	3,916	3,916
Selling, general and administrative	7,697	4,515	1,080	26,566	39,858
Operating income (loss)	$(5,503)	$2,774	$3,586	$(32,585)	$(31,728)
Total assets	$120,659	$30,674	$26,154	$21,995	$199,482
Capital expenditures	6,181	1,962	25	588	8,756

	Nine Months Ended September 30, 2019
	Managed Communications Services	Applications and Internet-of- Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
Revenue	$125,593	$25,285	$27,957	$-	$178,835
Cost of revenue (excluding depreciation and amortization)	76,160	12,975	19,502	-	108,637
Depreciation and amortization	16,360	3,675	1,456	2,272	23,763
Change in fair value of earn-out/contingent consideration	-	-	-	1,284	1,284
Selling, general and administrative	10,446	2,999	2,158	37,231	52,834
Operating income (loss)	$22,627	$5,636	$4,841	$(40,787)	$(7,683)
Total assets	$154,268	$42,886	$26,782	$19,224	$243,160
Capital expenditures	$15,143	$1,556	$-	$827	$17,526

The following table presents revenue earned from the Company’s domestic and international operations for the three and nine months ended September 30, 2020 and 2019. Revenue is based on the location where services are provided or goods are sold. Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are monitored to ensure the location of service information is properly reflected.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Domestic	$21,018	$27,360	$66,875	$80,868
International	27,704	33,633	93,999	97,967
Total	$48,722	$60,993	$160,874	$178,835

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents goodwill, right-of-use lease assets and long-lived assets, net of accumulated depreciation, for the Company’s domestic and international operations as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
	(in thousands)
Domestic	$60,041	$76,253
International	37,531	67,631
Total	$97,572	$143,884

Note 12 – Related Party Transactions

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by KKR & CO. Inc. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company sells Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings.  In the three and nine months ended September 30, 2020, the Company purchased $0.1 million and $0.1 million, respectively, from Darktrace in the ordinary course of business. In the three and nine months ended September 30, 2019, the Company purchased $0.1 million and $0.1 million, respectively, from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for a quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS, which is owned by and has as the chairman of its board one of our board members. In the three and nine months ended September 30, 2020, the Company purchased none and $0.1 million, respectively, from Vissim AS in the ordinary course of business. In the three and nine months ended September 30, 2019, the Company purchased $0.2 million and $0.8 million, respectively, from Vissim AS in the ordinary course of business.

Note 13 – Restructuring Costs – Cost Reduction Plans

During the nine months ended September 30, 2019, the Company incurred a net pre-tax restructuring expense of $0.7 million reported as a general and administrative expense, of which $0.2 million was incurred in the three month months ended September 30, 2019 related to consolidating three separate legacy facilities into our new office in Lafayette, Louisiana and $0.5 million was incurred in the first quarter of 2019 associated with the reduction of 25 employees.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 included elsewhere herein, and with our Annual Report on Form 10-K for the year ended December 31, 2019 (our “Annual Report”). The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” in Item 1A of our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. See “Forward-Looking Statements” below.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-looking statements may include statements about:

•	the effects of the COVID-19 pandemic and its effect on general economic activities, including reduced demand for oil and gas;
•

our intentions regarding the use of the proceeds of the PPP Loan and the expected forgiveness of any loan obtained by the Company pursuant to the Paycheck Protection Program of the United States Small Business Administration;

•

the level of drilling and production activity and the number of offshore drilling rigs, floating production storage and offloading units and other vessels that are removed from service, either temporarily or permanently;

•	the timing and number of new site additions;
•	competition and competitive factors in the markets in which we operate;
•	demand for our services and solutions;
•	the advantages of our services compared to others;
•	changes in technology and customer preferences and our ability to adapt our product and services offerings;
•	our ability to develop and maintain positive relationships with our customers;
•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;
•	our cash and liquidity needs and expectations regarding cash flow from operations, capital expenditures, covenant compliance and borrowing availability under our Revolving Credit Facility;
•	our expectations regarding the deductibility of goodwill for tax purposes;
•	our business and corporate development strategy, including statements concerning our ability to pursue, consummate and integrate merger and acquisition opportunities successfully;
•	the amount and timing of contingent consideration payments arising from our acquisitions;
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

•

Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the network layer including SaaS offerings such as a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE), Cyphre Encryption, ECS, edge computing solution services that assist customers with collecting and standardizing the complex data produced by edge devices (LIVE-IT), applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), and certain other value-added services such as AVI. This segment also includes the private machine-to-machine IoT data networks including SCADA provided primarily for pipelines.

•	Systems Integration (SI). Our SI segment provides design and implementation services for customer telecommunications systems. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning and maintenance. Additionally, SI provides complete monitoring and maintenance for fire and gas detection systems and PLC/automation control systems.

Customers in our MCS and Apps & IoT segments are primarily served under fixed-price contracts, either on a monthly or day rate basis or for equipment sales. Our contracts are generally in the form of Master Service Agreements, or MSAs, with specific services being provided under individual service orders. Offshore contracts generally have a term of up to five years with renewal options. Land-based contracts are generally shorter term or terminable on short notice without a penalty. Service orders are executed under the MSA for individual remote sites or groups of sites, and generally permit early termination on short notice without penalty in the event of force majeure, breach of the MSA or cold stacking of a drilling rig (when a rig is taken out of service and is expected to be idle for a protracted period of time). SI customers are served primarily under fixed-price, long-term contracts.

Cost of revenue consists primarily of satellite charges, voice and data termination costs, network operations expenses, internet connectivity fees, equipment purchases for SI projects and direct service labor. Satellite charges consist of the costs associated with obtaining satellite bandwidth (the measure of capacity) used in the transmission of service to and from contracted satellites. Direct service labor consists of field technicians, our NOC employees, and other employees who directly provide services to customers. Network operations expenses consist primarily of costs associated with the operation of our NOC, which is maintained 24 hours a day, seven days a week. Depreciation and amortization are recognized on all property, plant and equipment either installed at a customer’s site or held at our corporate and regional offices, as well as intangibles arising from acquisitions and internal-use software. Selling and marketing expenses consist primarily of salaries and commissions, travel costs and marketing communications. General and administrative expenses consist of expenses associated with our management, finance, contract, support and administrative functions.

Profitability generally increases or decreases at an MCS site as we add or lose customers and value-added services. Assumptions used in developing the rates for a site may not cover cost variances from inherent uncertainties or unforeseen obstacles, including both physical conditions and unexpected problems encountered with third-party service providers.

Recent Developments

On September 8, 2020, we entered into a fourth amendment to the Credit Agreement (Fourth Amendment), which permits us to exclude the amount borrowed pursuant to the Paycheck Protection Program established under the CARES Act from the calculation of Consolidated Funded Indebtedness for all periods prior to and including March 31, 2021.

In 2021, we will be considered a “smaller reporting company” and “non-accelerated filer” under the rules of the Securities and Exchange Commission. We are therefore exempt from certain disclosure requirements, such as providing selected financial data and executive compensation information. We are also no longer required to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. We have not yet decided which, if any, of these exemptions we will utilize. If we decide to rely on some of these exemptions, we do not anticipate changing or reducing our controls environment. If we decide to use the exemption from the external audit of our internal control over financial reporting environment, our auditors will not opine on our internal control environment and it may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

As of September 30, 2020, we have a backlog for our cost to cost (formerly known as percentage of completion) projects of $12.4 million.

Known Trends and Uncertainties

Operating Matters

In 2020, our customers and we were adversely impacted by the COVID-19 pandemic. Our customers and we have had to close certain offices and have the majority of our employees working from home. Our customers have had certain of their work-sites for large projects closed and are operating certain sites with only essential employees. Global economic activity and the oil and gas industry declined substantially in the nine months ended September 30,

2020. Travel to and from remote locations has been restricted and, in some cases, suspended. The global oil industry we serve has experienced reduced demand and layoffs as a result. Furthermore, in the first half of 2020, the Saudi state oil producer, Saudi Aramco, and Russia, along with the broader OPEC+ group, initially failed to reach an agreement to continue production cuts and collectively launched a price war with the goal of attempting to recapture market share that OPEC+ had lost to U.S. oil producers in recent years. Following the OPEC+ actions on price and in conjunction with significantly reduced demand as a result of the COVID-19 pandemic, Brent crude prices which were $67.77 as of December 31, 2019, fell to $9.12 as of April 21, 2020, and have risen to $40.30 per barrel as of September 30, 2020. There is no guarantee that OPEC+ will continue the current production cuts and an increase in oil supply could have an adverse effect in our industry.

Uncertainties in the oil and gas industry will continue to impact our profitability. The fundamentals of the oil and gas industry we serve are expected to remain challenged into at least the first half of 2021. Many oil and gas companies have already cut their capital expenditure budgets significantly, reduced and/or furloughed their workforces, and delayed decisions on future projects or canceled them altogether. Both onshore and offshore drilling activity has declined during 2020 compared to the previous year. SI project decision-making has slowed, though construction on existing projects has generally continued despite certain delays caused by the impacts of COVID-19. Finally, while our Apps & IoT segment has also been impacted by slower than anticipated customer decision-making, we believe our products provide much-needed solutions that enable our customers to be more productive, efficient, safe, and financially competitive.

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

As we look ahead to 2021, we generally anticipate that oil and gas demand will begin to recover as the impact of COVID-19 eases and that the oil and gas industry will begin to recover. We expect that customers will begin to move forward on major projects and drilling campaigns and that the importance of digital transformation in the oil and gas industry will continue to accelerate. We recently signed a new global, fleet-wide, multi-year contract with a premiere offshore drilling company to provide fully managed communications services. In addition, we recently expanded the number of FPSOs we will serve with an existing customer. We anticipate that these new sites will start to come online in the fourth quarter of 2020, with additional sites being added throughout 2021. However, a resurgence of COVID-19 cases and their impact on global oil demand could produce additional delays in a cyclical recovery, and could lead to additional sites being decommissioned in spite of new contract wins.

In addition, uncertainties that could impact our profitability include service responsiveness to remote locations, communication network complexities, political and economic instability in certain regions, continued switching of demand to renewable energy sources, cyber-attacks, export restrictions, licenses and other trade barriers, any or all of which could be further exacerbated by the COVID-19 pandemic.  These uncertainties may result in the delay of service initiation, which may negatively impact our results of operations. Additional uncertainties that could impact our operating cash flows include the availability and cost of satellite bandwidth, timing of collecting our receivables, and our ability to increase our contracted services through sales and marketing efforts while leveraging the contracted satellite and other communication service costs. We believe these trends have made lenders more reluctant to provide financing to companies operating in and serving the oil and gas industry. We may be unable to access additional credit to fund ongoing operations.

Sales Tax Audit

We are undergoing a routine sales tax audit from a state where we have operations. The audit can cover up to a four-year period. It is expected that the audit and the appeals process, if necessary, will be completed within the year. We do not believe that the outcome of the audit will result in a material impact to the consolidated financial statements.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue	$48,722	$60,993	$160,874	$178,835
Expenses:
Cost of revenue (excluding depreciation and amortization)	29,995	35,662	101,632	108,637
Depreciation and amortization	6,375	7,172	20,219	23,763
Impairment of goodwill and intangible assets	3,836	-	26,977	-
Change in fair value of earn-out/contingent consideration	-	-	3,916	1,284
Selling and marketing	2,262	2,784	7,281	9,529
General and administrative	9,295	12,377	32,577	43,305
Total expenses	51,763	57,995	192,602	186,518
Operating income (loss)	(3,041)	2,998	(31,728)	(7,683)
Other expense, net	(1,731)	(2,270)	(4,918)	(4,798)
Income (loss) before income taxes	(4,772)	728	(36,646)	(12,481)
Income tax (expense) benefit	(695)	(998)	156	(5,868)
Net loss	(5,467)	(270)	(36,490)	(18,349)
Less: Net income attributable to non-controlling interest	70	224	210	284
Net loss attributable to RigNet, Inc. stockholders	$(5,537)	$(494)	$(36,700)	$(18,633)
Other Non-GAAP Data:
Adjusted EBITDA	$7,536	$11,010	$25,588	$29,171

The following represents selected financial operating results for our segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Managed Communications Services:
Revenue	$31,939	$42,055	$105,971	$125,593
Cost of revenue (excluding depreciation and amortization)	19,523	24,156	68,010	76,160
Depreciation and amortization	4,510	5,037	14,012	16,360
Impairment of goodwill	-	-	21,755	-
Selling, general and administrative	2,454	3,303	7,697	10,446
Managed Communication Services operating income (loss)	$5,452	$9,559	$(5,503)	$22,627
Applications and Internet-of-Things:
Revenue	$8,367	$9,265	$25,915	$25,285
Cost of revenue (excluding depreciation and amortization)	3,382	4,091	11,164	12,975
Depreciation and amortization	1,290	1,218	3,626	3,675
Impairment of intangible assets	3,836	-	3,836	-
Selling, general and administrative	1,332	1,599	4,515	2,999
Applications & Internet-of-Things operating income (loss)	$(1,473)	$2,357	$2,774	$5,636
Systems Integration:
Revenue	$8,416	$9,673	$28,988	$27,957
Cost of revenue (excluding depreciation and amortization)	7,090	7,415	22,458	19,502
Depreciation and amortization	157	155	478	1,456
Impairment of goodwill	-	-	1,386	-
Selling, general and administrative	374	464	1,080	2,158
Systems Integration and Automation operating income	$795	$1,639	$3,586	$4,841

Three Months Ended September 30, 2020 and 2019

Revenue. Revenue decreased by $12.3 million, or 20.1%, to $48.7 million for the three months ended September 30, 2020 from $61.0 million for the three months ended September 30, 2019. This decrease was driven by lower revenues across the segments. Revenue in the MCS segment decreased by $10.1 million, or 24.1% due to a decrease in site count and stacking of rigs in the current quarter as a result of the deteriorating conditions in the oil and gas industry that we serve as well as from the effects of the COVID-19 pandemic. While we did not lose any material customers, our customers decreased the number of sites they operate, reducing demand for our services. Revenue in the Apps & IoT segment decreased by $0.9 million, or 9.7%, due to lower equipment sales and bandwidth usage in our IoT business. Systems Integration revenue decreased by $1.3 million, or 13.0%, due to the timing of certain projects.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $5.7 million, or 15.9%, to $30.0 million for the three months ended September 30, 2020 from $35.7 million for the three months ended September 30, 2019. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $4.6 million and was directly related to the decrease in revenue which was a result of stacking rigs and decreased site counts. Cost of revenue (excluding depreciation and amortization) decreased in the Apps & IoT segment by $0.7 million was due to a decrease in equipment resales and SCADA compared to the prior-year quarter. Cost of revenue (excluding depreciation and amortization) decreased in the Systems Integration segment by $0.3 million due to the timing of certain projects.

Depreciation and Amortization. Depreciation and amortization expense decreased by $0.8 million to $6.4 million for the three months ended September 30, 2020 from $7.2 million for the three months ended September 30, 2019. The decrease is primarily attributable to lower levels of capital expenditures.

Impairment of Goodwill and Intangible Assets. In September 2020, we identified a triggering event in Apps & IoT segment associated with Cyphre as a result of market conditions, which resulted in a reduction in our cash flow projections during a revision of the internal forecast. We performed a recoverability analysis and determined the carrying value of the intangible assets acquired with the Cyphre acquisition, which included trade name, customer relationship and developed technology, was in excess of their recoverable value and we recognized an impairment of $3.8 million.

Selling and Marketing. Selling and marketing expenses decreased by $0.5 million to $2.3 million for the three months ended September 30, 2020 from $2.8 million for the three months ended September 30, 2019 due to reduction in travel, contract labor and trade show expenditures in the current quarter in response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased by $3.1 million to $9.3 million for the three months ended September 30, 2020 from $12.4 million for the three months ended September 30, 2019. General and administrative costs decreased due to reduced stock based-compensation, reduced travel and reduced professional fees in response to the COVID-19 pandemic.

Income Tax Expense. Our effective income tax rates were (14.6%) and 137.1% for the three months ended September 30, 2020 and 2019, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Nine Months Ended September 30, 2020 and 2019

Revenue. Revenue decreased by $18.0 million, or 10.0%, to $160.9 million for the nine months ended September 30, 2020 from $178.8 million for the nine months ended September 30, 2019. Revenue for the Apps & IoT segment increased by $0.6 million, or 2.5%, due to our focus on the growth of the application. Systems Integration revenue increased by $1.0 million, or 3.7%, due to the timing of certain projects. These increases were offset by a $19.6 million decrease in MCS segment revenue due to a decrease in site counts as a result of the deteriorating conditions in the oil and gas industry that we serve as well as from the effects of the COVID-19 pandemic and non-recurring service installation revenue related to the expansion of the LTE network in the Gulf of Mexico that occurred in the prior-year.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $7.0 million, or 6.4%, to $101.6 million for the nine months ended September 30, 2020 from $108.6 million for the nine months ended September 30, 2019. Cost of revenue (excluding depreciation and amortization) increased in the Systems Integration segment by $3.0 million due to the timing of System Integration projects. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $8.2 million and was directly related to the decrease in revenue which was a result of stacking rigs and decreased site counts. Cost of revenue (excluding depreciation and amortization) decreased in the Apps & IoT segment by $1.8 million.

Depreciation and Amortization. Depreciation and amortization expense decreased by $3.5 million to $20.2 million for the nine months ended September 30, 2020 from $23.8 million for the nine months ended September 30, 2019. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures.

Impairment of Goodwill and Intangible Assets. The combination of the COVID-19 pandemic and unprecedented oil and gas prices during the first quarter of 2020 impacted our internal forecast. As a result, we performed an interim goodwill impairment test during the first quarter of 2020 and determined that two of our reporting units had carrying values in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million. The charge fully impaired goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million. In September 2020, we identified a triggering event in the Apps & IoT segment associated with Cyphre as a result of market conditions, which resulted in a reduction in our cash flow projections during a revision of our internal forecast. We performed a recoverability analysis and determined the carrying value of the intangible assets acquired with the Cyphre acquisition, which included trade name, customer relationship and developed technology, was in excess of their recoverable value and we recognized an impairment of  $3.8 million.

Selling and Marketing. Selling and marketing expenses decreased by $2.2 million to $7.3 million for the nine months ended September 30, 2020 from $9.5 million for the nine months ended September 30, 2019. The decrease is due to reductions in travel, contract labor and trade shows in the current quarter in response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased by $10.7 million to $32.6 million for the nine months ended September 30, 2020 from $43.3 million for the nine months ended September 30, 2019. General and administrative costs decreased due to reduced stock based-compensation, non-recurring legal cost attributable to the settlement of the GX Dispute during 2019, and reduced travel and reduced professional fees in response to the COVID-19 pandemic.

Income Tax Expense. Our effective income tax rates were 0.4% and (47.0%) for the nine months ended September 30, 2020 and 2019, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest.

Liquidity and Capital Resources

At September 30, 2020, we had working capital, including cash and cash equivalents, of $29.3 million.

During the next twelve months, we expect our principal sources of liquidity to be cash flows from operating activities, cash and cash equivalents on hand, and any additional financing activities we may pursue, which may include debt or equity offerings. We believe we have sufficient liquidity and capital resources to meet our current operating requirements. During the COVID-19 pandemic and the contemporaneous reduction of oil and gas activity, the Company has reduced spending including board, executive, and employee pay, professional fees, capital expenditures and other operating costs.

Beyond the next twelve months, we expect our principal sources of liquidity to be cash flows provided by operating activities, cash and cash equivalents on hand, availability under our Credit Agreement and additional financing activities we may pursue, which may include debt or equity offerings.

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Cash and cash equivalents including restricted cash, January 1,	$14,505	$23,296
GX Dispute payment	(750)	(50,000)
Remaining net cash provided by operating activities	19,470	24,055
Net cash provided by (used in) operating activities	18,720	(25,945)
Net cash used in investing activities	(10,671)	(16,476)
Net cash provided by (used in) financing activities	(2,683)	34,918
Changes in foreign currency translation	(1,484)	35
Cash and cash equivalents including restricted cash, September 30,	$18,387	$15,828

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge against foreign currency exchange risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2020 and 2019, 91.6% and 91.9% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided by operating activities was $18.7 million for the nine months ended September 30, 2020 compared to net cash used in operating activities of $25.9 million for the nine months ended September 30, 2019. The increase in cash from operating activities of $44.7 million was primarily due to the $50.0 million GX Dispute payment made during the nine months ended September 30, 2019 and the timing of paying our accounts payable partially offset by to the timing of collection of our receivables.

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

Investing Activities

Net cash used in investing activities was $10.7 million and $16.5 million for the nine months ended September 30, 2020 and 2019, respectively, both of which were for capital expenditures.

Financing Activities

Net cash used in financing activities was $2.7 million for the nine months ended September 30, 2020. Cash used in financing activities for the nine months ended September 30, 2020, included borrowings on the RCF and Paycheck Protection Program loan of $15.6 million and $6.3 million, respectively, and offset by $23.2 million which includes principal and other voluntary prepayments on the credit facility as well as vendor finance payments on our long-term debt, $0.6 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the Credit Agreement.

Net cash provided by financing activities was $34.9 million for the nine months ended September 30, 2019. Cash provided by financing activities for the nine months ended September 30, 2019, included $48.5 million in proceeds from borrowings, partially offset by $11.4 million in principal payments on our long-term debt, $1.4 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the Credit Agreement.

Credit Agreement

The Credit Agreement provides for a $16.0 million Term Loan, a $100.0 million RCF and a $30.0 million accordion feature.

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25% based on the Company’s Consolidated Leverage Ratio. LIBOR is scheduled to cease to exist entirely after 2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly with principal payments of $2.0 million due quarterly beginning June 30, 2020. The weighted average interest rate for the three months ended September 30, 2020 and 2019 were 3.6% and 5.3%, respectively. The weighted average interest rate for the nine months ended September 30, 2020 and 2019 were 4.0% and 5.3%, respectively, with an interest rate of 3.4% at September 30, 2020.

As of September 30, 2020, the outstanding principal amounts were $12.0 million for the Term Loan and, $88.7 million for the RCF.

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

On September 8, 2020, we entered into a fourth amendment to the Credit Agreement (the Fourth Amendment), which permits us to exclude the PPP Loan from the calculation of Consolidated Funded Indebtedness for all periods prior to and including March 31, 2021.

We believe we have accurately calculated and reported our required debt covenant calculations for the September 30, 2020 reporting period and are in compliance with the required covenant ratios. As of September 30, 2020, the Consolidated Leverage Ratio was 2.97 and the Consolidated Fixed Charge Coverage Ratio was 2.13.

Vendor Finance Agreement

As of September 30, 2020, the Company had a vendor financing agreement in place, with an outstanding balance of $2.3 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023.

Paycheck Protection Program Loan

In May 2020, the Company entered into the PPP Loan.  Under the PPP Loan, the Company borrowed $6.3 million which we expect to be eligible for forgiveness pursuant to the applicable regulations of the PPP. Currently, the regulations provide for loan forgiveness to the extent that (i) the proceeds are used in the Cover Period, as defined in the application for loan forgiveness, after the funding of the loan, (ii) at least 60% of the forgiven amount is used for eligible payroll costs and (iii) the remaining proceeds are used for interest on mortgages, rents, or utilities, and interest on other debt obligations incurred before February 15, 2020.

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

Any amounts not forgiven must be repaid in two years and will accrue interest at a rate of 1.0% per year.  No interest or principal payments are due for six months, at which time interest and principal payments will be made on any unforgiven balance under terms established by Bank of America, N.A. at that time.  The SBA has publicly stated that it intends to review all loans in excess of $2.0 million when loan forgiveness is requested.  The SBA has not provided any further details of this review and we cannot assure the results of any such review.

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

We define Adjusted EBITDA as net loss plus (minus) interest expense; income tax expense (benefit); depreciation and amortization; impairment of goodwill, intangibles, property, plant and equipment; foreign exchange impact of intercompany financing activities; (gain) loss on sales of property, plant and equipment, net of retirements; stock-based compensation expense; restructuring charges; change in fair value of earn-outs and contingent consideration; executive departure costs; mergers and acquisitions costs; the GX Dispute; GX Dispute Phase II costs, COVID-19 Costs (defined below), and non-recurring items.

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

•

Adjusted EBITDA does not reflect the one-time costs directly related to the COVID-19 pandemic such as costs associated with cleaning, testing, quarantine of employees, and modifications to our Gulf of Mexico microwave network (the COVD-19 Costs);

•

Although depreciation and amortization are non-cash charges, the assets being depreciated or amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for these replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA or similarly titled measures differently than we do, limiting its usefulness as a comparative measure.

The following table presents a reconciliation of our net loss to Adjusted EBITDA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net loss	$(5,467)	$(270)	$(36,490)	$(18,349)
Interest expense	1,315	1,784	4,168	4,291
Depreciation and amortization	6,375	7,172	20,219	23,763
Impairment of goodwill and intangible assets	3,836	-	26,977	-
Loss on sales of property, plant and equipment, net of retirements	79	8	195	19
Stock-based compensation	502	1,504	5,188	7,132
Restructuring	-	158	-	731
Change in fair value of earn-out/contingent consideration	-	-	3,916	1,284
Executive departure costs	-	-	553	-
Mergers and Acquisitions costs	67	76	213	486
COVID-19 Costs	134	-	805	-
GX Dispute Phase II costs	-	(420)	-	3,946
Income tax expense (benefit)	695	998	(156)	5,868
Adjusted EBITDA (non-GAAP measure)	$7,536	$11,010	$25,588	$29,171

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

Adjusted EBITDA decreased by $3.5 million to $7.5 million for the three months ended September 30, 2020 from $11.0 million for the three months ended September 30, 2019. Adjusted EBITDA decreased by $3.6 million to $25.6 million for the nine months ended September 30, 2020, from $29.2 million for the nine months ended September 30, 2019.

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

Our objective in managing our exposure to foreign currency exchange rate fluctuations is to reduce the impact of adverse fluctuations in earnings and cash flows associated with foreign currency exchange rates. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. During the nine months ended September 30, 2020 and 2019, 8.4% and 8.1%, respectively, of our revenues were earned in non-U.S. currencies. As of September 30, 2020 and 2019, we had no significant outstanding foreign exchange contracts.

Our results of operations and cash flows are subject to fluctuations due to changes in interest rates primarily from our variable interest rate long-term debt. We presently do not hedge these risks, but evaluate financial risk on a regular basis and may utilize financial instruments in the future if deemed necessary. The following analysis reflects the annual impacts of potential changes in our interest rate to a net loss attributable to us and our total stockholders’ equity based on our outstanding long-term debt at September 30, 2020 and December 31, 2019, assuming those liabilities were outstanding for the previous twelve months:

	September 30,	December 31,
	2020	2019
Effect on Net Income (Loss) and Equity - Increase/Decrease:	(in thousands)
1% Decrease/increase in rate	$1,091	$1,077
2% Decrease/increase in rate	$2,182	$2,155
3% Decrease/increase in rate	$3,272	$3,232

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management included all consolidated entities in its assessment of internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company, in the ordinary course of business, is a claimant or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage and those that may involve the filing of liens against the Company or its assets.

Item 1A. Risk Factors

Reference is made to Part I, Item 1A. “Risk Factors” included in our Annual Report for the information concerning risk factors.  In addition to the risk factors discussed below, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in Item 1A. Risk Factors in our Annual Report, any of which could have a material adverse effect on us.

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

The extent to which our operating and financial results continue to be affected by COVID-19 will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions taken by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus. COVID-19 may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

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

In 2021, we will be a “smaller reporting company” and “non-accelerated filer” and the reduced disclosure requirements applicable to such companies may make our common stock less attractive to investors.

For 2021, we will be considered a “smaller reporting company” and “non-accelerated filer” under the rules of the Securities and Exchange Commission. We therefore will be exempt from certain disclosure requirements, such as providing selected financial data and executive compensation information. We will also no longer be required to obtain an external audit on the effectiveness of internal control over financial reporting provided in Section 404(b) of the Sarbanes-Oxley Act. We have not yet decided which, if any, of these exemptions we will utilize. If we decide to use the exemption from the external audit of our internal control over financial reporting environment, our auditors will not opine on our internal control environment and it may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

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

INDEX TO EXHIBITS

2.1

Share Purchase and Sale Agreement and Other Pacts between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

2.2.

Third Amendment to the Share Purchase and Sale Agreement and Other Pacts between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 ( filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with SEC on June 18, 2020, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2

Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3

Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

10.1

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 8, 2020, among RigNet, Inc., as Borrower, the Subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party thereto ( filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K with SEC on September 9, 2020, and incorporated herein by reference)

10.2	Nonqualified Stock Option Award Agreement by and between the Company and Errol Olivier

10.3	Performance Unit Award Agreement by and between the Company and Errol Olivier

10.4	Performance Unit Award Agreement by and between the Company and Errol Olivier

10.5	Restricted Stock Unit Award Agreement by and between the Company and Errol Olivier

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIGNET, INC.

Date: November 6, 2020	By:	/s/ LEE M. AHLSTROM
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer (Principal Financial Officer)