Form 10-K
period 2020-12-31
RigNet, Inc.
filed 2021-03-15
CIK 1162112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock, $0.001 par value per share (the “Common Stock”) held by non-affiliates of the registrant on such date was approximately $32.1 million. At March 11, 2021, there were outstanding 21,016,003 shares of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2020 are incorporated herein by reference in Part III of this Annual Report.

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

HTS	High Throughput Satellite, providing greater bandwidth than traditional satellites

Intelie	Intelie soluções em Informática SA, acquired in 2018, provides machine learning and real-time predictive analytics
IoT	Internet-of-Things
IIoT	Industrial Internet-of-Things
IP	Internet Protocol
KPI	Key Performance Indicators
LIBOR	London Interbank Offered Rate
LNG	Liquified Natural Gas
LoRA	Long Range Access
LOS	Line-of-Sight microwave transmission
LTE	A 4G and 5G technology, Long Term Evolution
MCS	Managed Communications Services
MPLS	Multiprotocol Label Switching
NASDAQ	NASDAQ Global Select Market, where RigNet’s common shares are listed for trading
Nessco	Nessco Group Holdings Ltd., acquired in 2012, primarily provides Systems Integration solutions
NOC	Network Operations Center
NPT	Non-productive time
OPEC+	Organization of Petroleum Exporting Countries and other nations which cooperate with OPEC
OTT	Software, IoT and other advanced solutions delivered Over-the-Top of the network layer
PLC	Programmable Logic Controller
PPP	Paycheck Protection Program of the SBA pursuant to the CARES Act
PPP Loan	Loan agreement with Bank of America, N.A., as the lender, pursuant to the PPP
PSU	Performance Share Unit
RCF	Revolving Credit Facility available under the Credit Agreement
RSU	Restricted Stock Unit
PUC	Public Utility Commission
QOS	Quality of Service
ROP	Rate of penetration
SaaS	Software as a Service
SAB	Staff Accounting Bulletin
SAFCON	Safety Controls, Inc., acquired in 2018, provides additional safety, security, and maintenance service solutions for oil and gas
Satellite bandwidth – Ka band	Bandwidth typically operating in a frequency range of 27 – 40 gigahertz
Satellite bandwidth – Ku band	Bandwidth typically operating in a frequency range of 12 – 18 gigahertz
Satellite bandwidth – C band	Bandwidth typically operating in a frequency range of 4 – 8 gigahertz
Satellite bandwidth – L band	Bandwidth typically operating in a frequency range of 1 – 2 gigahertz
SBA	U.S. Small Business Administration
SCADA	Supervisory Control and Data Acquisition
SEC	United States Securities and Exchange Commission
SI	Systems Integration
SOC	Security Operations Center
TECNOR	Orgtec S.A.P.I. de C.V., d.b.a. TECNOR, acquired in March 2016, increases solutions offerings in Mexico
The Tax Act	The Tax Cuts and Jobs Act of 2017
USF	Universal Service Fund
U.S. GAAP	Generally Accepted Accounting Principles in the United States
VMS	Video Management System
VSAT	Very Small Aperture Terminal satellite receivers
WiMax	Worldwide Interoperability for Microwave Access wireless broadband communication standard

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

We deliver advanced software and communications infrastructure that allows our customers to realize the business benefits of digital transformation. With world-class, ultra-secure solutions spanning global IP connectivity, bandwidth-optimized Over-The-Top (OTT) applications, Industrial Internet of Things (IIoT) big data enablement, and industry-leading machine learning analytics, we support the full evolution of digital enablement, empowering businesses to respond faster to high priority issues, mitigate the risk of operational disruption, and maximize their overall financial performance.

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

Recent Development

On December 21, 2020, we announced that our Board of Directors unanimously approved the Company's entry into a definitive agreement whereby Viasat Inc. (Viasat) will acquire the Company in an all-stock transaction representing an enterprise value of $222 million, including the Company’s net debt as of September 30, 2020, based on the closing price of Viasat common stock on December 18, 2020 (the Viasat Merger). Under the terms of the agreement, the Company’s stockholders will receive a fixed exchange ratio of 0.1845 shares of Viasat stock for each share of the Company’s common stock owned by the stockholder. Based on the parties' volume weighted average prices ("VWAPs") for the 20 trading days ending on December 18, 2020, the transaction represents a 17.9% premium for the Company's stockholders. Upon closing, the Company’s stockholders are expected to own approximately 5.7% of Viasat's outstanding common stock. The all-stock transaction is intended to be tax-free to the Company’s stockholders. The transaction, which is expected to close by mid-calendar year 2021, is subject to customary closing conditions and regulatory approvals, including the approval of RigNet's stockholders.

The Viasat Merger has been approved by both the Company’s Board of Directors and the Board of Directors of Viasat. The completion of the Viasat Merger is subject to customary closing conditions, including, among others, the required approvals of RigNet’s stockholders and the receipt of various regulatory approvals. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the transaction is expected to close in mid-year 2021.

For additional information regarding the Viasat Merger, including associated risks and uncertainties, see Part I, Item 1A – Risk Factors, Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 in our consolidated financial statements included in this Annual Report in Part IV, Item 15(a) of this Annual Report.

Our Operations

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

•

Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the network layer including Software as a Service (SaaS) offerings such as a real-time machine learning and AI data platform (Intelie Pipes™ and Intelie LIVE®), Cyphre® Encryption, Enhanced Cybersecurity Services (ECS), applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean™), and certain other value-added services such as Advanced Video Intelligence (AVI™). This segment also includes the private machine-to-machine IoT data networks including Supervisory Control and Data Acquisition (SCADA) provided primarily for pipelines. We generate revenue through software licenses, subscription fees, equipment sales, customization and commissioning services, and recurring network and usage-based fees.

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

As of December 31, 2020, MCS represented 65.3% of our total revenues. We were the primary provider of remote communications and collaborative services to approximately 650 customers reaching over 1,100 remote sites located in approximately 50 countries on six continents.  For the year ended December 31, 2020, our revenue generated from countries outside of the U.S. represented 74.2% of MCS revenue. Key aspects of our services include:

•

a secure end-to-end global network to ensure greater network availability, enhanced network cybersecurity and higher Quality of Service (QoS) control to optimize latency-sensitive business applications;

•	a multi-tenant network designed to accommodate multiple customer groups residing at a site, including drilling contractors, exploration and production operators and oilfield service providers;
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

Global MCS Site Counts

We report the number of sites serviced by MCS on a regular basis and currently define sites based on four categories, which include Offshore Drilling Rigs, Offshore Production sites, Maritime, and Other sites, which includes U.S. and International onshore drilling and production sites, completion sites, man-camps, remote offices, and supply bases, as well as offshore-related supply bases, shore offices, tender rigs, and platform rigs. The MCS site count does not include IoT sites. As of December 31, 2020, we provided MCS to a total of 1,142 U.S. and non-U.S. sites, a 14.8% decrease from 1,340 sites served as of December 31, 2019. Site counts fluctuate with industry conditions and are influenced by oil prices, customer capital spending, and other factors.  When we provide services for multiple customers at one location, for example, to the drilling contractor, exploration and production operator, and other service companies, we count this as one site.  The table below provides site count data as of December 31 of the respective year.

Figure 1: MCS Site Count Data at December 31

MCS Site Count Data
1,400
1,200
1,000
800
600
400
200
0
1,323
611
181
347
184
1,340
599
171
385
185
1,142
444
174
359
165
12/31/2018
12/31/2019
12/31/2020
Offshore Drilling Rigs (1)
Offshore Production (2)
Maritime
Other Sites (3)

(1) Includes jackups, semisubmersibles, and drillships

(2) Includes FPSOs and fixed production platforms.

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

Applications & Internet-of-Things (Apps & IoT)

Apps & IoT is our fastest growing segment and is leading our value delivery for our customers’ digital transformation efforts.  In addition to already having grown to 16.6% of 2020 revenue compared to 14.6% and 10.8% of 2019 and 2018 revenue, respectively, the value proposition from Apps & IoT is allowing us to gain share in the MCS market for energy.

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

Through our Apps & IoT segment, we deliver a combination of turn-key network solutions, value-added services that simplify the management of multiple communications needs, and digital accelerators that collect, secure and analyze operational intelligence data, allowing our customers to increase margins and focus on core operations. Apps & IoT revenue generated from countries outside of the U.S. represented 20.8% of Apps & IoT revenue. Our strategy in selling Apps & IoT services is to employ both direct and indirect sales channels, enabling us to target customers in industry verticals where we have not established a focused salesforce. In some cases, non-energy customers have sought us out because of our unique capabilities.

Apps & IoT services delivered over-the-top of the network layer include:

•	The Intelie LIVE and Intelie Planning platforms, which provide AI backed advanced real-time predictive analytics and machine learning;
•

Software as a Service (SaaS) applications to enhance remote operations efficiency, safety or crew welfare, including weather monitoring primarily in the North Sea (MetOcean) and Advanced Video Intelligence (AVI), including video analytics and a Video Management System (VMS);

•

An increasingly wide range of Enhanced Cybersecurity Services (ECS) monitoring and protection services, including a Security Operations Center (SOC), Cyphre encryption, AI-backed intrusion detection, Conditional Access, and security ratings; and

•	Machine-to-machine IoT networks such as: Supervisory Control and Data Acquisition (SCADA), Broadband Global Access networks (BGAN), and custom Long-Range Access (LoRA).

Intelie, our real-time machine learning platform, delivers value to the energy sector and has applications that improve performance and operational safety, enhance well control, and reduce non-productive time (NPT).   Examples of Intelie applications are as follows:

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

•

Intelie machine learning assists customers with optimizing well-cleaning procedures, the process of bringing up the cuttings that the drill bit generates while drilling. As an example of how this delivers value, the faster the ROP, the more drilling cuttings are generated, which in turn can slow down the ROP as the bit gets stuck on its cuttings. Intelie helps to ensure that the ROP is optimized preventing the drill bit from becoming stuck and thus potentially reducing the overall time and cost to drill a well.

•

Essential equipment such as blow-out preventers (BOPs), top drives, and pumps send data to Intelie, which models and monitors equipment condition, enabling more predictive and preventative maintenance.

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

RigNet’s IoT network supports over 10,000 different sites, predominantly in the U.S. A key element of our network, devices using the L-band satellite technology, remained stable at over 6,100 L-Band enabled IoT sites as of December 2020, consuming on average 66 gigabytes per month of IoT traffic.

We believe the Apps and IoT segment is an important element of our long-term growth.

System Integration (SI)

Due to our deep knowledge of the energy sector’s needs and a wide range of expertise around critical communications in challenging environments, our clients also turn to us to build large network projects, both offshore and onshore. Solutions are delivered based on the customer’s specifications, adhering to international industry standards and best practices. Project services may include consulting, design, engineering, project management, procurement, testing, installation, commissioning, and maintenance. Additionally, SI provides complete monitoring and maintenance for fire and gas detection systems and PLC/automation control systems. Projects are bid on a fixed-cost or time and materials basis with revenue recognized on a percentage of completion basis. As of December 31, 2020, SI represented 18.1% of our total revenues and revenue generated from countries outside of the U.S. represented 38.0% of SI revenue.

RigNet typically operates as a subcontractor on SI projects, working with other major Engineering, Procurement, and Construction (EPC) companies to deliver the project scope to the end customer.  The business is both competitive and cyclical.  The typical project length for our SI projects is anywhere from less than one year to approximately three years. Project backlog declined in 2020 largely as a result of customers delaying decision on new project awards due to the industry slowdown caused by COVID-19. As a result, although we added $14.0 million in backlog in 2020, we recognized more revenue and project descoping than we added. Project backlog, or the amount of revenue secured subject to firm contract awards that will be recognized over the life of each project, as of December 31 for the respective years is provided in the table below.

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

Figure 3: RigNet's "Flywheel Effect"

SI Projects may be stand-alone, but we strive to pull through our MCS, Applications and IoT, and Cybersecurity solutions

SI Projects
Remote Communications (MCS)
Applications and IoT
Cybersecurity
RigNet's Solutions Work Synergistically

Digital transformation relies on new applications networked to collect real-time data coupled with machine-learning that transforms that data into action.

More data means a greater need for high-quality MCS

Customers already on our networks may choose to add our innovative, value-enhancing Applications and IoT solutions like real-time machine learning to deliver operational and financial improvement

Securing both network access and mission-critical proprietary data is an evolving, but essential component of digital transformation

Figure 4: RigNet's Vertical Integration Across the Value Chain

Innovation at Every Level
Onshore
Offshore
Pipelines
LNG/Gas Processing
Refining/ Petrochemicals
Supply Chain
SATCOMM Connected
End to End Cybersecurity
Applications, Analysis & Services
Edge Control
Connected Products

Customer Needs

The technology and remote telecommunications industries are highly dynamic and increasingly evolving with customer needs. We serve customers with customized communications, applications and cybersecurity solutions that connect to remote locations via networks, driving demand for reliable, managed communications services in a variety of environmental conditions. For several decades, our core customer base has primarily been off-shore and remote land oil and gas drilling contractors, exploration and production operators, and oilfield service companies. As part of our growth strategy, we are seeking to expand to other adjacent markets that share substantially similar technical requirements; these include: global enterprise, midstream pipelines, maritime, engineering and construction, disaster recovery services, banking and government verticals.

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

Our Customers, Their Industry, and Its Impact on RigNet

In 2020, almost all of RigNet’s revenue was derived from customers with some connection to the oil and gas industry. These included our traditional customers in the Upstream segment (drilling contractors, large integrated and independent oil and gas operating companies, and other oilfield service and maritime support companies, etc.), as well as customers in the Midstream segment (pipelines, LNG plants, etc.) and large Engineering, Procurement, and Construction companies working across the industry value chain. Although no single customer accounted for 10.0% or more of revenue in 2020, our top 5 customers accounted for 31.2% of our total revenue for 2020.

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

In 2020, oil gas prices declined as result of OPEC+ group actions on the price of oil and in conjunction with significantly reduced demand as of result of COVID-19 pandemic. In response to continued low oil and gas prices and the COVID-19 pandemic, the industry reduced both capital and operating expenses significantly and negatively impacting RigNet’s business. Recovery for the industry remains challenging. Offshore drilling rig utilization levels in 2020 were flat compared to 2019, driven by offshore production declines and reduced capital spending by oil and gas companies. However, we continue to believe that the industry we support has a proven resilient need for our advanced software and communications solutions to realize their digital transformation. While we expect conditions for the industry to continue to improve gradually, given our growing Apps & IoT business segment activity and continued expansion in the FPSO market, our long-term growth strategy does not rely solely on significant increases in global offshore drilling activity.

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

As of December 31, 2020, our merger and acquisition activity has been paused as a result of our current debt load and our equity price. Additionally, the Viasat Merger Agreement requires that we receive Viasat’s prior consent to most acquisitions. At this time, we believe that we have largely acquired the necessary capability set and that future merger and acquisition activity may be driven by our belief that networks benefit from scale.

Expand the scale and scope of our services

Our market presence and proven quality of service offer significant organic growth opportunities in energy segments adjacent to upstream where we are well-positioned to deliver remote communications solutions.

In the MCS segment, we seek to leverage our current strong market position in drilling rigs, production facilities, and support vessels to grow additional share.  Because of established relationships with our customers, reliable and robust service offerings, and high-quality customer service, we believe that we are well-positioned to capture new build rigs that our customers add to their fleets as well as stacked rigs that are reactivated.  We also seek to organically gain market share against our competitors. We are continuously working with our suppliers to ensure that we have the newest and most cost-effective solutions for our customers. We continue to grow our network as well.  In 2019, we invested in our Gulf of Mexico communications infrastructure, which we believe is the largest over-water microwave-based network in the world. This upgrade, in a partnership with T-Mobile, added 4G LTE services and 5G capabilities to the pre-existing network to provide both enhanced fixed and mobile services to our customers. This LTE network supports a coverage area of more than 60,000 square miles. Furthermore, as the onshore unconventional drilling and production industry has evolved, we have expanded our services to include not only onshore drilling rigs, but other onshore oilfield service providers.

We also intend to expand our Apps & IoT market share on a stand-alone basis and by bundling our new capabilities, including machine learning and cybersecurity, with our MCS offerings for both existing and new customers.  Our acquisition of Intelie in 2018 enabled us to offer new solutions to help customers across the value chain continue to focus on improving their operational and financial performance.  Through Cyphre, we assist our customers in protecting their mission-critical data both onshore and offshore.  Furthermore, we continue to develop additional applications via our internal development team, including AVI, CrewConnect™, and other solutions which deliver increased value to our customers.  We have also built in significant presence in the energy IoT market, particularly in energy’s midstream segment, where our robust, bandwidth-optimized applications enable customers to safely, reliably, and efficiently monitor and manage their remote sites and networks.

We continue to seek to expand our SI market share by pursuing new SI customers and bids for projects globally to address the growing demand for the buildout of large capital projects. We expect to continue to target traditional upstream and downstream opportunities, such as new fixed production platforms or onshore operating shorebases, as well as expanding our opportunity set to include new FPSOs and midstream projects, such as remote LNG liquefaction facilities.  Additionally, our Apps & IoT capabilities are opening opportunities to introduce our machine learning and other solutions to our customers on these projects, potentially leading to pull-through business where we not only provide our SI solution, but possibly a bundle which includes managed communications and applications.

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

Mission-critical services delivered by a trusted provider with global operations:  Our longstanding relationships with customers provide us with an in-depth understanding of the mission-critical needs of our customers that enables us to tailor our services to their requirements.  Our global presence allows us to serve our clients around the world, except where government restrictions may apply. Our global terrestrial network also allows us to provide quality of service to prioritize various forms of data traffic for a more effective way to prioritize network traffic.  Our ability to offer our customers global coverage sets us apart from regional competitors and allows us to match the breadth of our customers’ global operations and speed of deployment. Our Cyphre offering allows us to offer state-of-the-art encryption and network security services for the data communications necessary to safely and efficiently manage remote operations.  In addition, our OTT offerings allow us to leverage our network to provide additional offerings for safety, business productivity improvement, and crew comfort.

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

High-quality customer support with full-time monitoring and regional service centers: Our global end-to-end owned and operated network allows us to provide high-quality customer care by enabling us to fully monitor our network.  We can easily and rapidly identify and resolve any network problems that our customers may experience. As of December 31, 2020, we had 27 service operations centers and warehouses located around the world to support and service our customers’ remote sites. We maintain field technicians as well as adequate spare parts and equipment in these service operations centers. Our Global Customer Care (GCC) team staffs our Network Operations Center (NOC) and Security Operations Center (SOC) 24 hours per day, 365 days per year and provides engineering, service delivery, and change management to customers globally. We provide non-stop, end-to-end monitoring and technical support for every customer. This proactive network monitoring allows us to detect problems instantly and keep our services running at optimum efficiency. Fully managed technology is a key reason why we can support solutions that deliver high performance and new technologies that improve productivity.

Scalable systems using standardized equipment that leverages our global infrastructure: We have built our global satellite and terrestrial network with a sufficient amount of flexibility to support our growth.  Our knowledge and capabilities can be applied to remote sites located anywhere in the world.  We generally install standardized equipment at each remote site, which allows us to provide support and maintenance services for our equipment in a cost-efficient manner. Not all of the components of equipment that we install at each site are the same, but the components that vary are limited in number and tend to be the same for sites located in the same geography.  As of December 31, 2020, we contracted capacity from 64 satellites that are co-located at 16 teleports and 25 datacenters worldwide in order to provide our end-to-end solutions. By owning the on-site equipment at each site, we are able to both minimize the capital investment required by the base network infrastructure and maintain the flexibility to install high-quality equipment at each site tailored to its locale and environmental conditions. We own and manage the IP layer end-to-end. The standardized nature of our equipment minimizes execution risk, lowers maintenance and inventory carrying costs, and enables ease of service support.  In addition, we are able to remain current with technology upgrades due to our back-end flexibility. Our product and service portfolio offers best-in-class technology platforms using the optimal suite of communications and networking capabilities for customers.

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

Our primary global competitor in MCS is Speedcast International Ltd. Panasonic, through its ITC Global subsidiary, Tampnet and Marlink, each of which have expanded their presence as active providers of communications services to the oil and gas, mining and maritime markets.  We also compete with regional competitors in the countries in which we operate.  Specifically, in our U.S. onshore operations, we face competition from: wireless network providers, drilling instrumentation providers, living quarters companies, and other pure-play providers like us.

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

Employees

As of December 31, 2020, we had approximately 658 full-time employees consisting of 275 in North America, 197 in Latin/South America, 113 employees in Europe/Africa and 73 employees in the Middle East and the Asia Pacific.

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

Principal Executive Offices

Our corporate headquarters is located at 15115 Park Row Blvd, Suite 300, Houston, Texas.  Our main telephone number is +1 (281) 674-0100.

Company Website and Available Information

The Company’s internet website is www.rig.net.  The information found on our website is not incorporated into this Annual Report on Form 10-K. The Company makes available free of charge on its website Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. This information can also be found on the SEC website at www.sec.gov.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Exchange Act that are subject to a number of risks and uncertainties, many of which are beyond the Company’s control. These statements may include statements about:

•	the uncertainties as to the timing of the completion of the Viasat Merger and the ability of each party to complete the merger;
•	the effects of the COVID-19 pandemic and its effect on the general economic activities, including reduced demand for oil and gas;
•	the expected forgiveness of our PPP Loan;
•

the level of drilling and production activity and the number of offshore drilling rigs, floating production storage and offloading units and other vessels that are removed from service, either temporarily or permanently;

•	the timing and number of new site additions;
•	competition and competitive factors in the markets in which we operate;
•	demand for our services and solutions;
•	the advantages of our services compared to others;
•	changes or advances in technology (including satellite capacity) and customer preferences and our ability to adapt our product and services offerings;
•	our ability to develop and maintain positive relationships with our customers;

•	our ability to retain and hire necessary employees and appropriately staff our marketing, sales and distribution efforts;
•	our cash and liquidity needs and expectations regarding cash flow from operations, capital expenditures and borrowing availability under our RCF;
•	our expectations regarding the deductibility of goodwill for tax purposes;
•	the amount and timing of contingent consideration payments arising from our acquisitions;
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

•	our ability to develop and market additional products and services;
•	our cost reduction, restructuring activities and related expenses;
•	our ability to maintain our WiMax microwave and LTE networks in the Gulf of Mexico; and
•	our financial performance, including our ability to expand Adjusted EBITDA through our operational leverage.

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

The forward-looking statements contained in this Annual Report on Form 10-K are largely based on Company expectations, which reflect estimates and assumptions made by management. These estimates and assumptions reflect management’s best judgment based on currently known market conditions and other factors.  Although the Company believes such estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties beyond its control.  In addition, management’s assumptions may prove to be inaccurate. The Company cautions that the forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance, and it cannot assure any reader that such statements will be realized, or the forward-looking statements or events will occur. Risks, uncertainties and other factors that may cause actual results to differ materially from those expressed or implied in the forward-looking statements include, without limitation:

•	the effect of economic conditions in the oil and gas industry, including fluctuations in commodity prices and the level of oil and gas exploration, development and production;
•	changes in the demand for our services and solutions;
•	the availability of labor at reasonable prices and/or rates of labor cost inflation;
•	changes in laws and regulations in the telecommunications, technology or oil and gas industries;
•	our ability to renew, extend or retain our contracts or to obtain new contracts with significant customers;
•	our lack of long-term, committed-volume purchase contracts with our customers;
•	increased competition and competitive factors in the markets in which we operate;
•	the concentration of our customer base as well as our dependence on a limited number of key customers;
•	our ability to protect our intellectual property and the cost of doing so;
•	our ability to extend our presence into other verticals and complementary remote communication segments;
•	our ability to increase secondary and tertiary customer penetration at remote sites;
•	our ability to develop and market additional products and services;
•	the possibility that we or our third-party providers may violate the complex regulatory schemes, including anti-corruption laws, in foreign countries in which we operate;

•	the impact on our business, or the business of our customers, as a result of credit rating downgrades and fluctuating interest rates;
•	changes in currency exchange rates;
•	our ability to comply with the financial covenants in our credit agreement and the consequences of failing to comply with such financial covenants;
•	changes in technology and customer preferences and our ability to adapt our product and services offerings;
•	our ability to develop and maintain positive relationships with our customers;
•	the effect of changes in political conditions in the U.S. and other countries in which we operate;
•	the possibility that we, or our third-party providers, may experience equipment failures, natural disasters, cyber-attacks or terrorist attacks;
•	the possibility that we experience failures in compliance with applicable consumer-protection and data privacy laws and regulations;
•	the possibility that we are unable to operate in certain foreign countries due to export control laws; and
•	other risks and uncertainties described under “Item 1A. Risk Factors” and other sections in this Annual Report on Form 10-K and as included in our other filings with the SEC.

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

The announcement and pending agreement to merge with Viasat may adversely affect our business, financial condition, results of operations and stock price.

Uncertainty relating to the pending Viasat Merger could have an adverse effect on our employees, customers, partners and other third parties that may materially disrupt key business activities and may adversely impact our financial condition, results of operations and stock price. Moreover, we are subject to various additional risks in connection with the announcement and pendency of the Viasat Merger, including:

•	the fact that the conditions to the closing of the Viasat Merger may not be satisfied or waived, including that the required approval of our stockholders may not be obtained;

•	uncertainty relating to the pending Viasat Merger may cause current and prospective customers to consider alternatives and potentially change suppliers;

•	potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following the Viasat Merger;

•	the significant diversion of internal resources and key employees’ and management’s attention due to the pending Viasat Merger;

•

legal proceedings that have arisen challenging the Viasat Merger and the related transactions contemplated by the Viasat Merger Agreement may require us to incur significant legal fees and expenses, and may result in unfavorable outcomes that could delay or prevent the completion of the Viasat Merger;

•	the restrictions imposed on our business and operations under the Viasat Merger Agreement may prevent us from pursuing opportunities without Viasat’s approval or taking other action that we might have undertaken in the absence of the proposed Viasat Merger, which may interfere with our ability to effectively respond to competitive pressures, execute business strategies and meet financial goals;

•

the Viasat Merger Agreement contains customary provisions that restrict our ability to pursue alternative transactions to the Viasat Merger and that may discourage potential competing acquires from considering or proposing an alternative transaction that may provide a higher value to our stockholders; and

•

the required regulatory approvals from governmental entities (U.S. and non-U.S.) may delay the completion of the Viasat Merger or result in the imposition of conditions that would allow Viasat to terminate the Viasat Merger Agreement in certain circumstances.

Any failure of the pending Viasat Merger to be completed may adversely affect our business, financial condition, results of operations, and stock price.

Each of our and Viasat’s obligations to complete the Viasat Merger is subject to a number of conditions in the Viasat Merger Agreement, including among others (i) the adoption of the Viasat Merger Agreement by holders of a majority of the outstanding shares of our common stock; (ii) the expiration or termination of review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the receipt of certain other material regulatory consents and approvals; (iv) the authorization for listing of shares of Viasat common stock to be issued in the Viasat Merger on Nasdaq; (v) the absence of any court order or regulatory injunction prohibiting completion of the Viasat Merger; (vi) subject to specified materiality standards, the accuracy of the representations and warranties of each party; (vii) compliance by each party in all material respects with covenants; (viii) the absence of any effects that have constituted or resulted in, or would reasonably be expected to constitute or result in, a material adverse effect with respect to either party; and (ix) the receipt by each party of closing tax opinions. There can be no assurance that these conditions to the completion of the Viasat Merger will be satisfied within the timeframe specified in the Viasat Merger Agreement or at all.

Regulatory and governmental authorities may impose conditions on the granting of the required regulatory approvals, including divestitures of certain assets or businesses, which may result in extended negotiations among these entities, Viasat and us, which may delay completion of the Viasat Merger and increase the risk that the Viasat Merger may not be completed.

If the Viasat Merger is not completed, our stock price could decline to the extent that our current share price reflects an assumption that the Viasat Merger will be completed. Furthermore, if the Viasat Merger is not completed, we may suffer other consequences that could adversely affect our business, financial condition, results of operations and stock price, including the following:

•

we have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs in connection with the Viasat Merger, and may of the fees and costs are payable by s regardless of whether the Viasat Merger is completed;

•

we could be required to pay a termination fee of up to $5.5 million to Viasat under circumstances described in the Viasat Merger Agreement, including a circumstance in which our board of directors changes its recommendation concerning the approval of the Viasat Merger or if the Company were to receive an alternative proposal;

•

the failure to complete the Viasat Merger may result in adverse publicity, negatively impact the reputation of the Company in the capital markets and investment community, and result in critical responses from our customers, partners and other third parties;

•	legal proceedings have been instituted against us, our directors and other relating to the Viasat Merger and related transactions;

•

any disruptions to our business resulting from the announcement and pendency of the Viasat Merger, including any adverse changes to our relationships with customers, vendors and employees, may continue or intensify in the event the Viasat Merger is not completed;

•	we may experience employee departures; and

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

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

While the full impact of the COVID-19 outbreak is not yet known, we are closely monitoring the effects of the pandemic on commodity demands and on our customers, as well as on our operations and employees.  These effects have included and may continue to include adverse revenue, net income, and Adjusted EBITDA effects; disruptions to our operations; customer shutdowns of oil and gas exploration and production; employee impacts from illness, school closures and other community response measures; and temporary closures of our facilities and the facilities of our customers and suppliers.

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

Oil and gas prices are volatile, and the oil and gas business is cyclical. When prices are perceived as being too low to generate acceptable returns, companies reduce expenditures for exploration and production. At the start of 2020, oil prices significantly decreased largely as a result of the Saudi state producer, Aramco, reducing crude pricing in response to a split and price war with Russia. Following the Saudi reduction in pricing, Brent crude spot prices declined steeply to a mid-30 dollar per barrel range. As a result, we have seen a material decline in the demand for our products and services and significant pressure on the prices we can charge.  Furthermore, our customers have experienced declines in their cash flows which has led to delays in payment, or nonpayment, for our products and services.  Commodity price declines and increased volatility have particularly affected our customers’ budgets for offshore capital investments and expenditures, which has had a material and adverse effect on our addressable market.

Furthermore, the COVID-19 pandemic has increased the volatility of oil and gas prices and has caused delays, supply chain disruptions and travel restrictions that have impacted the oil and gas industry and certain projects in the Asia Pacific region.

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

Recently some remote communications providers are offering the use of LTE and high-throughput satellite (HTS) service, instead of or in addition to the conventional Ku-band, Ka-Band, and C-band satellite space segments used today.  Our business may be harmed if our competitors are more successful than us in introducing LTE and or HTS services to meet customer needs.

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

In a widely publicized attack in 2020, SolarWinds software, which we utilize for certain network management and monitoring functions, was compromised by alleged foreign State Actors. The Company learned of this hack on December 14, 2020 when the owner of SolarWinds notified the public. By December 15, 2020, we determined that we had not updated to the infected patch because of our policy of waiting to implement patches until they had been thoroughly market tested. Nevertheless, we installed the fix and upgraded to the latest version of SolarWinds in January 2021. There can be no assurance that the Company will successfully avoid future attacks which could have a material adverse effect on our reputation, business, financial condition and results of operations.  Furthermore, our policy of waiting for patches to be market tested could lead to other vulnerabilities which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

As part of our growth strategy, we attempt to enter new verticals, and offer new and innovative products and services. We have and intend to enter new verticals and launch new products. Our attempts to enter new verticals and launch new products and services may not be successful, costing us money and diverting management time and attention.

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

Our Credit Agreement requires us to maintain certain financial covenant ratios. These ratios may limit our capacity to finance our growth strategy and operations. Furthermore, if we fail to comply with the covenants contained in our Credit Agreement, including as a result of events beyond our control, technical or other default could result, which could materially and adversely affect our operating results and our financial condition.

Our credit agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default and maintaining certain financial covenants such as a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00. Additionally, the Credit Agreement requires a consolidated leverage ratio, as defined in the Credit Agreement, of less than or equal to 3.00 to 1.00 as of December 31, 2020. The Consolidated Leverage Ratio requirement then steps down to 2.75 for all remaining quarters after June 30, 2021. If any default occurs related to these covenants that is not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The RCF under the Credit Agreement are secured by substantially all the assets of the Company.

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

To support our growth strategy, we expect to continue to make substantial capital expenditures. Many of our customers now demand newer HTS services, requiring significant capital expenditures to upgrade equipment.  We expect to fund capital expenditures, with cash generated by operations and borrowings under RCF or capital markets transactions; however, our financing needs may require us to alter or increase our capitalization substantially through the issuance of debt or equity securities. The issuance of additional indebtedness would require that a portion of our cash flow from operations be used for the payment of interest and principal on our indebtedness, thereby reducing our ability to use cash flow from operations to fund working capital, capital expenditures and acquisitions. Furthermore, raising equity capital would generally dilute existing stockholders. If additional capital is needed, we may not be able to obtain debt or equity financing on terms acceptable to us, if at all.

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

Our results in 2019 and 2018 were negatively impacted by certain satellite outages and interruptions by certain of our providers.  These incidents caused RigNet to lose forecasted revenues and to experience increased costs as we had to make alternative arrangements for our customers.  We cannot assure you that we will not suffer future satellite outages or that any potential future outage will not have a material impact on our business, results of operations or financial condition.  Under most of our contracts with satellite service providers, our satellite service providers do not indemnify us for such loss or damage to our business resulting from certain risks, including satellite failures. If any potential claims result in liabilities, we could be required to pay damages or other penalties.

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

SI projects are heavily dependent on cost, productivity, schedule and performance management.

We account for SI contracts using accounting rules for construction-type contracts.  Factors that may affect future project costs and margins include the price and availability of labor, equipment and materials, productivity, as well as the time necessary to obtain approvals and permits. If we make inaccurate estimates, or if we find errors or ambiguities as to contract specifications or if circumstances change due to, among other things, unanticipated technical problems, changes in local labor conditions, weather delays, changes in the costs of equipment and materials, or our suppliers’ or subcontractors’ inability to perform, or changes in foreign exchange rates, then cost overruns may occur. We may be required to pay liquidated damages upon our failure to meet schedule or performance requirements of our contracts. In accordance with the accounting guidance, we would record a cumulative adjustment to reduce the margin previously recorded on the related project in the period a change in estimate is needed. If the contract is significant, or we encounter issues that impact multiple contracts, cost overruns could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, SI contracts can require performance bonds, surety bonds and similar instruments. Any inability to secure required performance bonds, surety bonds and similar instruments, could limit business. Although we have not previously had performance bonds, surety bonds and similar instruments called, should such instruments be called in the future, it could have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is derived from a relatively small number of customers and the loss of any of these customers would materially harm our business, financial condition and results of operations.

Although we continue to diversify our customer base, we still receive a significant portion of our revenue from a relatively small number of large customers, among them being Royal Dutch Shell Plc, Valaris Plc, Transocean Ltd, Exxon Mobil Corporation, BP Plc, Baker Hughes Company, Halliburton Company, Bechtel Corporation, and Seadrill Ltd.. Although none of these customers represents more than 10% of our annual revenue, should one or more of these customers terminate or significantly reduce their business with us and we were not able to replace such revenue, our business, financial condition and results of operations would be materially harmed.  As our top customers are concentrated in energy, should there be any adverse impact on the energy business that caused our customers to reduce demand for our services our financial condition and results of operations would be materially harmed.

We may not be able to compete successfully against current and future competitors.

We expect both product and pricing competition to persist and intensify. Increased competition could cause reduced revenue, price reductions, reduced profits and loss of market share. Our industry is characterized by competitive pressures to provide enhanced functionality for the same or lower price with each new generation of technology. Our primary global competitor is Speedcast International Ltd. Panasonic, through its ITC Global subsidiary, Marlink and Tampnet Inc. have begun to expand their presence as active providers of communications services to the oil and gas, mining and maritime markets. We also compete with regional competitors in the countries in which we operate. In addition, in certain markets outside of the U.S., we face competition from local competitors that provide their services at a lower price due to lower overhead costs, including lower costs of complying with applicable government regulations and their willingness to provide services for a lower profit margin. Furthermore, in the Apps and IoT space we compete with IBM, Microsoft, Google, Kongsberg Gruppen and other smaller pure-play companies, as well as large, established oilfield technology providers like Schlumberger and Haliburton. Additionally, in the SI space, we compete primarily with Speedcast and ABB Ltd and other construction contractors. Strong competition and significant investments by competitors to develop new and better solutions may make it difficult for us to maintain our customer base, force us to reduce our prices or increase our costs to develop new solutions.

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

As of February 28, 2021, funds associated with Kohlberg Kravis Roberts & Co. L.P., or KKR, owned in the aggregate shares representing approximately 23.8% of our outstanding voting power and have a seat on our board of directors. Additionally, as of February 28, 2021, funds associated with FMR, LLC, owned in the aggregate shares representing approximately 5.1% of our outstanding voting power, and funds associated with Arrowmark Colorado Holding, LLC, owned in the aggregate shares representing approximately 6.3% of our outstanding voting power. As a result, any of these stockholders could potentially exert significant influence over all matters presented to our stockholders for approval, including election or removal of our directors and change of control transactions. The interests of these stockholders may not always coincide with the interests of the other holders of our common stock.

We are subject to fluctuations in currency exchange rates and limitations on the expatriation or conversion of currencies, which may result in significant financial charges, increased costs of operations or decreased demand for our services and solutions.

During the year ended December 31, 2020, 11.8% of our revenues were earned in non-U.S. currencies, while a significant portion of our capital and operating expenditures and all of our outstanding debt, was priced in U.S. dollars.  In addition, we report our results of operations in U.S. dollars. Accordingly, fluctuations in exchange rates relative to the U.S. dollar could have a material effect on our reported earnings or the value of our assets. In the future, a greater portion of our revenues may be earned in non-U.S. currencies, increasing this risk of fluctuations in exchange rates.

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

We may not be entitled to forgiveness of our PPP Loan, and our application for the PPP Loan could in the future be determined to have been impermissible or could result in damage to our reputation.

In May 2020, we borrowed $6.3 under the Paycheck Protection Program of the CARES Act, a portion of which may be forgiven. All or a portion of the PPP Loan may be forgiven by the Small Business Administration (the “SBA”) upon our application in accordance with the forgiveness rules set out in the CARES Act. Under the CARES Act, loan forgiveness is available for the sum of documented payroll costs, covered lease payments, covered mortgage interest and covered utilities during the twenty-four-week period beginning on the date the loan is advanced, but not to exceed December 31, 2020. Not more than 40% of the forgiven amount may be for non-payroll costs. In addition, the amount of the PPP Loan eligible for forgiveness related to payroll costs is subject to additional limitations as outlined in the CARES Act. Although we intend to use the entire PPP Loan for designated qualifying expenses and to apply for forgiveness in accordance with the terms of the Paycheck Protection Program, no assurance can be given that we will obtain forgiveness of the PPP Loan in whole or in part.  Furthermore, on April 28, 2020, the Secretary of the U.S. Department of the Treasury stated that the SBA will perform a full review of any PPP loan over $2.0 million before forgiving the loan.

We will be required to repay any portion of the outstanding principal that is not forgiven, along with accrued interest, through monthly principal and interest payments. These payments will commence following the end of the deferment period as defined in the PPP Loan. The PPP bears interest at a rate of 1% per annum. We may prepay the principal at any time without penalty.

As part of our application for the PPP Loan, we were required to certify, among other things, that the current economic uncertainty made the PPP Loan request necessary to support our ongoing operations. We made this certification in good faith after analyzing, among other things, our financial situation and access to alternative forms of capital, and believe that we satisfied all eligibility criteria for the PPP Loan and that our receipt of the PPP Loan is consistent with the broad objectives of the Paycheck Protection Program of the CARES Act. The certification described above does not contain any objective criteria and is subject to interpretation. On April 23, 2020, the SBA issued guidance stating that it is unlikely that a public company with substantial market value and access to capital markets will be able to make the required certification in good faith. The lack of clarity regarding loan eligibility under the Paycheck Protection Program has resulted in significant media coverage and controversy with respect to public companies applying for and receiving loans. If, despite our good faith belief that given our Company’s circumstances we satisfied all eligible requirements for the PPP Loan, we are later determined to have violated any of the laws or governmental regulations that apply to us in connection with the PPP Loan, such as the False Claims Act, or it is otherwise determined that we were ineligible to receive the PPP Loan, we may be subject to penalties, including significant civil, criminal and administrative penalties and could be required to repay the PPP Loan in its entirety. In addition, receipt of a PPP Loan may result in adverse publicity and damage to reputation, and a review or audit by the SBA or other government entity or claims under the False Claims Act could consume significant financial and management resources. Any of these events could have a material adverse effect on our business, results of operations and financial condition.

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

Item 3.  Legal Proceedings

In 2021, seven substantially similar actions were filed against the Company, its directors and certain Viasat entities alleging, among other things, that the registration statement related to the Viasat Merger on Form S-4 and form of proxy statement included therein filed by Viasat with the SEC on February 1, 2021, contained incomplete and misleading information. The actions are as follows:

Style	Court	Date Filed
Shiva Stein v. RigNet, Inc., et.al	United States District Court for the Southern District of California	February 17, 2021
Christine Waugh v. RigNet, Inc., et. al.	United States District Court for the District of Colorado	February 20, 2021
Christine Waugh v. RigNet, Inc., et al.	United States District Court for the Southern District of New York	February 21, 2021
Lewis D. Baker v. RigNet, Inc., et. al.	United States District Court for the District of Colorado	February 25, 2021
Heather DiMichele v. RigNet, Inc., et. al.	United States District Court for the Southern District of New York	March 2, 2021
Jacob Wheeler v. RigNet, Inc., et. al.	United States District Court for the District of Delaware	March 5, 2021
Robert Wilhelm v. RigNet, Inc., et. al.	United States District Court for the District of Colarado	March 5, 2021

While the Company believes all of these cases are meritless and intends to vigorously defend them, the lawsuits are in the very early stages and no assurance can be given that these suits will not have a material adverse effect on the business, financial condition or results of operations of the Company, or that the lawsuits will not materially and adversely affect the ability of the Company to close the Viasat Merger.

In June 2019, the Company announced that it reached a settlement with Inmarsat plc that concludes the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and paid the final $0.8 million in the third quarter of 2020.

The Company, in the ordinary course of business, is a claimant or a defendant in various other legal proceedings, including proceedings as to which the Company has no insurance coverage and those that may involve the filing of liens against the Company or its assets. The outcome of any such claims or proceedings cannot be predicted with certainty.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

RigNet’s common stock, $0.001 par value, is traded on the NASDAQ Global Select Market (NASDAQ), under the ticker symbol RNET. There were approximately 104 holders of record of RigNet’s common stock as of February 28, 2021.

Dividends

We have not paid any cash dividends on our common stock and do not intend to do so in the foreseeable future. Further, our Credit Agreement restricts our ability to pay cash dividends. We currently intend to retain all available funds and any future earnings to support the operation and to finance the growth and development of our business.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we did not have any sales of securities in transactions that were not registered under the Securities Act that have not been reported on Form 8-K or Form 10-Q.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock during the quarter ended December 31, 2020:

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plan or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans

October 1 - October 31, 2020	512	$3.91	N/A	N/A
November 1 - November 30, 2020	36,920	$5.39	N/A	N/A
December 1 - December 31, 2020	156	$5.41	N/A	N/A
	37,588	$5.37	N/A	N/A

(1) All shares repurchased were surrendered by employees to pay taxes withheld upon the vesting of restricted stock awards

Item 6.  Selected Financial Data

Omitted pursuant to amendments to Item 301 of Regulations S-K effective February 10, 2021.

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

Executive Overview

On December 21, 2020, we announced that our Board of Directors unanimously approved the Company's entry into a definitive agreement whereby Viasat will acquire the Company in an all-stock transaction representing an enterprise value of $222 million, including the Company’s net debt as of September 30, 2020, based on the closing price of Viasat common stock on December 18, 2020. Under the terms of the agreement, the Company’s stockholders will receive a fixed exchange ratio of 0.1845 shares of Viasat stock for each share of the Company’s common stock owned by the stockholders. Based on the parties' volume weighted average prices ("VWAPs") for the 20 trading days ending on December 18, 2020, the transaction represents a 17.9% premium for the Company's stockholders. Upon closing, the Company’s stockholders are expected to own approximately 5.7% of Viasat's outstanding common stock. The all-stock transaction is intended to be tax-free to the Company stockholders. The transaction, which is expected to close by mid-calendar year 2021, is subject to customary closing conditions and regulatory approvals, including the approval of RigNet's stockholders.

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

•

Applications and Internet-of-Things (Apps & IoT). Our Apps & IoT segment provides applications over-the-top of the network layer including SaaS offerings such as a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE), Cyphre Encryption, ECS, applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), and certain other value-added services such as AVI. This segment also includes the private machine-to-machine IoT data networks including SCADA provided primarily for pipelines.

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

Recent Developments

As of December 31, 2020, we provided MCS to a total of 1,142 U.S. and non-U.S. sites

As of December 31, 2020, we had backlog for our cost to cost projects (formerly known as percentage of completion) of $7.7 million.

Known Trends and Uncertainties

Operating Matters

Uncertainties in the oil and gas industry may continue to impact our profitability. The fundamentals of the oil and gas industry we serve expect to remain challenged at least into the first half of 2021 particularly offshore. In 2020, our customers and we were adversely impacted by the COVID-19 pandemic. Our customers have had certain of their work-sites for large projects closed and are operating certain sites with only essential employees. Travel to and from remote locations has been restricted and, in some cases, suspended. The global oil industry we serve has experienced reduced demand and layoffs as a result. Furthermore, in the first half of 2020, the Saudi state oil producer, Saudi Aramco, and Russia, along with the broader OPEC+ group, initially failed to reach an agreement to continue production cuts and collectively launched a price war with the goal of attempting to recapture market share that OPEC+ had lost to U.S. oil producers in recent years. Following the OPEC+ actions on price and in conjunction with significantly reduced demand as a result of the COVID-19 pandemic, Brent crude prices which were $67.77 as of December 31, 2019, fell to $9.12 as of April 21, 2020, and rose to $51.22 per barrel as of December 31, 2020. There is no guarantee that OPEC+ will continue the current production cuts and an increase in oil supply could have an adverse effect on our industry. The oil and gas environment continues to be challenged with operators focusing on projects with shorter pay-back periods that generally require less capital investment and lower costs from service providers and drilling contractors. We generally anticipate that oil and gas demand will begin to recover as the impact of COVID-19 eases and that the oil and gas industry will begin to recover in 2021. However, we cannot anticipate when the impact of the COVID-19 on the global economic conditions will ease substantially. We expect that customers will begin to move forward on major projects and drilling campaigns and that the importance of digital transformation in the oil and gas industry will continue to accelerate. Generally, a prolonged lower oil price environment decreases exploration and development drilling investment, utilization of drilling rigs and the activity of the global oil and gas industry that we serve.

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

The Company closed a prior year sales tax audit from a state where we have operations. The assessment had no material impact to the Company’s Consolidated Financial Statements

Critical Accounting Policies

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

Revenue Recognition – Systems Integration

Revenues related to long-term, fixed-price SI contracts for customized network solutions are recognized based on the percentage of completion for the contract. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition. Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

Performance Obligations Satisfied Over Time — The delivery of a SI solution represents the single performance obligation under SI contracts.  Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

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

Variable Consideration – SI – We record revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue was included in CIEB as of December 31, 2020 and 2019. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

SI contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of December 31, 2020 and 2019, the amount of CIEB related to Systems Integration projects was $12.0 million and $13.3 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid, respectively, within a one-year period. As of December 31, 2020 and 2019, $1.0 million and $1.0 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue. Additionally, as of December 31, 2020 and 2019, there were $3.6 million and $2.6 million of retention included in Accounts Receivable.

Accounts Receivable

Trade accounts receivable are recognized as customers are billed in accordance with customer contracts. We report an allowance for doubtful accounts for probable credit losses existing in accounts receivable. Management determines the allowance which is adjusted based on historical experience, current economic conditions, and reasonable assumptions. Individual receivables and balances which have been outstanding greater than 120 days are reviewed individually. Account balances, when determined to be uncollectible, are charged against the allowance.

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other office equipment, (iii) leasehold improvements, (iv) building and (v) land.  All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful lives of the respective assets, which range from one to ten years. We assess the value of property, plant and equipment for impairment when we determine that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the years ended December 31, 2020, 2019 or 2018.

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

No impairment to intangibles was recorded in the years ended December 31, 2019 or 2018.

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

Apps & IoT had $20.5 million of goodwill as of December 31, 2020, and fair value exceeded carrying value by over 100% as of the July 31, 2020 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test.

While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

We recorded no goodwill impairments in the years ending December 31, 2019 or 2018.

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

New Accounting Pronouncements

No standard implemented during 2020 or 2019 had a material effect on our financial position, cash flow or results of operations.  See our audited consolidated financial statements and the notes thereto included in this Annual Report on Form 10-K for more details regarding our implementation and assessment of new accounting standards.

Results of Operations

The following table sets forth selected financial and operating data for the periods indicated.

				Percentage Change
	Year Ended December 31,			2019 to	2018 to
	2020	2019	2018	2020	2019
	(in thousands, except percentages)
Revenue	$207,921	$242,931	$238,854	(14.4)%	1.7%
Expenses:
Cost of revenue (excluding depreciation and amortization)	130,330	149,753	146,603	(13.0)%	2.1%
Depreciation and amortization	26,534	31,129	33,154	(14.8)%	(6.1)%
Impairment of goodwill and intangible assets	26,977	-	-	*	*
Change in fair value of earn-out/contingent consideration	4,048	2,499	3,543	62.0%	29.5%
Gain on sales of property, plant and equipment, net of retirements	-	(4,240)	-	*	*
GX dispute	-	-	50,612	*	*
Selling and marketing	9,631	12,230	12,844	(21.3)%	(4.8)%
General and administrative	43,810	53,630	53,193	(18.3)%	0.8%
Total expenses	241,330	245,001	299,949	(1.5)%	(18.3)%
Operating loss	(33,409)	(2,070)	(61,095)	1,514.0%	(96.6)%
Other expense, net	(5,555)	(5,971)	(3,965)	(7.0)%	50.6%
Loss before income taxes	(38,964)	(8,041)	(65,060)	384.6%	(87.6)%
Income tax (expense) benefit	(6,564)	(10,745)	2,746	(38.9)%	(491.3)%
Net loss	(45,528)	(18,786)	(62,314)	142.4%	(69.9)%
Less: Net income attributable to non-controlling interests	280	370	139	(24.3)%	166.2%
Net loss attributable to RigNet, Inc. stockholders	$(45,808)	$(19,156)	$(62,453)	139.1%	(69.3)%
Other Non-GAAP Data:
Adjusted EBITDA (1)	$33,272	$41,100	$34,793	(19.0)%	18.1%

(1) See Non-GAAP Financial Measures for a reconciliation of our net loss to Adjusted EBITDA

The following represents selected financial operating results for our segments:

	Year Ended December 31,			Percentage Change
	2020	2019	2018	2019 to 2020	2018 to 2019
	(in thousands, except percentages)
Managed Communications Services:
Revenue	$135,754	$164,857	$171,574	(17.7)%	(3.9)%
Cost of revenue (excluding depreciation and amortization)	86,825	100,394	105,101	(13.5)%	(4.5)%
Depreciation and amortization	18,707	21,403	22,759	(12.6)%	(6.0)%
Impairment of goodwill	21,755	-	-	*	*
Selling, general and administrative	10,310	13,288	16,448	(22.4)%	(19.2)%
Managed Communications Services operating income (loss)	$(1,843)	$29,772	$27,266	(106.2)%	9.2%
Applications and Internet-of-Things:
Revenue	$34,458	$35,368	$25,713	(2.6)%	37.5%
Cost of revenue (excluding depreciation and amortization)	14,520	17,239	13,386	(15.8)%	28.8%
Depreciation and amortization	4,544	4,892	4,570	(7.1)%	7.0%
Impairment of intangible assets	3,836	-	-	*	*
Selling, general and administrative	5,955	4,551	1,961	30.9%	132.1%
Applications and Internet-of-Things operating income	$5,603	$8,686	$5,796	(35.5)%	49.9%
Systems Integration:
Revenue	$37,709	$42,706	$41,567	(11.7)%	2.7%
Cost of revenue (excluding depreciation and amortization)	28,985	32,120	28,116	(9.8)%	14.2%
Depreciation and amortization	638	1,627	2,511	(60.8)%	(35.2)%
Impairment of goodwill	1,386	-	-	*	*
Selling, general and administrative	1,500	2,530	1,698	(40.7)%	49.0%
Systems Integration operating income	$5,200	$6,429	$9,242	(19.1)%	(30.4)%

Years Ended December 31, 2020 and 2019

Revenue. Revenue decreased by $35.0 million, or 14.4%, to $207.9 million for the year ended December 31, 2020 from $242.9 million for the year ended December 31, 2019. Revenue for the MCS segment decreased $29.1 million, or 17.7% due to a decrease in site counts as a result of the deteriorating conditions in the oil and gas industry that we serve as well as from the effect of the COVID-19 pandemic and non-recurring service installation revenue related to the expansion of the LTE network in the Gulf of Mexico that occurred in the prior year. Revenue for the Systems Integration segment decreased $5.0 million, or 11.7%, due primarily to timing of certain projects. Revenue for the Apps & IoT segment decreased $0.9 million, or 2.6%, despite an increase in Intelie’s revenue of 32%, due to lower equipment sales and bandwidth usage in our IoT business.

Cost of Revenue (excluding depreciation and amortization). Cost of revenue (excluding depreciation and amortization) decreased by $19.4 million, or 13.0%, to $130.3 million for the year ended December 31, 2020 from $149.8 million for the year ended December 31, 2019. Cost of revenue (excluding depreciation and amortization) decreased in the MCS segment by $13.6 million and was directly related to the decrease in revenue which was a result of stacking rigs and decreased site counts. Cost of revenue (excluding depreciation and amortization) decreased in the Systems Integration segment by $3.1 million due to the timing of certain projects. Cost of revenue (excluding depreciation and amortization) decreased in the Apps & IoT segment by $2.7 million due to the decrease in equipment re-sales and bandwidth in IoT compared to the prior year.

Depreciation and Amortization. Depreciation and amortization expenses decreased by $4.6 million to $26.5 million for the year ended December 31, 2020 from $31.1 million for the year ended December 31, 2019. The decrease is primarily attributable to the intangibles from the July 2012 acquisition of Nessco being fully amortized coupled with lower capital expenditures compared to the prior year.

Impairment of Goodwill and Intangible Assets. The combination of the COVID-19 pandemic and unprecedented low oil and gas prices during the first quarter of 2020 impacted our internal forecast. As a result, we performed an interim goodwill impairment test during the first quarter of 2020 and determined that two of our reporting units had carrying values in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million. The charge fully impaired goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million. In September 2020, we identified a triggering event in the Apps & IoT segment associated with Cyphre as a result of market conditions, which resulted in a reduction in our cash flow projections during a revision of our internal forecast. We performed a recoverability analysis and determined the carrying value of the intangible assets acquired with the Cyphre acquisition, which included trade name, customer relationship and developed technology, was in excess of their recoverable value and we recognized an impairment of $3.8 million.

Gain on sales of property, plant and equipment, net of retirements. During the year ended December 31, 2019, the Company recognized a gain of $4.2 million on the sale of certain assets.

Selling and Marketing. Selling and marketing expenses decreased by $2.6 million to $9.6 million for the year ended December 31, 2020 from $12.2 million for the year ended December 31, 2019. This decrease was due to the reductions in travel, contract labor and trade shows in response to the COVID-19 pandemic.

General and Administrative. General and administrative expenses decreased by $9.8 million to $43.8 million for the year ended December 31, 2020 from $53.6 million for the year ended December 31, 2019. General and administrative costs decreased due to reduced stock based-compensation, non-recurring legal cost attributable to the settlement of the GX Dispute during 2019, reduced travel and reduced professional fees in response to the COVID-19 pandemic.

Income Tax Expense. Our effective income tax rate was (16.8%) and (133.6%) for the years ended December 31, 2020 and 2019, respectively. Our effective tax rate is affected by factors including changes in valuation allowances, fluctuations in income across jurisdictions with varying tax rates, and changes in income tax reserves, including related penalties and interest. See Note 13 — “Income Taxes,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the items comprising our effective tax rates.

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

Liquidity and Capital Resources

At December 31, 2020, we had working capital, including cash and restricted cash, of $14.8 million. See Note 1 — “Business and Summary of Significant Accounting Policies,” to our consolidated financial statements included in this Annual Report on Form 10-K for more information regarding the item comprising our restricted cash.

Over the past three years, annual capital expenditures have ranged from $13.1 million to $30.1 million. Based on our current expectations, we believe our liquidity and capital resources will be sufficient for the conduct of our business and operations for the foreseeable future.

After settlement of intercompany payables and notes at December 31, 2020, there is no cash in foreign subsidiaries available for repatriation to our domestic parent.  No deferred tax liability has been recognized as of December 31, 2020 for those earnings that are not considered permanently reinvested.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Consolidated Statements of Cash Flows Data:
Cash, cash equivalents and restricted cash, January 1,	$14,505	$23,296	$36,141
GX Dispute payment	(750)	(50,000)	-
Remaining net cash provided by operating activities	33,398	29,716	7,673
Net cash provided by (used in) operating activities	32,648	(20,284)	7,673
Net cash used in investing activities	(13,026)	(16,543)	(34,198)
Net cash provided by (used in) financing activities	(19,373)	28,098	11,855
Changes in foreign currency translation	(1,220)	(62)	1,825
Cash, cash equivalents and restricted cash, December 31,	$13,534	$14,505	$23,296

Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the foreign currencies that could materially impact our liquidity. We presently do not hedge these risks, but evaluate financial risks on a regular basis and may utilize financial instruments in place in the future if deemed necessary. During the years ended December 31, 2020, 2019 and 2018, 88.2%, 90.6% and 91.6% of our revenue was denominated in U.S. dollars, respectively.

Operating Activities

Net cash provided in operating activities was $32.6 million for the year ended December 31, 2020 compared to net cash used in operations of $20.3 million for the year ended December 31, 2019. The increase in cash from operating activities of $52.9 million was primarily due to payment of $50.0 million towards the GX Dispute settlement prior year and the timing of paying our accounts payables, partially offset by the timing of collecting receivables.

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

Investing Activities

Net cash used in investing activities was $13.0 million, $16.5 million and $34.2 million in the years ended December 31, 2020, 2019 and 2018, respectively. Of these amounts $13.1 million, $22.4 million, and $30.1 million, respectively, were for capital expenditures, a decrease of $9.3 million and a decrease of $7.7 million for the years ended December 31, 2020 and 2019, respectively, compared to each of the respective prior periods. The decrease is due to a slowdown in activity as a result of the decrease in the oil and gas as well as COVID-19. We expect our 2021 capital expenditures to be focused on success-based growth. In the years ended December 31, 2020, 2019 and 2018, there were $0.1 million, $5.8 million, and $1.1 million, respectively, of proceeds from the sales of property, plant and equipment.

Net cash used in investing activities was $16.5 million in the years ended December 31, 2019. Of this amount $22.4 million were for capital expenditures, a decrease of $7.7 million for the year ended December 31, 2019, compared to the year ended December 31, 2020. Capital expenditures for the year ended December 31, 2019 included $2.8 million for the buildout of the LTE network in the Gulf of Mexico with our partner T-Mobile and $2.4 million for the build-out of our new Lafayette office, which consolidates what was previously three facilities into one facility. Furthermore, the Company had $2.8 million of non-cash vendor financed capital expenditures, which in the first quarter of 2020 has become a debt obligation. In the year ended December 31, 2019, there were $5.8 million of proceeds from the sales of property, plant and equipment.

Financing Activities

Net cash used in financing activities was $19.4 million in the year ended December 31, 2020. Net cash provided by financing activities was $28.1 million and $11.9 million in the year ended December 31, 2019 and 2018, respectively.

Cash used in financing activities for the year ended December 31, 2020 included borrowings on the RCF and Paycheck Protection Program Loan (PPP Loan) of $15.6 million and $6.3 million, respectively, offset by $39.5 million which includes  principal and other voluntary prepayments on the credit facility as well as vendor finance payments on our long term debt, $1.0 million withheld to cover employee taxes on stock-based compensation and $0.5 million in financing fees related to the Credit Agreement.

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

Net cash provided by financing activities for the year ended December 31, 2018 included draws of $23.8 million on our revolving credit facility partially offset by $5.1 million in principal payments on our long-term debt. Additionally, we paid the $8.0 million TECNOR earnout in July 2018, of which $6.4 million is recorded as cash used in financing activities and $1.6 million is recorded as cash used in operating activities. The Company received proceeds from the issuance of common stock upon the exercise of stock options of $1.0 million offset by $1.2 million for stock withheld to cover employee taxes on stock-based compensation

Credit Agreement

The Credit Agreement provides for a $16.0 million Term Loan, a $100.0 million RCF and a $30.0 million accordion feature.

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

The weighted average interest rate for the years ended December 31, 2020 and 2019 was 3.9% and 5.2%, respectively, with an interest rate of 3.1% at December 31, 2020.

As of December 31, 2020, the outstanding principal amounts were $10.0 million for the Term Loan and $74.7 million for the RCF.

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a Consolidated Leverage Ratio, of less than or equal to 3.25 through the third quarter of 2020. The Consolidated Leverage Ratio requirement stepped down to 3.00 through the second quarter of 2021 and then steps down to 2.75 for all remaining quarters. The Consolidated Fixed Charge Coverage ratio requirement is greater than or equal to 1.25 through the maturity of the Credit Agreement. If any default occurs related to these covenants that are not cured or waived, the unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

On September 8, 2020, we entered into a fourth amendment to the Credit Agreement (the Fourth Amendment), which permits us to exclude the PPP Loan from the calculation of Consolidated Funded Indebtedness for all periods prior to and including March 31, 2021.

We believe we have accurately calculated and reported our required debt covenant calculations for the reporting period ended December 31, 2020 and are in compliance with the required covenant ratios. As of December 31, 2020, the Consolidated Leverage Ratio was 2.76 and the Consolidated Fixed Charge Coverage was 2.00. We expect to remain in compliance with our required debt covenant calculations for the foreseeable future. In the event that there are changes in economic conditions we can limit or control our spending through reductions in discretionary capital or other types of controllable expenditures, monetization of assets, or any combination of these alternatives if needed to remain in compliance with such covenants.

Vendor Finance Agreement

As of December 31, 2020, we had a vendor financing agreement (Vendor Finance Arrangement) in place, with an outstanding balance of $2.1 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023. Subsequently, in January 2021, we had paid off the Vendor Finance Arrangement.

Paycheck Protection Program Loan

In May 2020, we entered into the PPP Loan.  Under the PPP Loan, the Company borrowed $6.3 million which we expect to be eligible for forgiveness pursuant to the applicable regulations of the PPP.

We submitted a loan forgiveness application to Bank of America on December 1, 2020, which approved the application and forwarded it to the SBA for confirmation. The forgiveness regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA. While we cannot determine the ultimate outcome, based on our assessments on the current rules in place, we believe it should qualify for full forgiveness.

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

Off-Balance Sheet Arrangements

We have not engaged in any off-balance sheet arrangements.

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

We define Adjusted EBITDA as net income (loss) plus (minus) interest expense, income tax expense (benefit), depreciation and amortization, impairment of goodwill, intangibles, property, plant and equipment; (gain) loss on sales of property, plant and equipment, net of retirements, stock-based compensation, restructuring charges, change in fair value of earn-outs and contingent consideration, executive departure costs, merger and acquisition costs, the GX dispute; GX Dispute Phase II costs, COVID-19 Costs (defined below) and non-recurring items.

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss	$(45,528)	$(18,786)	$(62,314)
Interest expense	5,299	5,958	3,969
Depreciation and amortization	26,534	31,129	33,154
Impairment of goodwill and intangible assets	26,977	-	-
(Gain) loss on sales of property, plant and equipment, net of retirements	197	(4,240)	331
Stock-based compensation	5,738	8,621	4,712
Restructuring Costs	199	731	842
Change in fair value of earn-out/contingent consideration	4,048	2,499	3,543
Executive departure costs	553	-	406
Mergers and Acquisitions costs	1,826	497	2,284
COVID-19 Costs	865	-	-
GX dispute	-	-	50,612
GX dispute Phase II costs	-	3,946	-
Income tax expense (benefit)	6,564	10,745	(2,746)
Adjusted EBITDA (non-GAAP measure)	$33,272	$41,100	$34,793

We evaluate Adjusted EBITDA generated from our operations to assess the potential recovery of historical capital expenditures, determine timing and investment levels for growth opportunities, extend commitments of satellite bandwidth cost, invest in new products and services, expand or open new offices and service centers, and assess purchasing synergies.

During the year ended December 31, 2020, Adjusted EBITDA decreased by $7.8 million from $41.1 million in 2019 to $33.3 million in 2020.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective and provide reasonable assurance that information required to be disclosed by the Company is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that we maintained effective internal control over financial reporting as of December 31, 2020, based on those criteria.

Item 9B.  Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K as we intend to file our definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) pursuant to Regulation 14A of the Exchange Act not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included in the Proxy Statement is incorporated herein by reference.

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

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from information to be disclosed in the 2021 Proxy Statement.

Item 11.  Executive Compensation

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from information to be disclosed in the 2021 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from information to be disclosed in the 2021 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from information to be disclosed in the 2021 Proxy Statement.

Item 14.   Principal Accounting Fees and Services

Pursuant to General Instruction G of Form 10-K, the Company incorporates by reference into this Item 10 the remaining information required by this Item 10 from information to be disclosed in the 2021 Proxy Statement.

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

INDEX TO EXHIBITS

2.1

Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2018, and incorporated herein by reference)

2.2

First Amendment to Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019, and incorporated herein by reference)

2.3

Second Amendment to Share Purchase and Sale Agreement between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 3, 2019, and incorporated herein by reference)

2.4

Third Amendment to the Share Purchase and Sale Agreement and Other Pacts between RigNet, Inc. and the shareholders of Intelie Solucoes Em Informatica S.A. dated January 15, 2018 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 18, 2020, and incorporated herein by reference)

2.5

Agreement and Plan of Merger, dated as of December 20, 2020, by and among Viasat, Inc., Royal Acquisition Sub, Inc. and RigNet, Inc. (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 21, 2020, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.2

Amendment to Amended and Restated Certificate of Incorporation, effective May 18, 2016. (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

3.3

Second Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 6, 2018, and incorporated herein by reference)

4.1

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (filed as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 11, 2020, and incorporated herein by reference)

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

10.6+	Amendment to 2019 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q with the SEC on August 7, 2020, and incorporate herein by reference)

10.7+

Form of Nonqualified Stock Option Award Agreement under the 2010 Plan (filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 [File No. 333-169723], as amended, and incorporated herein by reference)

10.8+

Form of Restricted Stock Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.9+

Form of Performance Unit Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.10+

Form of Incentive Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.11+

Form of Nonqualified Stock Option Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.12+

Form of Restricted Stock Award Agreement under the 2010 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 27, 2016, and incorporated herein by reference)

10.13+

Form of 2017 Performance Unit Award Agreement under the RigNet, Inc. 2010 Omnibus Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2017, and incorporated herein)

10.14+

Form of 2019 Target Performance Unit Agreement under the RigNet, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 11, 2020, and incorporated herein by reference)

10.15+

Form of 2019 Maximum Performance Unit Agreement under the RigNet, Inc. 2019 Omnibus Incentive Plan (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K filed with the SEC on March 11, 2020, and incorporated herein by reference)

10.16+

Form of Indemnification Agreement entered into with each director and executive officer (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 13, 2017, and incorporated herein by reference)

10.17+

Employment Agreement between the Registrant and Steven E. Pickett dated May 31, 2016 (filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2016, and incorporated herein by reference)

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

10.30

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 8, 2020, among RigNet, Inc., as Borrower, the Subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K with SEC on September 9, 2020, and incorporated herein by reference)

10.31+	RigNet’s Executive Severance Program

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

Item 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	March 15, 2021
Steven E. Pickett
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN E. PICKETT	Chief Executive Officer and President	March 15, 2021
Steven E. Pickett	(Principal Executive Officer)

/s/ LEE M. AHLSTROM	Senior Vice President and	March 15, 2021
Lee M. Ahlstrom	Chief Financial Officer
(Principal Financial Officer)

/s/ BENJAMIN A. CARTER	Director of Accounting and Reporting	March 15, 2021
Benjamin A. Carter	(Principal Accounting Officer)

/s/ JAMES H. BROWNING	Chairman of the Board	March 15, 2021
James H. Browning

/s/ MATTIA CAPRIOLI	Director	March 15, 2021
Mattia Caprioli

/s/ DITLEF DE VIBE	Director	March 15, 2021
Ditlef de Vibe

/s/ KEVIN MULLOY	Director	March 15, 2021
Kevin Mulloy

/s/ KEVIN J. O’HARA	Director	March 15, 2021
Kevin J. O’Hara

/s/ KEITH OLSEN	Director	March 15, 2021
Keith Olsen

/s/ GAIL SMITH	Director	March 15, 2021
Gail Smith

/s/ BRENT K. WHITTINGTON	Director	March 15, 2021
Brent K. Whittington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of RigNet, Inc.

Opinion on the Financial Statements:

We have audited the accompanying consolidated balance sheets of RigNet, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, cash flows, and equity, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion:

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter:

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – SI — Refer to Note 1 to the financial statements:

Critical Audit Matter Description

Revenues related to long-term, fixed-price system integration (“SI”) contracts for customized network solutions are recognized based on the cost to cost method (formerly known as percentage of completion) for the contract. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition.

Performance Obligations Satisfied Over Time — The delivery of a SI solution represents the single performance obligation under SI contracts. Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

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

We identified revenue related to long-term, fixed-price SI contracts as a critical audit matter because of the judgments necessary for management to estimate total costs and profit for the performance obligations used to recognize revenue for certain long-term contracts. This required extensive audit effort due to the volume and complexity of long-term contracts and required a high degree of auditor judgment when performing audit procedures to audit management’s estimates of total costs and profit and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for long-term, fixed-price SI contracts included the following, among others:

•	We selected a sample of long-term contracts and performed the following:
-

Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

-	Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.
-	Tested management’s identification of distinct performance obligations by evaluating whether the underlying goods, services, or both were highly interdependent and interrelated.
-	Tested the accuracy and completeness of the costs incurred to date for the performance obligation.
-	Evaluated the estimates of total cost and profit for the performance obligation by:
–	Comparing costs incurred to date to the costs management estimated to be incurred to date.
–

Evaluating management’s ability to achieve the estimates of total cost and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

-	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•

We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

March 15, 2021

We have served as the Company’s auditor since 2007.

RIGNET, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$12,034	$12,941
Restricted cash	1,500	42
Accounts receivable, net	54,624	67,059
Costs and estimated earnings in excess of billings on uncompleted contracts (CIEB)	12,008	13,275
Prepaid expenses and other current assets	6,037	6,500
Total current assets	86,203	99,817
Property, plant and equipment, net	48,650	60,118
Restricted cash	-	1,522
Goodwill	20,479	46,792
Intangibles, net	20,020	30,145
Right-of-use lease asset	6,029	6,829
Deferred tax and other assets	1,426	5,757
TOTAL ASSETS	$182,807	$250,980
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,641	$28,517
Accrued expenses	15,974	16,660
Current maturities of long-term debt	8,876	10,793
Income taxes payable	1,965	2,649
GX dispute accrual	-	750
Deferred revenue and other current liabilities	20,923	11,173
Total current liabilities	71,379	70,542
Long-term debt	84,023	96,934
Deferred revenue	2,572	855
Deferred tax liability	2,474	2,672
Right-of-use lease liability - long-term portion	5,541	6,329
Other liabilities	15,513	26,771
Total liabilities	181,502	204,103
Commitments and contingencies (Note 9)
Equity:
Stockholders' equity
Preferred stock - $0.001 par value; 10,000,000 shares authorized; no shares issued or outstanding at December 31, 2020 and 2019	-	-
Common stock - $0.001 par value; 190,000,000 shares authorized; 21,011,109 and 19,979,284 shares issued and outstanding at December 31, 2020 and 2019, respectively	21	20
Treasury stock - 486,174 and 203,756 shares at December 31, 2020 and 2019, respectively, at cost	(3,668)	(2,693)
Additional paid-in capital	191,676	184,571
Accumulated deficit	(161,481)	(115,673)
Accumulated other comprehensive loss	(25,391)	(19,502)
Total stockholders' equity	1,157	46,723
Non-redeemable, non-controlling interest	148	154
Total equity	1,305	46,877
TOTAL LIABILITIES AND EQUITY	$182,807	$250,980

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Revenue	$207,921	$242,931	$238,854
Expenses:
Cost of revenue (excluding depreciation and amortization)	130,330	149,753	146,603
Depreciation and amortization	26,534	31,129	33,154
Impairment of goodwill and intangible assets	26,977	-	-
Change in fair value of earn-out/contingent consideration	4,048	2,499	3,543
Gain on sales of property, plant and equipment, net of retirements	-	(4,240)	-
GX dispute	-	-	50,612
Selling and marketing	9,631	12,230	12,844
General and administrative	43,810	53,630	53,193
Total expenses	241,330	245,001	299,949
Operating loss	(33,409)	(2,070)	(61,095)
Other income (expense):
Interest expense	(5,299)	(5,958)	(3,969)
Other income, net	(256)	(13)	4
Loss before income taxes	(38,964)	(8,041)	(65,060)
Income tax (expense) benefit	(6,564)	(10,745)	2,746
Net loss	(45,528)	(18,786)	(62,314)
Less: Net loss attributable to:
Non-redeemable, non-controlling interest	280	370	139
Net Loss attributable to RigNet, Inc. stockholders	$(45,808)	$(19,156)	$(62,453)
COMPREHENSIVE LOSS
Net loss	$(45,528)	$(18,786)	$(62,314)
Foreign currency translation	(5,889)	(248)	(4,448)
Comprehensive loss	(51,417)	(19,034)	(66,762)
Less: Comprehensive income (loss) attributable to non-controlling interest	280	370	139
Comprehensive loss attributable to RigNet, Inc. stockholders	$(51,697)	$(19,404)	$(66,901)
LOSS PER SHARE - BASIC AND DILUTED
Net loss attributable to RigNet, Inc. common stockholders	$(45,808)	$(19,156)	$(62,453)
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(2.22)	$(0.97)	$(3.34)
Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(2.22)	$(0.97)	$(3.34)
Weighted average shares outstanding, basic	20,622	19,832	18,713
Weighted average shares outstanding, diluted	20,622	19,832	18,713

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash flows from operating activities:
Net loss	$(45,528)	$(18,786)	$(62,314)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	26,534	31,129	33,154
Impairment of goodwill and intangible assets	26,977	-	-
Stock-based compensation	5,738	8,621	4,712
Amortization of deferred financing costs	378	352	184
Deferred taxes	4,099	4,643	(5,263)
Change in fair value of earn-out/contingent consideration	4,048	2,499	3,543
Accretion of discount of contingent consideration payable for acquisitions	587	341	450
(Gain) loss on sales of property, plant and equipment, net of retirements	197	(4,240)	331
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	11,467	160	(15,254)
Costs and estimated earnings in excess of billings on uncompleted contracts	2,180	(5,904)	(4,103)
Prepaid expenses and other assets	331	2,155	(1,026)
Right-of-use lease asset	800	(1,724)	-
Accounts payable	(2,338)	7,481	7,527
Accrued expenses	(307)	594	279
GX Dispute Payments	(750)	(50,000)	50,612
Deferred revenue and other current liabilities	2,181	1,249	1,565
Right-of-use lease liability	(1,056)	1,282	-
Other liabilities	(2,890)	(136)	(5,149)
Payout of TECNOR contingent consideration - inception to date change in fair value portion	-	-	(1,575)
Net cash provided by (used in) operating activities	32,648	(20,284)	7,673
Cash flows from investing activities:
Acquisitions (net of cash acquired)	-	-	(5,208)
Capital expenditures	(13,064)	(22,374)	(30,072)
Proceeds from sales of property, plant and equipment	38	5,831	1,082
Net cash used in investing activities	(13,026)	(16,543)	(34,198)
Cash flows from financing activities:
Proceeds from issuance of common stock upon the exercise of stock options	1	5	970
Stock withheld to cover employee taxes on stock-based compensation	(981)	(1,423)	(1,154)
Subsidiary distributions to non-controlling interest	(286)	(276)	(157)
Payout of TECNOR contingent consideration - fair value on acquisition date portion	-	-	(6,425)
Proceeds from borrowings	15,550	49,498	23,750
Proceeds from Paycheck Protection Program Loan	6,298	-	-
Repayments of long-term debt	(39,470)	(19,220)	(5,129)
Payments of financing fees	(485)	(486)	-
Net cash provided by (used in) financing activities	(19,373)	28,098	11,855
Net change in cash, cash equivalents, and restricted cash	249	(8,729)	(14,670)
Cash, cash equivalents and restricted cash:
Balance, January 1,	14,505	23,296	36,141
Changes in foreign currency translation	(1,220)	(62)	1,825
Balance, December 31,	$13,534	$14,505	$23,296
Supplemental disclosures:
Income taxes paid	$4,405	$4,970	$3,967
Interest paid	4,254	5,062	3,264
Property, plant and equipment acquired under finance leases	-	556	108
Non-cash investing - capital expenditures accrued	927	2,508	2,123
Non-cash investing and financing - capital expenditures vendor financed	-	2,756	-
Non-cash investing and financing - issuance of common stock for the Intelie earn-out	-	3,000	-
Non-cash investing and financing - issuance of common stock for the Cyphre earn-out	1,373	-	-
Right-of-use operating lease entered into	791	3,903	-
Non-cash investing - contingent consideration for acquisitions	-	-	7,600
Non-cash investing and financing - stock for acquisitions	-	-	11,436
Liabilities assumed - acquisitions	-	-	5,610
	December 31,	December 31,	December 31,
	2020	2019	2018
Cash and cash equivalents	$12,034	$12,941	$21,711
Restricted cash - current portion	1,500	42	41
Restricted cash - long-term portion	-	1,522	1,544
Cash and cash equivalents including restricted cash	$13,534	$14,505	$23,296

The accompanying notes are an integral part of the consolidated financial statements.

RIGNET, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Treasury Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders'	Non- Redeemable, Non-Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit)	Income (Loss)	Equity	Interest	Total Equity
	(in thousands)
Balance, January 1, 2018	18,233	18	6	(116)	155,829	(33,726)	(14,806)	107,199	78	107,277
Cumulative effect adjustment from implementation of ASU 2016-16	-	-	-	-	-	(338)	-	(338)	-	(338)
Issuance of common stock upon the exercise of stock options	60	-	-	-	970	-	-	970	-	970
Issuance of common stock upon the vesting of restricted stock units, net of share cancellations	383	-	-	-	-	-	-	-	-	-
Issuance of common stock for acquisitions	789	1	-	-	11,435	-	-	11,436	-	11,436
Stock withheld to cover employee taxes on stock-based compensation	-	-	86	(1,154)	-	-	-	(1,154)	-	(1,154)
Stock-based compensation	.	-	-	-	4,712	-	-	4,712	-	4,712
Foreign currency translation	-	-	-	-	-	-	(4,448)	(4,448)	-	(4,448)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(157)	(157)
Net income (loss)	-	-	-	-	-	(62,453)	-	(62,453)	139	(62,314)
Balance, December 31, 2018	19,465	$19	92	$(1,270)	$172,946	$(96,517)	$(19,254)	$55,924	$60	$55,984
Issuance of common stock upon the exercise of stock options	1	-	-	-	3	-	-	3	-	3
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	305	1	-	-	1	-	-	2	-	2
Issuance of common stock for the Intelie earn-out	208	-	-	-	3,000	-	-	3,000	-	3,000
Stock withheld to cover employee taxes on stock-based compensation	-	-	112	(1,423)	-	-	-	(1,423)	-	(1,423)
Stock-based compensation	.	-	-	-	8,621	-	-	8,621	-	8,621
Foreign currency translation	-	-	-	-	-	-	(248)	(248)	-	(248)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(276)	(276)
Net income (loss)	-	-	-	-	-	(19,156)	-	(19,156)	370	(18,786)
Balance, December 31, 2019	19,979	$20	204	$(2,693)	$184,571	$(115,673)	$(19,502)	$46,723	$154	$46,877
Issuance of common stock upon the vesting of Restricted Stock Units, net of share cancellations	683	1	-	-		-	-	1	-	1
Issuance of common stock for the Cyphre Contingent Consideration	349	-	-	-	1,373	-	-	1,373	-	1,373
Stock withheld to cover employee taxes on stock-based compensation	-	-	282	(975)	(6)	-	-	(981)	-	(981)
Stock-based compensation	.	-	-	-	5,738	-	-	5,738	-	5,738
Foreign currency translation	-	-	-	-	-	-	(5,889)	(5,889)	-	(5,889)
Non-controlling owner distributions	-	-	-	-	-	-	-	-	(286)	(286)
Net income (loss)	-	-	-	-	-	(45,808)	-	(45,808)	280	(45,528)
Balance, December 31, 2020	21,011	$21	486	$(3,668)	$191,676	$(161,481)	$(25,391)	$1,157	$148	$1,305

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

Viasat Transaction

On December 21, 2020, the Company announced that the Company’s Board of Directors unanimously approved the Company's entry into a definitive agreement whereby Viasat Inc. (Viasat) will acquire the Company in an all-stock transaction representing an enterprise value of $222 million, including the Company’s net debt as of September 30, 2020, based on the closing price of Viasat common stock on December 18, 2020 (the Viasat Merger). Under the terms of the agreement, the Company’s stockholders will receive a fixed exchange ratio of 0.1845 shares of Viasat stock for each share of the Company’s common stock owned by the stockholder. Based on the parties' volume weighted average prices ("VWAPs") for the 20 trading days ending on December 18, 2020, the transaction represents a 17.9% premium for the Company's stockholders. Upon closing, the Company’s stockholders are expected to own approximately 5.7% of Viasat's outstanding common stock. The all-stock transaction is intended to be tax-free to the Company’s stockholders. The transaction, which is expected to close by mid-calendar year 2021, is subject to customary closing conditions and regulatory approvals, including the approval of the Company's stockholders.

Subsequently to December 31, 2020, the waiting period under the Hart-Scott-Rodino Act has expired. The Company is preparing to file its proxy filing in preparation for scheduling a special meeting of stockholders to vote on the Company’s board of directors’ recommendation to approve the merger.

Basis of Presentation

The Company presents its financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

Principles of Consolidation and Reporting

The Company’s consolidated financial statements include the accounts of RigNet, Inc. and all subsidiaries thereof.  All intercompany accounts and transactions have been eliminated in consolidation. As of December 31, 2020, 2019 and 2018, non-controlling interest of subsidiaries represents the outside economic ownership interest of Qatar, WLL of less than 3.0%.

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

Restricted Cash

As of December 31, 2020, the Company had restricted cash of in $1.5 million current and none in long-term assets. As of December 31, 2019, the Company had restricted cash of $0.1 million and $1.5 million, in current and long-term assets. The restricted cash of $1.5 million in current assets is primarily used to collateralize a performance bond in the MCS segment.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Accounts Receivable

Trade accounts receivable are recognized as customers are billed in accordance with customer contractual agreements. The Company reports an allowance for credit losses for probable credit losses existing in accounts receivable. Management determines the allowance for credit losses based on historical loss experience, current and future economic conditions, and reasonable assumptions. Account balances, when determined to be uncollectible, are charged against the allowance for credit losses.

Property, Plant and Equipment

Property, plant and equipment consists of (i) telecommunication and computer equipment, (ii) furniture and other office equipment, (iii) leasehold improvements, (iv) building and (v) land.  All property, plant and equipment, excluding land, is depreciated and stated at acquisition cost net of accumulated depreciation. Depreciation is calculated using the straight-line method over the expected useful lives of the respective assets, which range from one to forty years. The Company assesses the value of property, plant and equipment for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. No impairment to property, plant and equipment was recorded in the years ended December 31, 2020, 2019 or 2018.

Maintenance and repair costs are charged to expense when incurred.

Intangibles

Intangibles consist of customer relationships, covenants-not-to-compete, brand name, licenses, developed technology, and backlog acquired as part of the Company’s acquisitions.  Intangibles also include internal-use software. The Company’s intangibles have useful lives ranging from 5.0 to 20.0 years and are amortized on a straight-line basis. The Company assesses the value of intangibles for impairment when the Company determines that events and circumstances indicate that the recorded carrying value may not be recoverable. An impairment is determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the assessment. The Company identified a triggering event in the Apps & IoT segment associated with Cyphre as a result of market conditions. This circumstance resulted in a reduction in the Company’s cash flow projections during a revision of the internal forecast. The Company performed a recoverability analysis and determined the carrying value of the intangibles acquired with the Cyphre acquisition, which included trade name, customer relationship and developed technology, was in excess of its recoverable value and recognized an impairment of $3.8 million in the year ended December 31, 2020.

No impairment to intangibles was recorded in the years ended December 31, 2019 and 2018

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

The goodwill impairment test is used to identify potential impairment by comparing the fair value of each reporting unit to the book value of the reporting unit, including goodwill. Fair value of the reporting unit is determined using a combination of the reporting unit’s expected present value of future cash flows and a market approach. The present value of future cash flows is estimated using our most recent forecast and our weighted average cost of capital. The market approach uses a market multiple on the reporting unit’s cash generated from operations. Significant estimates for each reporting unit included in our impairment analysis are cash flow forecasts, our weighted average cost of capital, projected income tax rates and market multiples. Changes in these estimates could affect the estimated fair value of our reporting units and result in an impairment of goodwill in a future period. If the fair value of a reporting unit is less than its book value, goodwill of the reporting unit is considered to be impaired. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any impairment in the value of goodwill is charged to earnings in the period such impairment is determined. The Company performs its annual impairment test on July 31of each year. The oil and gas industry experienced an unprecedented disruption as a result of a combination of

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

factors, including COVID-19 pandemic and disagreements between the members of OPEC in March 2020 regarding reduction on production of oil. These market conditions significantly impacted the Company’s internal forecast. As a result, the Company performed an interim goodwill impairment test in the first quarter of 2020. The Company used the income approach to estimate the fair value of its reporting units, but also considered the market approach to validate the results. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the Company’s discount rate. Some of the significant assumptions inherent in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical information with supplemental data by current and anticipated market conditions and estimated growth rates. The Company's estimates are based upon assumptions believed to be reasonable. The Company determined that the carrying amount in two of our reporting units was in excess of their fair value which resulted in a goodwill impairment charge of $23.1 million. The charge fully impairs goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million.

The Company performs its annual impairment test on July 31 of each year, with the most recent annual test being performed as of July 31, 2020 for the Apps & IoT reporting unit. The fair value of the Apps & IoT reporting unit was in excess of its carrying value and no impairment was noted. The July 31, 2019 and 2018 tests resulted in no impairment as the fair value of each reporting unit exceeded the carrying value plus goodwill of that reporting unit.

Apps & IoT had $20.5 million of goodwill as of December 31, 2020, and fair value exceeded carrying value by over 100% as of the July 31, 2020 annual impairment test. Any future downturn in our business could adversely impact the key assumptions in our impairment test.  While we believe that there appears to be no indication of current or future impairment, historical operating results may not be indicative of future operating results and events and circumstances may occur causing a triggering event in a period as short as three months.

As of December 31, 2020 and 2019, goodwill was $20.5 million and $46.8 million, respectively. In addition to the impact of acquisitions and impairments, goodwill increases or decreases in value due to the effect of foreign currency translation.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Performance Obligations Satisfied at a Point in Time—The delivery of equipment represents the single performance obligation under equipment sale contracts. Revenue for equipment sales is generally recognized upon delivery of equipment to customers.

Revenue Recognition – SI

Revenues related to long-term, fixed-price SI contracts for customized network solutions are recognized based on the cost to cost method (formerly known as percentage of completion) for the contract. At any point, RigNet has numerous contracts in progress, all of which are at various stages of completion. Accounting for revenues and profits on long-term contracts requires estimates of total estimated contract costs and estimates of progress toward completion to determine the extent of revenue and profit recognition.

Performance Obligations Satisfied Over Time — The delivery of a SI solution represents the single performance obligation under SI contracts. Progress towards completion on fixed-price contracts is measured based on the ratio of costs incurred to total estimated contract costs (the cost-to-cost method). These estimates may be revised as additional information becomes available or as specific project circumstances change.

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

SI contracts are billed in accordance with the terms of the contract which are typically either based on milestones or specified time intervals. As of December 31, 2020 and 2019, the amount of CIEB related to Systems Integration projects was $12.0 million and $13.3 million, respectively. Under long-term contracts, amounts recorded in CIEB may not be realized or paid, respectively, within a one-year period. As of December 31, 2020 and 2019, $1.0 million and $1.0 million, respectively, of amounts billed to customers in excess of revenue recognized to date are classified as a current liability, under deferred revenue and other current liabilities. Additionally, as of December 31, 2020 and 2019, there were $3.6 million and $2.6 million of retention included in Accounts Receivable.

Variable Consideration – SI - The Company records revenue on contracts relating to certain probable claims and unapproved change orders by including in revenue an amount less than or equal to the amount of costs incurred to date relating to these probable claims and unapproved change orders, thus recognizing no profit until such time as claims are finalized or change orders are approved. The amount of unapproved change orders and claim revenues is included in the Company’s Consolidated Balance Sheets as part of CIEB. No material unapproved change orders or claims revenue was included in CIEB as of December 31, 2020 and 2019. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Backlog - As of December 31, 2020, we had backlog for our percentage of completion projects of $7.7 million, which will be recognized over the remaining contract term for each contract. Percentage of completion contract terms are typically one to three years. As of December 31, 2019, we had backlog for our percentage of completion projects of $26.2 million.

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

Operating lease right-to-use assets and liabilities are recognized based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our RCF incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease when it is reasonably

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

In January 2017, the FASB issues ASU No. 2017-04 (ASU 2017-04), which removes the requirement to compare the implied fair value of the goodwill with its carrying amount as part of step two of the goodwill impairment test. Under ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The ASU is effective for impairments tests in annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020 and utilized the ASU in the impairment of goodwill in the current year.

In August 2018, the FASB issued ASU No. 2018-13 (ASU 2018-13), which eliminates disclosures, modifies existing disclosures and adds new Fair Value disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020 and utilized the ASU in the impairment of goodwill and intangible assets in the current year.

In August 2018, the FASB issued ASU No. 2018-15 (ASU 2018-15), which provides guidance on implementation costs incurred in a cloud computing arrangement that is a service contract. The ASU is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted the guidance effective January 1, 2020 and the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard eliminates certain exceptions to the guidance in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, and the recognition of deferred tax liabilities for outside basis differences. The new guidance also clarifies certain aspects of the existing guidance, among other things. The standard became effective for interim and annual periods beginning after December 15, 2020 and shall be applied on either a prospective basis, a retrospective basis for all periods presented, or a modified retrospective basis through a cumulative-effect adjustment to retained earnings depending on which aspects of the new standard are applicable to an entity. The Company adopted the new standard on January 1, 2021 on a prospective basis, which did not have a material impact on its financial position, results of operations, or cash flows.

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

Interest Rate Risk

The Company has significant interest-bearing liabilities at variable interest rates which generally price monthly. The Company’s variable borrowing rates are tied to LIBOR resulting in interest rate risk (see Note 6— “Long-Term Debt”). The Company presently does not use financial instruments to hedge interest rate risk but evaluates this on a regular basis and may utilize financial instruments in the future if deemed necessary.

Foreign Currency Risk

The Company has exposure to foreign currency risk, as a portion of the Company’s activities are conducted in currencies other than U.S. dollars.  Currently, the Norwegian Kroner, the British Pound Sterling and the Brazilian Real are the currencies that could materially impact the Company’s financial position and results of operations. The Company presently does not hedge these risks but evaluates financial risk on a regular basis and may utilize

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

financial instruments in the future if deemed necessary. Foreign currency translations are reported as accumulated other comprehensive income (loss) in the Company’s consolidated financial statements.

Credit and Customer Concentration Risk

Credit risk, with respect to accounts receivable, is due to the limited number of customers concentrated in the oil and gas, maritime, pipeline, engineering and construction industries. The Company mitigates the risk of financial loss from defaults through defined collection terms in each contract or service agreement and periodic evaluations of the collectability of accounts receivable. The Company provides an allowance for doubtful accounts which is adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations, historical experience, current economic conditions, or as a result of changes in the overall aging of accounts receivable.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Accounts receivable	$57,748	$71,165	$71,649
Allowance for doubtful accounts, January 1,	(4,106)	(4,199)	(2,975)
Current year provision for doubtful accounts	(546)	(1,786)	(2,660)
Write-offs	1,528	1,879	1,436
Allowance for doubtful accounts, December 31,	(3,124)	(4,106)	(4,199)
Accounts receivable, net	$54,624	$67,059	$67,450

Although during 2020, 2019 and 2018 no single customer comprised greater than 10% of revenue, the top 5 customers generated 31.2%, 25.9% and 23.0% of the Company’s 2020, 2019 and 2018 revenue, respectively.

Liquidity Risk

The Company maintains cash and cash equivalent balances with major financial institutions which, at times, exceed federally insured limits. The Company monitors the financial condition of the financial institutions and has not experienced losses associated with these accounts during 2020, 2019 or 2018. Liquidity risk is managed by continuously monitoring forecasted and actual cash flows and by matching the maturity profiles of financial assets and liabilities (see Note 6— “Long-Term Debt”).

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

As of December 31, 2020, the fair value of the earn-out was $13.8 million with all of which is reported in deferred revenue and other current liabilities on the Company’s condensed balance sheet. During the year ended December 31, 2020, RigNet recognized $3.9 million of increase in fair value. Additionally, during the year ended December 31, 2020, the Company recognized accreted interest expense on the Intelie earn-out of $0.2 million with corresponding changes to other liabilities. During the year ended December 31, 2019, RigNet recognized $2.9 million of increase in the fair value, paid $3.0 million in RigNet stock for the first annual tranche of the Intelie earn-out and accreted interest expense of $0.2 million on the Intelie earn-out with corresponding increases to other liabilities.

The Company incurred merger and acquisition-related costs of $1.8 million (primarily related to the Viasat merger) and $0.5 million in the year ended December 31, 2020 and 2019, respectively, reported in general and administrative expenses.

Note 4—Goodwill and Intangibles

Goodwill

Goodwill resulted from prior acquisitions as the consideration paid for the acquired businesses exceeded the fair value of acquired identifiable net tangible and intangible assets. The goodwill primarily relates to the growth prospects foreseen for the companies acquired, synergies between existing business and the acquired companies and the assembled workforce of the acquired companies. Goodwill balances and changes therein, by reportable segment, as of and for the years ended December 31, 2020 and 2019 are presented below.

	Managed Communication Services	Applications and Internet- of-Things	Systems Integration	Total
	(in thousands)
Balance, January 1, 2019	$22,479	$22,765	$1,387	$46,631
Foreign currency translation	472	(311)	-	161
Balance, December 31, 2019	22,951	22,454	1,387	46,792
Impairment of Goodwill	(21,754)		(1,387)	(23,141)
Foreign currency translation	(1,197)	(1,975)	-	(3,172)
Balance, December 31, 2020	$-	$20,479	$-	$20,479

The impairment loss of $23.1 million in 2020 related to carrying amount in two of our reporting units was in excess of their fair value. The charge fully impairs goodwill previously reported in MCS of $21.8 million and Systems Integration of $1.4 million as a result of a combination of factors, including COVID-19 pandemic and disagreements between the members of OPEC in March 2020 regarding reduction on production of oil. These market conditions significantly impacted the Company’s internal forecast during the first quarter of 2020.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Intangibles

Intangibles consist of customer relationships, brand name, backlog, developed technology, covenants not to compete and licenses acquired as part of the Company’s acquisitions. Intangibles also include internal-use software. The following table reflects intangibles activities for the years ended December 31, 2020 and 2019:

	Brand Name	Backlog	Customer Relation- ships	Software	Licenses	Developed Technology	Covenant Not to Compete	Customer Contracts	Total
	(in thousands, except estimated lives)
Intangibles Acquired	8,783	3,282	33,737	13,930	3,751	14,851	3,040	191	81,565
Accumulated amortization and foreign currency translation, January 1, 2019	(5,100)	(3,282)	(22,441)	(10,485)	(1,928)	(3,544)	(861)	(191)	(47,832)
Balance, January 1, 2019	3,683	-	11,296	3,445	1,823	11,307	2,179	-	33,733
Additions	-	-	-	717	-	5,021	-	-	5,738
Amortization expense	(838)	-	(2,623)	(2,447)	(285)	(2,175)	(608)	-	(8,976)
Foreign currency translation	(51)	-	(44)	45	(64)	(236)	-	-	(350)
Balance, December 31, 2019	2,794	-	8,629	1,760	1,474	13,917	1,571	-	30,145
Accumulated amortization and foreign currency translation, December 31, 2019	(5,989)	(3,282)	(25,108)	(12,887)	(2,277)	(5,955)	(1,469)	(191)	(57,158)
Additions	-	-	-	329	224	2,058	-	-	2,611
Amortization expense	(457)	-	(1,938)	(1,299)	(437)	(2,266)	(608)	-	(7,005)
Impairment	(814)		(170)	-	-	(2,852)	-	-	(3,836)
Foreign currency translation	(316)	-	(80)	22	66	(1,587)	-	-	(1,895)
Balance, December 31, 2020	$1,207	$-	$6,441	$812	$1,327	$9,270	$963	$-	$20,020
Accumulated amortization and foreign currency translation, December 31, 2020	(6,762)	(3,282)	(27,126)	(14,164)	(2,648)	(9,808)	(2,077)	(191)	(66,058)
Weighted average estimated lives (years)	7.0	-	7.0	5.0	15.3	5.0	7.0	-

The following table sets forth amortization expense for intangible assets existing at December 31, 2020 over the next five years (in thousands):

2021	5,266
2022	4,986
2023	4,342
2024	3,528
2025	1,107
Thereafter	791
$20,020

Note 5—Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Estimated	December 31,
	Lives	2020	2019
	(in years)	(in thousands)
Telecommunication and computer equipment	1 - 5	$194,964	$189,209
Furniture and other	5 - 7	13,894	13,684
Building	10 - 40	6,345	6,225
Land	-	1,359	1,321
		216,562	210,439
Less: Accumulated depreciation		(167,912)	(150,321)
		$48,650	$60,118

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Depreciation expense associated with property, plant and equipment was $19.5 million, $22.2 million and $23.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. No impairment to property, plant and equipment was recorded in the years ended December 31, 2020, 2019 or 2018.

Note 6—Long-Term Debt

As of December 31, 2020 and 2019, the following credit facilities and long-term debt arrangements with financial institutions were in place:

	December 31,
	2020	2019
	(in thousands)
Term loan	$10,000	$5,000
Term-Out Loan	-	25,500
Revolving credit facility (RCF)	74,700	77,150
Vendor Finance Arrangement	2,098	-
Paycheck Protection Program Loan	6,298	-
Unamortized deferred financing costs	(573)	(466)
Finance lease	376	543
	92,899	107,727
Less: Current maturities of long-term debt	(7,646)	(10,627)
Current maturities of Vendor Finance Arrangement	(1,064)	-
Current maturities of finance lease	(166)	(166)
	$84,023	$96,934

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

The Credit Agreement bears interest at a rate of LIBOR plus a margin ranging from 1.75% to 3.25%, determined based on the Company’s Consolidated Leverage Ratio. LIBOR is scheduled to cease to exist entirely after 2021. The Credit Agreement addresses this situation with a LIBOR successor rate, being one or more Secured Overnight Financing Rates (SOFR) or another alternate benchmark rate. The Credit Agreement also addresses the situation in which no LIBOR successor rate has been determined. Interest on the Credit Agreement is payable monthly. The weighted average interest rate for the year ended December 31, 2020 and 2019 were 3.9% and 5.2%, respectively, with an interest rate of 3.1% at December 31, 2020.

Term Loan

As of December 31, 2020, the Term Loan had an outstanding principal balance of $10.0 million, excluding the impact of unamortized deferred financing costs.

RCF

As of December 31, 2020, $74.7 million in draws remain outstanding under the RCF.

Covenants and Restrictions

The Company’s Credit Agreement contains certain covenants and restrictions, including restricting the payment of cash dividends under default, and maintaining certain financial covenants such as a Consolidated Leverage Ratio, of less than or equal to 3.25 through the third quarter of 2020. The Consolidated Leverage Ratio requirement stepped down to 3.00 through the second quarter of 2021 and then steps down to 2.75 for all remaining quarters. The Consolidated Fixed Charge Coverage ratio requirement is greater than or equal to 1.25 through the maturity of the Credit Agreement. If any default occurs related to these covenants that is not cured or waived, the

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

unpaid principal and any accrued interest can be declared immediately due and payable. The facilities under the Credit Agreement are secured by substantially all the assets of the Company.

On September 8, 2020, the Company entered into a fourth amendment to the Credit Agreement (Fourth Amendment), which permits the Company to exclude the amount borrowed pursuant to the Paycheck Protection Program established under the CARES Act from the Company’s calculation of Consolidated Funded Indebtedness for all periods prior to and including March 31, 2021.

We believe we have accurately calculated and reported our required debt covenant calculations for the December 31, 2020 reporting period and are in compliance with the required covenant ratios. As of December 31, 2020, the Consolidated Leverage Ratio was 2.76 and Consolidated Fixed Charge Coverage Ratio was 2.00.

Vendor Finance Agreement

As of December 31, 2020, the Company had a vendor financing agreement (Vendor Finance Arrangement) in place, with an outstanding balance of $2.1 million. The outstanding balance bears interest at a rate of 6% and has quarterly payments of $0.3 million of principal and interest through January 2023. Subsequently, in January 2021, the Company paid off the Vendor Finance Arrangement.

Paycheck Protection Program Loan

In May 2020, the Company entered into the PPP Loan. Under the PPP Loan, the Company borrowed $6.3 million which the Company expects to be eligible for forgiveness pursuant to the applicable regulations of the PPP.

The company submitted a loan forgiveness application to Bank of America on December 1, 2020, which approved the application and forwarded it to the SBA for confirmation. The forgiveness regulations are subject to change as a result of administrative or judicial proceedings or legislative initiatives including additional regulations that are anticipated to be released by the SBA. While the Company cannot determine the ultimate outcome, based on the Company’s assessments on the current rules in place, the Company believes it should qualify for full forgiveness.

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

Performance Bonds and Letters of Credit

As of December 31, 2020, there were $4.3 million of performance bonds, surety bonds and similar instruments outstanding of which $2.0 million is issued by the parties under the Credit Agreement.

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

Deferred Financing Costs

The Company incurred bank fees associated with the Credit Agreement, and certain amendments hereto, which were capitalized and reported as a reduction to long-term debt. Deferred financing costs are expensed using the effective interest method over the life of the agreement. For the years ended December 31, 2020 and 2019, deferred financing cost amortization of $0.4 million and $0.4 million, respectively, is included in interest expense in the Company’s consolidated financial statements.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Debt Maturities

The following table sets forth the aggregate principal maturities of long-term debt, net of deferred financing cost amortization as of December 31, 2020 (in thousands):

2021	8,876
2022	83,863
2023	160
Total debt, including current maturities	$92,899

Note 7—Related Party Transactions

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by KKR & CO. Inc. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company sells Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the years ended December 31, 2020 and 2019, the Company purchased $0.1 million and $0.1 million, respectively from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as its chairman of its board one of our board members. In the years ended December 31, 2020 and 2019, the Company purchased $0.1 million and $0.8 million, respectively from Vissim AS in the ordinary course of business.

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

The Company had no derivatives as of December 31, 2020 or 2019.

The Company’s non-financial assets, such as goodwill, intangibles and property, plant and equipment, are measured at fair value, based on level 3 inputs, when there is an indicator of impairment and recorded at fair value only when an impairment charge is recognized. The Company used the income approach to estimate the fair value for goodwill. The income approach estimates the fair value by discounting the estimated future cash flows using the Company’s discount rate. Some of the significant assumptions inherent in the income approach include the estimated future net annual cash flows and the discount rate. The Company selected the assumptions used in the discounted cash flow projections using historical information with supplemental data by current and anticipated market conditions and estimated growth rates.

The earn-out for Intelie is measured at fair value in each reporting period, based on level 3 inputs, with any change to the fair value recorded in the Condensed Consolidated Statements of Comprehensive Loss. The fair value is estimated using a Monte Carlo method with the Company’s most recent forecast for SaaS revenue and discount rate. The Company selected the assumptions used based on current and anticipated market conditions. The earn-out is payable in RigNet stock in portions and is based on certain post-closing performance targets under the acquisition agreement. In May 2019, the Company issued 208,356 shares of its common stock, with an aggregate value of $3.0 million, as payment for the portion of the earn-out earned as of the first anniversary of the closing of the acquisition.

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

As of December 31, 2020, the fair value of the earn-out was $13.8 million with all of which is reported in deferred revenue and other current liabilities on the Company’s condensed balance sheet. During the year ended December 31, 2020, RigNet recognized $3.9 million of increase in fair value. Additionally, during the year ended December 31, 2020, the Company recognized accreted interest expense on the Intelie earn-out of $0.2 million with corresponding changes to other liabilities. During the year ended December 31, 2019, RigNet recognized $2.9 million of increase in the fair value, paid $3.0 million in RigNet stock for the first annual tranche of the Intelie earn-out and accreted interest expense of $0.2 million on the Intelie earn-out with corresponding increases to other liabilities.

The contingent consideration for Cyphre, a cybersecurity company acquired in May 2017, is measured at fair value in each reporting period, based on level 3 inputs, with any change to fair value recorded in the Consolidated Statements of Comprehensive Loss. The contingent consideration was originally payable in cash on the fifth anniversary of the May 18, 2017 closing of the acquisition. However, on November 2, 2020, the Company and Edata Shield Holdings, LLC (formerly known as Cyphre, LLC) entered into the First Amendment to the Amended and Restated Asset Patent and Technology Sale Agreement dated as of May 18, 2017. The Amendment changed the form of consideration that could be paid from cash to RigNet stock and payable in November 2020, May 2021 and January 2022. In November 2020, the Company issued 349,364 shares of its common stock, with an aggregate value of $1.4 million, as part of the first payment of the contingent consideration under the First Amendment to the Amended and Restated Asset Patent and Technology Sale Agreement.

As of December 31, 2020, the fair value of the contingent consideration was $1.9 million, of which $1.0 million is in other current liabilities and $0.9 million is in other long-term liabilities. During the year ended December 31, 2020, RigNet recognized a $0.1 million increase in the fair value, paid $0.3 million in required royalty payments and accreted interest expense of $0.4 million on the Cyphre contingent consideration with corresponding changes to other liabilities. As of December 31, 2019, the fair value of the contingent consideration was $3.1 million, of which $0.3 million is in other current liabilities and $2.7 million is in other long-term liabilities. During the year ended December 31, 2019, RigNet recognized a $0.4 million reduction in fair value, paid $0.3 million in required royalty payments and accreted interest expense of $0.1 million on the Cyphre contingent consideration with corresponding changes to other liabilities.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

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

In June 2019, the Company announced that it reached a settlement with Inmarsat plc that concludes the GX Dispute. Pursuant to the settlement the Company paid $45.0 million in June 2019 and paid $5.0 million in July 2019 and paid the final $0.8 million in the third quarter of 2020.

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

The Company closed a prior year sales tax audit from a state where we have operations. The assessment had no material impact to the Company’s Consolidated Financial Statements

Operating Leases

The Company’s leasing activities primarily consist of leases of real-estate including office space under lease agreements expiring on various dates through 2030. For the year ended December 31, 2020, 2019 and 2018, the Company recognized expense under operating leases, which approximates cash paid and includes short-term leases, of $2.2 million, $2.5 million and $2.8 million, respectively.

As of December 31, 2020, the future undisclosed minimum lease obligation maturities were as follows (in thousands):

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

2021	1,862
2022	1,334
2023	1,264
2024	1,202
2025	854
Thereafter	2,168
Total lease payments	$8,684
Less present value discount	(1,326)
Amounts recognized in Balance Sheet	$7,358
Amounts recognized in Balance Sheet
Deferred revenue and other current liabilities	1,817
Right-of-use lease liability - long-term portion	5,541
Total right-to-use lease liability	$7,358

Operating lease right-of-use assets for leases were $6.0 million and $6.8 million as of December 31, 2020 and 2019, respectively.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 4.9% as of December 31, 2020. The weighted-average remaining lease term as of December 31, 2020 was 6.5 years.

The right-of-use assets and liabilities for leases were discounted at a weighted-average discount rate of 5.1% as of December 31, 2019. The weighed-average remaining lease term as of December 31, 2019 was 7.1 years.

In December 2019, we completed the sale transaction of certain towers. The Company received $4.9 million in proceeds from the sale, resulting in a gain of $4.9 million which is recognized in gain on the sales of property plant and equipment. We leaseback certain communications access arrangements that allows us to operate radio communications equipment on a portion of these towers. The initial term on the lease is ten years, and is recognized as an operating lease.

Commercial Commitments

The Company enters into contracts for satellite bandwidth and other network services with certain providers.

As of December 31, 2020, the Company had the following commercial commitments related to satellite and network services (in thousands):

2021	22,807
2022	9,348
2023	686
2024	195
2025	172
$33,208

Note 10—Stock-Based Compensation

The Company has three stock-based compensation plans as described below.

    2019 Omnibus Incentive Plan

  In May 2019, the Board of Directors adopted the 2019 Omnibus Incentive Plan (2019 Plan). Under the 2019 Plan, the Board of Directors or its designated committee is authorized to issue awards representing a total of 4,975,000 shares of common stock to certain directors, officers and employees of the Company, less any amounts of common stock awarded under the 2010 plan. Awards may be in the form of new stock incentive awards or options including (i) incentive or non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock, (iv)

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

restricted stock units (RSUs), (v) performance stock, (vi) performance share units (PSUs), (vii) director awards, (viii) annual cash incentive awards, (ix) cash-based awards, (x) substitution awards or (xi) other stock-based awards, as approved by the Board of Directors or its designated committee.  Options granted under the 2019 Plan will generally expire at the earlier of a specified period after termination of service or the date specified by the Board of Directors or its designated committee at the date of grant, but not more than ten years from such grant date.

During the year ended December 31, 2020, the Company granted a total of 1,906,328 shares of stock-based awards to certain directors, officers and employees of the Company under the 2019 Plan. Of these, the Company granted (i) 603,983 shares of common stock associated with the payment of the Company’s 2019 short term incentive plan to certain officers and employees, which were fully vested on issuance, (ii) 233,982 RSUs to outside directors that vest in 2021 and (iii) 1,068,363 performance share units (PSUs) to certain officers and employees that vest on the third anniversary of the grant date, are subject to continued employment and achievement of certain performance based targets. The fair value of shares of common stock, RSUs, and PSUs awarded pursuant to the 2019 Plan is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures. As of December 31, 2020, 1,022,053 RSUs have vested, 49,516 RSUs have been forfeited and 1,940,021 unvested RSUs were outstanding under the 2019 Plan.

As of December 31, 2020, the Company has issued 77,486 options under the 2019 Plan, of which none of the options have been exercised, 3,389 options have been returned or forfeited and 74,097 options remain outstanding under the 2019 Plan

2010 Omnibus Incentive Plan

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

As of December 31, 2020, 1,513,856 RSUs and shares of restricted stock have vested, 728,574 RSUs and shares of restricted stock have been forfeited and 253,672 unvested RSUs and shares of restricted stock were outstanding under the 2010 Plan. As of December 31, 2020, the Company has issued 1,233,736 options under the 2010 Plan, of which 193,441 options have been exercised, 733,622 options have been returned or forfeited and 306,673 options remain outstanding under the 2010 Plan.

2006 Long-Term Incentive Plan

In March 2006, the Board of Directors adopted the RigNet 2006 Long-Term Incentive Plan (2006 Plan). Under the 2006 Plan, the Board of Directors is authorized to issue options to purchase RigNet common stock to certain officers and employees of the Company. In general, all options granted under the 2006 Plan have a contractual term of ten years and a four-year vesting period, with 25.0% of the options vesting on each of the first four anniversaries of the grant date. The 2006 Plan authorized the issuance of three million options, which was increased to five million in January 2010, net of any options returned or forfeited. As of December 31, 2020, the Company has granted options to purchase 981,125 shares under the 2006 Plan, of which 755,503 options have been exercised, 221,872 options have been returned or forfeited and 3,750 options have expired. The Company will grant no additional options under the 2006 Plan as the Company’s Board of Directors froze the 2006 Plan.

During the year ended December 31, 2020, the Company granted a total of 42,272 shares of stock-based awards to a newly-hired executive officer of the Company pursuant to an inducement award. These awards consisted of (i) 18,787 RSUs to such officer that vest over a three year period of continued employment, with 33% of the RSUs vesting on each of the first three anniversaries of the grant date and (ii) 23,485 that vest on the third anniversary of the grant date, are subject to continued employment and achievement of certain performance criteria. The fair value

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

of the RSUs grants pursuant to the inducement award is determined based on the closing trading price of the Company’s common stock on the grant date of the award. Compensation expense is recognized on a straight-line basis over the requisite service period of the entire award, net of forfeitures In addition to the foregoing, the executive officer was also granted 10,299 of stock options with an exercise price of $6.20. The options granted have a contractual term of seven years and vest over a three-year period of continued employment, with 33% of the options vesting of each of the first three anniversaries of the grant date.

The Company does not accrue or pay dividends with regard to any equity awards.

Stock-based compensation expense related to the Company’s stock-based compensation plans for the years ended December 31, 2020, 2019 and 2018 was $5.7 million, $8.6 million and $4.7 million, respectively, and accordingly, reduced income for each year.

As of December 31, 2020, and 2019, there were $7.6 million and $7.5 million, respectively, of total unrecognized compensation cost related to unvested equity awards granted and expected to vest under the 2019 Plan and 2010 Plan. This cost is expected to be recognized on a remaining weighted-average period of two years.

All outstanding equity instruments are settled in stock. The Company currently does not have any awards accounted for as a liability. The fair value of each stock option award is estimated on the grant date using a Black-Scholes option valuation model, which uses certain assumptions as of the date of grant:

•	Expected Volatility—based on peer-group price volatility for periods equivalent to the expected term of the options
•	Expected Term—expected life adjusted based on management’s best estimate for the effects of non-transferability, exercise restriction and behavioral considerations
•	Risk-Free Interest Rate—risk-free rate, for periods within the contractual terms of the options, is based on the U.S. Treasury yield curve in effect at the time of grant
•	Dividend Yield—expected dividends based on the Company’s historical dividend rate at the date of grant

The assumptions used for grants made in the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
	2020	2019
Expected volatility	51%	49% to 51%
Expected term (in years)	7	7
Risk-free interest rate	1.78%	1.71% to 2.53%
Dividend yield	-	-

Based on these assumptions, the weighted average grant date fair value of stock options granted, per share, for the year ended December 31, 2020 and 2019 was $3.27 and $4.40, respectively.

The fair value of each RSU and PSU award on the grant date is equal to the market price of RigNet’s stock on the date of grant. The weighted average fair value of RSUs, PSUs and restricted stock granted, per share, for the years ended December 31, 2020, 2019 and 2018 was $1.91, $9.08 and $14.22 respectively.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table summarizes the Company’s stock option activity as of and for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price	Number of Underlying Shares	Weighted Average Exercise Price
	(in thousands, except per share amounts)
Balance, January 1,	410	$17.12	324	$20.41	381	$21.37
Granted	10	$6.20	106	$8.30	60	$13.50
Exercised	-	$-	(1)	$4.39	(60)	$16.15
Forfeited	(18)	$12.81	(16)	$12.90	(53)	$23.89
Expired	(11)	$7.58	(3)	$1.94	(4)	$6.55
Balance, December 31,	391	$16.91	410	$17.12	324	$20.41
Exercisable, December 31,	292	$19.54	239	$22.09	204	$23.41

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Intrinsic value of options exercised	$-	$5	$1,297
Fair value of options vested	$390	$511	$950

The following table summarizes the Company’s RSU, PSU and restricted stock activity as of and for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
	(in thousands)
Balance, January 1,	1,537	411
Granted	1,949	1,489
Vested	(1,403)	(332)
Forfeited	(81)	(31)
Balance, December 31,	2,002	1,537

The weighted average remaining contractual term in years for equity awards outstanding as of and for the years ended December 31, 2020, 2019 and 2018 was 1.8 years, 2.3 years, and 1.7 years, respectively. At December 31, 2020, equity awards vested and expected to vest totaled 5.5 million with awards available for grant of approximately 1.5 million.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following is a summary of changes in unvested equity awards, including stock options, RSUs, PSUs and restricted stock, as of and for the years ended December 31, 2020, 2019 and 2018:

	Number of Underlying Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested equity awards, January 1, 2018	296	$24.13
Granted	519	$14.03
Vested	(259)	$22.03
Forfeited	(200)	$12.41
Unvested equity awards, December 31, 2018	356	$17.52
Granted	1,595	$8.76
Vested	(272)	$7.33
Forfeited	(47)	$16.10
Unvested equity awards, December 31, 2019	1,632	$10.70
Granted	1,959	$1.92
Vested	(1,333)	$4.92
Forfeited	(99)	$11.87
Unvested equity awards, December 31, 2020	2,159	$6.24

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

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net loss attributable to RigNet, Inc. common stockholders	$(45,808)	$(19,156)	$(62,453)
Weighted average shares outstanding, basic	20,622	19,832	18,713
Effect of dilutive securities	-	-	-
Weighted average shares outstanding, diluted	20,622	19,832	18,713
Net loss per share attributable to RigNet, Inc. common stockholders, basic	$(2.22)	$(0.97)	$(3.34)
Net loss per share attributable to RigNet, Inc. common stockholders, diluted	$(2.22)	$(0.97)	$(3.34)

The effect of stock-based awards was not included in the Company’s calculation of diluted EPS as of December 31, 2020, 2019 and 2018 due to the net loss for the periods.

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

•

Applications and Internet-of-Things (Apps & IoT). The Apps & IoT segment provides applications over-the-top of the network layer including SaaS offerings such as a real-time machine learning and AI data platform (Intelie Pipes and Intelie LIVE), Cyphre Encryption, ECS, applications for safety and workforce productivity such as weather monitoring primarily in the North Sea (MetOcean), and certain other value-added services such as AVI. This segment also includes the private machine-to-machine IoT data networks including SCADA provided primarily for pipelines.

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

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The Company’s reportable segment information as of and for the years ended December 31, 2020, 2019 and 2018 is presented below.

	Managed Communications Services	Applications and Internet- of-Things	Systems Integration	Corporate and Eliminations	Consolidated Total
	(in thousands)
2020
Revenue	$135,754	$34,458	$37,709	$-	$207,921
Cost of revenue (excluding
depreciation and amortization)	86,825	14,520	28,985	-	130,330
Depreciation and amortization	18,707	4,544	638	2,645	26,534
Impairment of Goodwill and Intangible Assets	21,755	3,836	1,386	-	26,977
Change in fair value of earn-out/ contingent consideration	-	-	-	4,048	4,048
Selling, general and administrative	10,310	5,955	1,500	35,676	53,441
Operating income (loss)	$(1,843)	$5,603	$5,200	$(42,369)	$(33,409)
Total assets	113,014	30,566	21,810	17,417	182,807
Capital expenditures	8,368	2,483	25	607	11,483
2019
Revenue	$164,857	$35,368	$42,706	$-	$242,931
Cost of revenue (excluding
depreciation and amortization)	100,394	17,239	32,120	-	149,753
Depreciation and amortization	21,403	4,892	1,627	3,207	31,129
Change in fair value of earn-out/ contingent consideration	-	-	-	2,499	2,499
Gain on sales of property, plant and equipment, net of retirements	-	-	-	(4,240)	(4,240)
Selling, general and administrative	13,288	4,551	2,530	45,491	65,860
Operating income (loss)	$29,772	$8,686	$6,429	$(46,957)	$(2,070)

Total assets	155,807	42,758	29,124	23,291	250,980
Capital expenditures	22,165	2,083	-	1,267	25,515
2018
Revenue	$171,574	$25,713	$41,567	$-	$238,854
Cost of revenue (excluding
depreciation and amortization)	105,101	13,386	28,116	-	146,603
Depreciation and amortization	22,759	4,570	2,511	3,314	33,154
Change in fair value of earn-out/ contingent consideration	-	-	-	3,543	3,543
GX dispute	-	-	-	50,612	50,612
Selling, general and administrative	16,448	1,961	1,698	45,930	66,037
Operating income (loss)	$27,266	$5,796	$9,242	$(103,399)	$(61,095)
Total assets	171,503	47,175	24,094	16,153	258,925
Capital expenditures	29,058	759	-	706	30,523

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

The following table presents revenue earned from the Company’s domestic and international operations for the years ended December 31, 2020, 2019 and 2018.  Revenue is based on the location where services are provided or goods are sold.  Due to the mobile nature of RigNet’s customer base and the services provided, the Company works closely with its customers to ensure rig or vessel moves are closely monitored to ensure location of service information is properly reflected.

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Domestic	$85,716	$106,276	$106,189
International	122,205	136,655	132,665
Total	$207,921	$242,931	$238,854

The following table presents goodwill and long-lived assets for the Company’s domestic and international operations as of December 31, 2020 and 2019.

	December 31,
	2020	2019
	(in thousands)
Domestic	$58,334	$76,253
International	36,844	67,631
Total	$95,178	$143,884

Note 13—Income Taxes

Income Tax Expense

The components of the income tax expense are:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$2	$—	$—
State	281	412	659
Foreign	3,294	5,544	4,174
Total current	3,577	5,956	4,833
Deferred:
Federal	(192)	(120)	(411)
State	32	(268)	(1)
Foreign	3,147	5,177	(7,167)
Total deferred	2,987	4,789	(7,579)
Income tax expense (benefit)	$6,564	$10,745	$(2,746)

The following table sets forth the components of income (loss) before income taxes:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income (loss) before income taxes:
United States	$(25,766)	$(13,486)	$(63,266)
Foreign	(13,198)	5,445	(1,794)
	$(38,964)	$(8,041)	$(65,060)

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Income tax expense differs from the amount computed by applying the statutory federal income tax rate of 21.0% to income (loss) before taxes as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States statutory federal income tax rate	$(8,183)	$(1,689)	$(13,663)
Non-deductible expenses	(7)	515	592
Impact of impairments	5,465	-	-
Deferred earnout adjustment	1,479	703	1,253
Noncash compensation	1,282	27	359
Changes in valuation allowances	7,083	7,443	7,920
Tax credits	-	(1,863)	(1,025)
State taxes	223	(58)	74
Effect of operating in foreign jurisdictions	(722)	2,737	1,545
Reduction of federal corporate tax rate	-	-	1,823
Changes in prior year estimates	1,178	526	(66)
Changes in uncertain tax benefits	(1,539)	1,135	(1,506)
Revisions of deferred tax accounts	187	1,217	(56)
Other	118	52	4
Income tax expense (benefit)	$6,564	$10,745	$(2,746)

Deferred Tax Assets and Liabilities

The Company’s deferred tax position reflects the net tax effects of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting. Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$32,668	$27,238
Federal, state and foreign tax credits	11,764	13,964
Depreciation and amortization	13,770	12,396
Unrealized loss on functional currency	897	1,298
Allowance for doubtful accounts	1,725	1,495
Accruals not currently deductible	1,097	1,739
Stock-based compensation	831	1,450
Interest expense carryforwards	1,769	1,738
Lease liability	1,530	1,770
Deferred revenue	750	-
Other	1,058	1,375
Valuation allowance	(65,451)	(58,366)
Total deferred tax assets	2,408	6,097
Deferred tax liabilities:
Depreciation and amortization	(1,671)	(1,714)
Right-of-use lease asset	(1,530)	(1,770)
Accrual to cash adjustment	(556)	-
Other	(403)	(266)
Total deferred tax liabilities	(4,160)	(3,750)
Net deferred tax assets	$(1,752)	$2,347

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

As of December 31, 2020, the Company’s as filed net operating loss and tax credit carryforwards were as follows:

Jurisdiction	Expiration Period Begins	Net Operating Loss Carryforwards	Tax Credit Carryforwards
		(in thousands)
U.S. Federal	2036	$20,263	$-
U.S. Federal	Indefinite	66,469	-
U.S. Federal	2020	-	9,930
U.S. State	2021	10,075	-
Non-U.S.	Indefinite	53,775	-
Non-U.S.	2024	1,702	-
		$152,284	$9,930

As of December 31, 2020, the Company’s valuation allowances were as follows:

Jurisdiction	Valuation Allowances
(in thousands)
United States	$42,921
Australia	4,108
Norway	9,627
United Kingdom	3,435
Brazil	2,942
Mexico	1,274
Other	1,144
$65,451

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

During 2020, the Company recognized a valuation allowance of $4.1 million in Australia. Management determined that insufficient positive evidence exists to conclude that is more likely than not that the Company’s deferred tax assets in Australia will be realized in the future. This determination was primarily based on cumulative book losses.

On March 27, 2020, President Trump signed into law the CARES Act, which includes, among other things, deferment of employer-side social security payments, extended NOL carryback periods, alternative minimum tax credit refunds, and modifications to the net interest deduction limitations. The CARES Act increased the Company’s ability to deduct net interest expense by allowing a deduction for 50% of adjusted taxable income instead of 30% as was previously required under the Tax Cuts and Jobs Act of 2017.  Future regulatory guidance on the application on the CARES Act or new legislation related to the COVID-19 pandemic could impact our tax provision in future periods.

As of December 31, 2020, the Company intends to continue reinvesting earnings outside of the United States for the foreseeable future. This determination is based on estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and on its specific plan for reinvestment of the foreign subsidiaries’ undistributed earnings, with the exception of RigNet Qatar W.L.L. and Intelie Solucoes em Informatica SA. The Company did recognize U.S. taxes on the one-time repatriation tax due under the 2017 Tax Cuts and Jobs Act.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

While the Company does not expect to repatriate cash to the United States, if these amounts were distributed in the form of dividends or otherwise, the Company may be subject to additional tax liabilities with respect to items such as certain foreign exchange gains or losses, withholding taxes or state taxes. It is not practicable at this time to determine the amount of unrecognized deferred tax liabilities with respect to the reinvested foreign earnings.

Uncertain Tax Benefits

The Company evaluates its tax positions and recognizes only tax benefits that, more likely than not, will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax position is measured at the largest amount of benefit that has a greater than 50.0% likelihood of being realized upon settlement. At December 31, 2020, 2019 and 2018, the Company’s uncertain tax benefits totaling $13.3 million, $15.2 million and $16.1 million, respectively, are reported as other liabilities in the consolidated balance sheets. Changes in the Company’s gross unrecognized tax benefits are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance, January 1,	$6,639	$7,497	$9,637
Additions for the current year tax	-	-	-
Additions related to prior years	54	1,027	-
Reductions related to lapses in statute of limitations	(1,290)	(1,885)	(1,262)
Reductions related to prior years	-	-	(878)
Balance, December 31,	$5,403	$6,639	$7,497

As of December 31, 2020, the Company’s gross unrecognized tax benefits which would impact the annual effective tax rate upon recognition were $5.4 million. In addition, as of December 31, 2020, the Company has recorded related assets, net of a valuation allowance of ($0.1) million. The related asset might not be recognized in the same period as the contingent tax liability and like interest and penalties does have an impact on the annual effective tax rate. The Company has elected to include income tax related interest and penalties as a component of income tax expense. As of December 31, 2020, 2019 and 2018, the Company has accrued penalties and interest of approximately $7.9 million, $8.6 million and $8.6 million, respectively. The Company has recognized ($0.6) million, ($0.1) million and ($0.6) million of interest and penalties in income tax expense for the years ended December 31, 2020, 2019 and 2018, respectively. To the extent interest and penalties are not assessed with respect to uncertain tax positions, accruals will be reduced and reflected as a reduction to income tax expense.

The Company believes that it is reasonably possible that a decrease of up to $4.7 million in unrecognized tax benefits, including related interest and penalties, may be necessary within the coming year due to lapse in statute of limitations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company’s federal filings are no longer subject to tax examinations for years before 2008. The Company is no longer subject to the foreign income tax examinations by tax authorities for years before 2010.

The Company received notices informing us of audits of the Company’s 2016-2018 income tax returns in Malaysia, the 2010-2014 income tax returns in Qatar, the 2015-2017 income tax returns in Saudi Arabia, and the 2015-2019 income tax returns in Mexico. It is unclear if the audits and the appeals processes, if necessary, will be completed within the next twelve months. The Company is in the early stages of the audits and is unable to quantify any potential settlement or outcome of the audits at this time. The authorities closed the audit of the Company’s 2016-2017 income tax returns in Singapore with no additional assessments.

Note 14—Employee Benefits

The Company maintains a 401(k)-plan pursuant to which eligible employees may make contributions through a payroll deduction.

RIGNET, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

Effective January 1, 2018, the Company re-instated the 401(k) match under which the Company made matching cash contributions of 100% of each employee’s contribution up to 3.0% of that employee’s eligible compensation and 50% of each employee’s contribution between 3.0% and 5.0% of such employee’s eligible compensation, up to the maximum amount permitted by law. Effective August 6, 2020, the Company suspended the Company’s matching contribution under the 401(k). The Company took this action in response to the COVID-19 pandemic and reduced oil and gas activity. The Company incurred expenses of $0.6 million, $1.1 million and $0.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, for employer contributions.

Note 15—Restructuring Costs – Cost Reduction Plans

During the year ended December 31, 2020, the Company incurred a net pre-tax restructuring expense of $0.2 million reported as general and administrative expense in the Corporate segment associated with the reduction of 12 employees

During the year ended December 31, 2019, the Company incurred a net pre-tax restructuring expense of $0.7 million reported as general and administrative expense, of which $0.2 million was incurred in the third quarter 2019 related to consolidating three separate legacy facilities into our new office in Lafayette, Louisiana and $0.5 million was incurred in the first quarter of 2019 associated with the reduction of 25 employees.

During the year ended December 31, 2018, the Company incurred a net pre-tax restructuring expense of $0.8 million reported as general and administrative expense in the Corporate segment associated with the reduction of 23 employees.

Note 16 –Executive Departure costs

The Company incurred executive departure expense of $0.6 million, none and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively, in the corporate segment.