Form 10-K/A
period 2020-12-31
RigNet, Inc.
filed 2021-04-29
CIK 1162112

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

Securities registered pursuant to Section 12(g) of the Securities Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the RigNet, Inc. (“we”, “us”, “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ending December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2021 (the “Original Filing”). We are filing this Amendment for the sole purpose of providing the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from our Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in our Form 10-K by reference to our definitive proxy statement if such statement is filed within 120 days after the end of our fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety. In addition, in connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended and restated to reflect the filings of these new certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise noted, this Amendment speaks as of the filing date of the Original Filing and reflects only the changes to the cover page, Items 10 through 14 of Part III and Item 15 of Part IV. No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way, and we have not updated the disclosures contained herein to reflect any events which occurred subsequent to the filing of the Original Filing or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

PART III

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

Directors and executive officers

Information concerning our directors is set forth below.

Name	Age	Position with Our Company	Director Since
Steven E. Pickett	57	Chief Executive Officer and President	2016
James H. Browning	71	Board Chair, Independent Director	2010
Mattia Caprioli	47	Independent Director	2013
Ditlef de Vibe	66	Independent Director	2011
Kevin Mulloy	62	Independent Director	2012
Kevin J. O'Hara	60	Independent Director	2010
Keith Olsen	64	Independent Director	2010
Gail P. Smith	61	Independent Director	2018
Brent K. Whittington	50	Independent Director	2010

Steven E. Pickett
DIRECTOR QUALIFICATIONS
●	Industry Experience – - Current Chief Executive Officer and President of RigNet - Former CEO of 21st Century Towers, WesTower Communications and Telmar Network Technology

●	Leadership and Global Experience – CEO and president positions for over twelve years

Mr. Pickett has served as the CEO and President since joining the Company in May 2016 and as a director since June 2016. Before joining RigNet, from March 2015 through May 2016, Mr. Pickett was the CEO and President of 21st Century Towers, a new entrant in the wireless infrastructure market.  From December 2013 through February 2015, Mr. Pickett served as the CEO of WesTower Communications, Inc., North America’s second largest tower construction and maintenance company until its acquisition.  Prior to WesTower, he was the CEO and President of Telmar Network Technology, Inc. from July 2008 until December 2013.  Mr. Pickett’s prior leadership roles include Senior Vice President/General Manager of Alcatel-Lucent’s Optical Network Division and Vice President of Sales at Alcatel.  Mr. Pickett earned a Bachelor of Science in electrical engineering from Tufts University and a Master of Business Administration degree from The Kellogg Graduate School of Management at Northwestern University.  Mr. Pickett brings a wealth of experience in the communications industry to our Board and Company as well as experience running a growing company.

James H. Browning
DIRECTOR QUALIFICATIONS
●	Finance Experience - Retired KPMG LLP partner, served as KPMG’s Southwest Area Professional Practice Partner and SEC Reviewing Partner

●	Leadership Experience – Service on public company boards of Texas Capital Bancshares, Inc. and Herc Holdings, Inc. and previously Endeavor International Corp.

Mr. Browning has served on our Board since December 2010, and he has served as the Chair of our Board since 2012.  Mr. Browning previously served as a partner at KPMG LLP, an international accounting firm, from July 1980 until his retirement in September 2009.  During Mr. Browning’s thirty-eight year career at KPMG LLP his leadership roles included serving as KPMG’s Southwest Area Professional Practice Partner, SEC Reviewing Partner and as Partner in Charge of KPMG LLP’s New Orleans audit practice.  Mr. Browning received a B.S. degree in Business Administration from Louisiana State University and is a retired Certified Public Accountant.  He currently serves on the boards of Texas Capital Bancshares, Inc., a publicly traded financial holding company, and Herc Holdings, Inc., a publicly traded full service equipment rental company.  He previously served on the board of Endeavour International Corporation, a publicly traded international oil and gas exploration and production company.  Mr. Browning brings a wealth of knowledge dealing with financial and accounting matters to our Board as well as extensive knowledge of the role of public company boards of directors.

Mattia Caprioli
DIRECTOR QUALIFICATIONS
●	Global Experience – - KKR’s Co-Head of European Private Equity - Mergers, acquisitions and financing experience with Goldman Sachs in London

●	Leadership Experience – Serves on the Board of PortAventura and SBB Telemach.

Mattia Caprioli has served on our Board since October 2013.  Mr. Caprioli is a member of Kohlberg Kravis Roberts & Co. L.P. (“KKR”) where he serves as Co-Head of European Private Equity.  Mr. Caprioli has held leadership roles in many KKR investments including Legrand, Toys ‘R’ Us, Alliance Boots, Inaer and Bond (now Avincis) since 2001.  He also currently serves on the Boards of PortAventura and SBB/Telemach Group and previously served on the Board of Legrand.  Prior to joining KKR, Mr. Caprioli was with Goldman Sachs International in London, where he was involved in a broad array of mergers, acquisitions and financings across a variety of industries.  He holds a Master of Science degree from L. Bocconi University, Milan, Italy.  Mr. Caprioli brings a diverse international background with extensive business services expertise to the Board.

Ditlef de Vibe
DIRECTOR QUALIFICATIONS
●	Leadership and Global Experience – - Former Managing Partner of Kistefos Venture Capital, a venture capital firm investing in the IT and telecommunications industries

●	Technology Experience – - Former CEO of Global IP Solutions - Various Director roles with IBM

Ditlef de Vibe has served on our Board since May 2011.  From 2001 to 2011, Mr. de Vibe served as managing partner of Kistefos Venture Capital, a venture capital firm that primarily invests in the IT and telecommunications industries.  Since leaving Kistefos Venture Capital, Mr. de Vibe’s principal occupation is as an independent investor and board member for several private Norwegian companies.  From 2007 to 2008, Mr. de Vibe also served as Chief Executive Officer of Global IP Solutions Holdings AB, a company that was publicly traded in Norway until its sale to Google, Inc.  Prior to that, Mr. de Vibe served in various capacities with IBM, including IBM’s Director of Network Outsourcing EMEA, Director of Network Service Sales EMEA, and Director of Network Outsourcing Services EMEA.  He holds a Master of Science degree from the University of Oslo.  Mr. de Vibe brings a wealth of experience in IT and telecommunications along with extensive operational and commercial competencies.

Kevin Mulloy
DIRECTOR QUALIFICATIONS
●

Leadership and Global Experience –

  -  Partner with a consulting firm that advises on business growth and revenue issues

  -  Former President of Presidio Managed Networks & Intelsat Global Service Corporation

● Technology Experience – Served as Executive Vice President of Corporate Development at an advanced information technology professional and managed service company

Kevin Mulloy has served on our Board since March 2012.  Since February 2017, Mr. Mulloy serves as a consulting partner with Blue Ridge Partners, a consulting firm advising private equity clients and general businesses on growth and revenue issues.  Mr. Mulloy previously served as Executive Vice President of Corporate Development at Presidio, Inc., an advanced information technology professional and managed services company, from July 2011 to May 2013.  Prior to that, Mr. Mulloy served as President of Presidio Managed Networks, the managed services business at Presidio, from June 2008 to July 2011, and from September 2007 to June 2008 he served as the Executive Vice President of Operational Strategy for Presidio.  Prior to joining Presidio, Mr. Mulloy held leadership roles with Intelsat S.A., a provider of satellite services worldwide, including President of Intelsat Global Service Corporation and Senior Vice President of Strategy, Business Development and M&A.  Mr. Mulloy’s experience also includes ten years with McKinsey & Company, a management consulting firm; three years with Gould Inc., an aerospace and defense company; and more than five years in the United States Navy, serving in the Surface Nuclear Propulsion branch of the Navy.  Mr. Mulloy has a BSME from the US Naval Academy and an MBA from Wharton, University of Pennsylvania.  Mr. Mulloy brings extensive operational satellite, telecommunications and information technology infrastructure experience to the Board.

Kevin J. O’Hara
DIRECTOR QUALIFICATIONS
●	Industry and Technology Experience – - Former President, CEO & Director of a communications provider - Co-founder of Level 3 Communications, Inc., a provider of IP-based communications

●	Leadership Experience – - Executive Chair of a technology engineering and construction services company - CEO and president positions for over 20 years

Kevin J. O’Hara has served on our Board since December 2010.  In 2016, Mr. O’Hara served as our Vice Chair of the Board, primarily to assist with our CEO transition.  Mr. O’Hara joined Congruex, LLC, a provider of technology engineering and underground construction services, as the Executive Chairman in November 2017.  Prior to that he served as President, Chief Executive Officer and Director of Integra Telecom Holdings, Inc., a communications provider.  He served on Integra’s Board beginning in December 2009, was appointed Chairman of the Board in March 2011 and was named CEO in December 2011.  Mr. O’Hara left Integra in September 2014.  Prior to joining Integra, he was a co-founder and Chairman of the Board of Troppus Software Corporation, an early stage software company providing technical solutions to service providers that support home technology and networks, from March 2009 until a major service provider acquired it in January 2011.  Mr. O’Hara also served on the Board of Directors of Elemental Technologies, Inc., a leading provider of video processing solutions for broadcast and on-line video customers from January 2011 until October 2016, serving as Chairman from August 2011 until October 2016.  Prior to that, Mr. O’Hara was a co-founder of Level 3 Communications, Inc., a provider of IP-based communications services to enterprise, content, government and wholesale customers, and served in various leadership roles including President, Chief Operating Officer and Executive Vice President.  Prior to that, Mr. O’Hara served as President and Chief Executive Officer of MFS Global Network Services, Inc., Senior Vice President of MFS, President of MFS Development, Inc., and Vice President of MFS Telecom, Inc.  Mr. O’Hara has a Master of Business Administration from the University of Chicago and a Bachelor of

Science in Electrical Engineering from Drexel University.  Mr. O’Hara brings a wealth of experience in the communications industry to our Board as well as experience running a public company.

Keith Olsen
DIRECTOR QUALIFICATIONS
●	Industry and Technology Experience – - CEO and Director of a data center services company - Former CEO, President and Director of a provider of network-neutral data center

●	Leadership and Global Experience – - International business development with international carriers and service providers - Former Public Company CEO

Mr. Olsen has served on our Board since December 2010. Since June 2013, Mr. Olsen has served as Chairman and Chief Executive Officer of vXchnge Holdings LLC, a private company offering data center services.  Mr. Olsen previously served as Chief Executive Officer, President and Director of Switch and Data Facilities Company, Inc., a NASDAQ listed company, which provided network-neutral data centers that house, power and interconnect the Internet, from February 2004 to May 2010, when Switch and Data Facilities Company, Inc. was acquired by Equinix, Inc.  Prior to that, Mr. Olsen served as a Vice President of AT&T, where he was responsible for indirect sales and global sales channel management and as Vice President of Graphnet, Inc., a provider of integrated data messaging technology and services.  Mr. Olsen has a Bachelor degree from the State University of New York, Geneseo.  Mr. Olsen brings experience in running a public company to our Board as well as a wealth of experience in the communications industry.

Gail P. Smith
DIRECTOR QUALIFICATIONS
●	Industry and Technology Experience – - Founder and Director of a mobility and cloud research and consulting firm - Expertise in cyber security and the General Data Protection Regulation

●	Leadership and Global Experience – - Former Corporate Group Vice President of a communications company - Managed multinational operations in telecommunications and internet services

Gail P. Smith joined our Board on January 17, 2018. Ms. Smith founded the Cavell Group, a convergence, mobility and cloud research and consulting firm, in 2002 and continues to serve as a director. Prior to that, Ms. Smith served as Corporate Group Vice President and President, Europe of Level 3 Communications, Inc. and held product marketing and strategy roles at MFS International. Ms. Smith has worked and managed operations in both the U.S. and Europe.  Ms. Smith is  a director of Zenitel BV, a telecommunications equipment company traded on the Euronext Stock Exchange.  She holds a Master degree in International Business from Tufts University and a Bachelor degree in Economics and Political Science from Claremont McKenna College. Ms. Smith brings extensive technical, operational and strategic leadership experience to the Board.

Brent K. Whittington
DIRECTOR QUALIFICATIONS
●	Finance Experience – - Former CFO of Windstream Corporation and its predecessor, Alltel Holding Corp. - Arthur Andersen LLP experience for over eight years

●	Leadership and Industry Experience – Former COO of a communications company providing phone, high-speed Internet and high-definition digital TV services

Mr. Whittington has served on our Board since December 2010.  Mr. Whittington previously served as the Chief Operating Officer of Windstream Corporation, a publicly traded communications company providing phone, high-speed Internet and high-definition digital TV services, from August 2009 to September 2014.  Prior to that, Mr. Whittington served as the Executive Vice President and Chief Financial Officer of Windstream Corporation from July 2006 to August 2009. Mr. Whittington’s prior experience also includes serving as Executive Vice President and Chief Financial Officer of Windstream Corporation’s predecessor, Alltel Holding Corp., Vice President of Finance and Accounting of Alltel Corporation, parent company of Alltel Holding Corp and the Senior Vice President-Operations Support of Alltel Corporation.  Prior to joining Alltel, Mr. Whittington was with Arthur Andersen LLP for over eight years.  Mr. Whittington has a degree in accounting from the University of Arkansas at Little Rock. Mr. Whittington brings experience in finance and accounting to our Board as well as a wealth of experience in the communications industry.

The following table provides information regarding our current executive officers.

Name	Age	Position with Our Company
Steven Pickett	57	Chief Executive Officer and President
Lee Ahlstrom	53	Senior Vice President and Chief Financial Officer
Errol Olivier	58	Senior Vice President and Chief Operating Officer
Brad Eastman	53	Senior Vice President and General Counsel
Brendan Sullivan	47	Chief Technology/Information Officer
James Barnett, Jr.	67	Senior Vice President of Government Services
Egbert Clarke	60	Senior Vice President, Global Operations
Edward Traupman	70	Senior Vice President and General Manager, Products and Services

Steven Pickett has served as our Chief Executive Officer and President since May 31, 2016. See his biographical summary presented earlier in this Item 10.

Mr. Lee Ahlstrom has served as our Senior Vice President and Chief Financial Officer since August 20, 2018. Prior to joining the Company, Mr. Ahlstrom served as the Senior Vice President and Chief Financial Officer of Paragon Offshore, Ltd, a spin-off from Noble Corporation, from November 2016 to March 2018, and as Senior Vice President of Investor Relations and Planning from August 2014 to October 2016. Mr. Ahlstrom served as Noble Drilling’s Senior Vice President of Strategic Development from May 2011 to July 2014 and as the Vice President Investor Relations and Planning from May 2006 to July 2014. Mr. Ahlstrom received a Master and Bachelor degree from the University of Delaware. Mr. Ahlstrom served on the Board of the National Investors Relations Institute (NIRI) from 2014 until 2019 and holds the NIRI investor relations charter credential.

Errol Olivier has served as our Senior Vice President and Chief Operating Officer since January, 2020.  Prior to that, Mr. Olivier was self-employed as a consultant providing strategic advisory services since July 2015.  He served as President and Chief Executive Officer of MTN Satellite Communications, the leading global provider of communications, connectivity and content services to cruise line, maritime, super yacht and government services industries around the world from May 2011 until July 2015; and President, Chief Executive Officer, and Chairman of Broadpoint from March 2008 until June 2010.  Over a seventeen year tenure Mr. Olivier served in a number of roles at CapRock Communications, with the last five years as the President and Chief Operating Officer.  He also served as Chairman of VISTA ViaSat Users Group and member of the board of trustees of IWL Communications.  Mr. Olivier received an associate equivalent degree in industrial electronics from the Louisiana Technical College (formerly known as T.H. Harris).

Brad Eastman has served as our Senior Vice President and General Counsel since October 30, 2017.  Prior to that, Mr. Eastman served as General Counsel of the Cameron Group of Schlumberger Limited following Schlumberger's acquisition of Cameron International in April 2016 until October 2017. Prior to the acquisition, Mr. Eastman served in various positions in the Cameron legal department, most recently as Vice President and Deputy General Counsel of Cameron International from June 2011 until April 2016.  Mr. Eastman also held leadership positions of Vice President, General Counsel and Corporate Secretary of Input/Output, Inc. and Vice President, Secretary and General Counsel of Quanta Services. Mr. Eastman received a Bachelor degree from the University of Texas at Austin and a Juris Doctorate from Harvard University.

Brendan Sullivan has served as our Chief Technology/Information Officer since May 30, 2017.  Prior to that, Mr. Sullivan served as the Executive Vice President of Global Technology and Operations for Vubiquity from September 2013 until October 2016, the Senior Vice President of IT, Engineering and Network for Digital Generation, Inc. from May 2009 until September 2013, and the Senior Director of Content Markets Application Development for Level 3 Communications from 2000 until 2009.  Mr. Sullivan also worked at Andersen Consulting. He received a Bachelor degree from Brown University.

James Barnett, Jr. has served as our Senior Vice President, Government Services since joining RigNet on January 7, 2019. Prior to joining the Company, Mr. Barnett served as the Chairman of the telecommunications group and Partner in the cybersecurity practice of Venable LLP from February 2013 to January 2019. Prior to that, Mr. Barnett was the Senior Vice President for National Security Policy at the Potomac Institute for Policy Studies from May 2012 until February 2013. From July 2009 until April 2012, Mr. Barnett served as Chief of the Public Safety and Homeland Security Bureau of the Federal Communications Commission (the “FCC”).  Mr. Barnett served as a surface warfare officer in the United States Navy, most recently as Deputy Commander of the Naval Expeditionary Combat Command and retired as a Rear Admiral. Mr. Barnett holds a Bachelor degree and a Juris Doctorate from the University of Mississippi.

Egbert Clarke has served as our Senior Vice President, Global Operations since October 2019 and our Vice President of Global Supply Chain from September 2017 through October 2019.  Prior to joining RigNet, Mr. Clarke served as the leader of Global Business Development for CTDI from August 2013 until August 2017; and the Vice President of International Business for Telmar Network Technology from April 2010 until June 2013.  Mr. Clarke received a Master’s of Business Administration from the University of North Carolina and a Bachelor degree from Cornwall College.

Edward Traupman has served as our Senior Vice President and General Manager, Products and Services since April 2018 and our Vice President, Systems Integration since joining RigNet in November 2016 to April 2018.  Prior to that, he served as the Vice President and General Manager for Telmar Network Technology from January 2007 through February 2016.  Mr. Traupman has also served in various management positions with companies such as Carrius Technologies, Rapid5 Networks and DSC Communications.  He received a Master and Bachelor degree from Southern Methodist University.

Audit Committee

Audit Committee
●	Select and oversee the independent accounting firm	Number of Meetings in 2020:
●	Oversee the quality and integrity of our financial reporting	9
●	Review the organization and scope of our internal audit function and our disclosure and internal controls	Committee Members:
●	Review and approve any proposed related-person transactions	Whittington (C, F, I) Browning (F, I) Mulloy (I) Smith (I)
●	Approve audit and non-audit services provided by our independent auditors
●	Oversee investigations of any allegations of policy or compliance violations
●	Monitor financial reporting activities and the accounting standards and principles followed
C	Chair of the Committee
F	Audit Committee Financial Expert as defined under SEC rules
I	Satisfies standards established by the SEC and NASDAQ to be designated as an independent director

Our Board has determined that Messrs. Browning and Wittington are each qualified as an audit committee financial expert under the SEC’s rules and regulations. In addition, our Board has determined that each member of the Audit Committee has the requisite accounting and related financial management expertise under NASDAQ rules.

Item 11.  Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth certain information with respect to the compensation paid to the named executive officers (“NEOs”) listed below for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Steven Pickett	2020	$ 441,554	$ -	$ 241,958	$ -	$ -	$ 3,531	$ 687,043
Chief Executive Officer and	2019	504,548	$ -	861,355	101,034	389,341	3,805	1,860,083
President
Lee Ahlstrom	2020	325,216	-	171,761	-	-	7,820	504,797
Senior Vice President & Chief	2019	358,077	-	709,750	71,606	220,984	13,769	1,374,186
Financial Officer
Brad Eastman	2020	279,686	-	147,223	-	-	6,703	433,612
Senior Vice President &	2019	306,750	-	523,348	61,375	108,205	11,802	1,011,480
General Counsel

(1)

Reflects the aggregate grant date fair value for stock and option awards computed in accordance with FASB ASC Topic 718.  Assumptions used in the determination of these amounts which represent grant date fair value are included in Note 10, Stock-Based Compensation, to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 15, 2021.

(2)

Non-equity incentive plan compensation reflects the Board approved STIP payout amounts as reviewed by the Compensation Committee based on the achievement of performance metrics under our STIP program for the year.  These amounts are paid in the year following the year in which they were earned. The Board determines annually if these bonuses are to be settled in cash or shares of stock.  For 2019, the amounts were settled in immediately vested stock awards.

(3)

Other compensation represents compensation benefits provided for in employment agreements and other company-wide benefit programs.  Benefits in 2020 and 2019 for all NEOs include 401(k) match on employee contributions limited to 4.0%, if the employee contributes at least 5.0%, which ceased in May 2020.

Employment Agreements

Mr. Pickett

We have an agreement to employ Mr. Pickett as our Chief Executive Officer and President.  His initial annual base salary was set at $485,000, subject to increases from time to time.  Under the agreement, if the Company terminates Mr. Pickett’s employment without “cause” (other than for death or disability), the Company, or its successor, terminates Mr. Pickett on or within two years after a “change of control event,” as defined in the Treasury Regulations issued under Section 409A of the Code, or Mr. Pickett terminates his employment for “good reason”, he is entitled to receive i) a lump sum cash severance in an amount equal to two times his then annual base salary and target bonus for the period in which the termination occurs; ii) COBRA premiums for up to 18 months, with such premiums paid to Mr. Pickett on a fully grossed-up after-tax basis, if necessary, for Mr. Pickett not to be subject to tax under Section 105 of the Internal Revenue Code; and iii) the immediate vesting of the Signing Bonus stock options (as defined in the agreement).  In addition, if Mr. Pickett’s employment terminates without “cause”, for “good reason” within two years of a “change of control” or due to death or disability, all outstanding unvested equity awards other than performance units shall automatically vest in full not withstanding anything in the award to the contrary and shall remain exercisable for the full term of the applicable award.  If, after a change of control, the successor does not assume or continue such equity award, such award shall automatically vest in full on the date of the change of control.

If Mr. Pickett’s termination is due to death or disability or he resigns without good reason, he would be entitled to, in addition to vesting of equity awards as discussed above, all unpaid salary, unused vacation, and certain business expenses.

In addition, Mr. Pickett is subject to restrictive covenants of noncompetition and non-solicitation for a period of 24 months from his termination date.

Under the agreement, “cause” is defined as any of the following: (i) Mr. Pickett’s plea of guilty or nolo contendre, or conviction of a felony or a misdemeanor involving moral turpitude; (ii) any act by Mr. Pickett of fraud or dishonesty with respect to any aspect of our business including, but not limited to, falsification of our records; (iii) intentional misconduct by Mr. Pickett that is materially injurious to us (monetarily or otherwise); (iv) Mr. Pickett’s breach of any confidentiality, noncompetition or non-solicitation obligations to the Company; (v) commencement by Mr. Pickett of employment with an unrelated employer; (vi) material violation by Mr. Pickett of any of our written policies, including but not limited to any harassment and/or non-discrimination policies; and (vii) Mr. Pickett’s gross negligence in the performance of his duties.  Mr. Pickett would not be deemed to have been terminated for cause under clauses (ii) through (vii) above unless the determination of whether cause exists is made by a resolution duly adopted by the affirmative vote of not less than three-fourths of the entire membership of the Board (excluding Mr. Pickett, if a member) at a meeting of the Board that was called for the purpose of considering such termination (after 15 days’ notice to Mr. Pickett and an opportunity for Mr. Pickett, together with Mr. Pickett’s counsel, to be heard before the Board and, if reasonably possible, to cure the breach that is the alleged basis for cause) finding that, in the good faith opinion of the Board, Mr. Pickett was guilty of conduct constituting cause and specifying the particulars thereof in detail.

Under the agreement, “good reason” means (i) a material adverse change in Mr. Pickett’s position, authority, duties or responsibilities, (ii) a reduction in Mr. Pickett’s base salary or the taking of any action by us that would materially diminish the annual bonus opportunities of Mr. Pickett, (iii) the relocation of our principal executive offices by more than 50 miles from where such offices are located on the first day of employment or Mr. Pickett being based at any office other than our principal or hemisphere management executive offices, except for travel reasonably required in the performance of Mr. Pickett’s duties, (iv) a material breach of the agreement by us, or (v) the failure of a successor to us to assume the agreement.

If Mr. Pickett terminates employment for “good reason”, he shall provide written notice within 45 days of the occurrence of any such reduction, failure, change or breach upon which Mr. Pickett intends to base his resignation, and we shall have 45 days to remedy the reduction, failure, change or breach.  If such reduction, failure, change or breach is not remedied, Mr. Pickett must terminate his employment within 120 days of occurrence of the condition for the termination to be considered “good reason”.

A “Change of control” shall have the same meaning as defined in Section 409A of the Internal Revenue Code.  Under the agreement, “disability” means Mr. Pickett is (i) unable to perform substantially his duties for us with or without reasonable accommodation as a result of physical or mental impairment that is reasonably expected to last twelve months, as supported by a written opinion from Mr. Pickett’s physician and is (ii) receiving long-term disability benefits from our insured long-term disability plan.

Mr. Ahlstrom

We entered into an offer letter agreement with Mr. Ahlstrom, effective on August 20, 2018.  In that agreement, we agreed to employ Mr. Ahlstrom as our Chief Financial Officer with a starting salary of $350,000, subject to increase from time to time, and annual short-term and long-term incentive target bonuses of 85.0% and 100.0% of base salary, respectively. During 2019, Mr. Ahlstrom’s severance benefits were changed so that if Mr. Ahlstrom were being terminated without “cause” or he terminates his employment with us for “good reason” within two years on or after a “Change of Control”, he is entitled to (i) twelve months of salary continuation; (ii) a pro-rated amount equal to the annual bonus at target that would have been paid had the employee remained employed through the end of the calendar year in which his employment terminates; and (iii) COBRA coverage for up to 12 months with the employee responsible for the employee portion of such coverage.

The terms of “cause” and “change of control” are defined consistently with the same definition of those same terms described under Mr. Pickett’s section above. "Good reason" is defined as any of the following: (i) a material adverse change in the executive’s position, authority, duties or responsibilities, (ii) a reduction in the executive’s base salary or the taking of any action by us that would materially diminish the annual bonus opportunities of the executive, (iii) the relocation of our principal executive offices by more than 50 miles from where such offices are located on the first day of employment or the executive being based at any office other than our principal or hemisphere management executive offices, except for travel reasonably required in the performance of the executive’s duties, or (iv) the failure of a successor to us to assume the agreement.  Mr. Ahlstrom would also receive “change of control” benefits in connection with outstanding equity awards pursuant to the provisions within our 2019 and 2010 Omnibus Incentive Plans, as amended.  In addition, he is subject to restrictive covenants of noncompetition and non-solicitation for a period of 12 months from his termination date.

Mr. Eastman

We entered into an offer letter agreement with Mr. Eastman, effective on September 11, 2017.  In that agreement we agreed to employ Mr. Eastman as our Senior Vice President & General Counsel, with a starting salary of $300,000, subject to increase from time to time, and annual short-term and long-term incentive target bonuses of 50% and 100% of base salary, respectively.  During 2019, Mr. Eastman’s severance benefits were changed so that if Mr. Eastman were being terminated without “cause” or he terminates his employment with us for “good reason” within two years on or after a “Change of Control”, he is entitled to (i) twelve months of salary continuation; (ii) a pro-rated amount equal to the annual bonus at target that would have been paid had the employee remained employed through the end of the calendar year in which his employment terminates; and (iii) COBRA coverage for up to 12 months with the employee responsible for the employee portion of such coverage. The terms of “cause,” “good reason” and “change of control” are defined consistently with the same definition of those same terms described under Mr. Ahlstrom’s section above.  Mr. Eastman would also receive “change of control” benefits in connection with outstanding equity awards pursuant to the provisions within our 2019 and 2010 Omnibus Incentive Plans, as amended.  In addition, he is subject to restrictive covenants of noncompetition and non-solicitation for a period of 12 months from his termination date.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2020

Name	Option Awards					Stock and Unit Awards
	Number of Securities Underlying Unexercised Options - Exercisable (1)	Number of Securities Underlying Unexercised Options - Unexercisable		Option Exercise Price	Option Expiration Date	Number of Securities that have not Vested (1)		Market Value of Securities that have not Vested (2)	Incentive Unit Awards
									Number of Securities that have not Vested (3)	Market Value of Securities that have not Vested (2)
Steven Pickett	100,000	-	(4)	$ 12.60	5/27/26	3,101	(5)	$ 18,265	10,523	$ 61,980
	4,195	4,196	(6)	$ 13.50	3/7/25	6,779	(6)	39,928	13,210	77,806
	2,109	4,220	(7)	$15.06	3/20/26	11,006	(7)	64,825	46,530	274,062
	5,623	11,248	(8)	$ 5.77	11/25/26	24,816	(8)	146,166	232,652	1,370,320
Lee Ahlstrom	1,492	2,986	(7)	$15.06	3/20/26	7,787	(7)	45,865	9,346	55,048
	3,992	7,985	(8)	$ 5.77	11/25/26	17,617	(8)	103,764	33,031	194,553
						7,732	(9)	45,541	165,155	972,763
Brad Eastman	2,595	2,595	(6)	$ 13.50	3/7/25	4,194	(6)	24,703	6,508	38,332
	1,279	2,559	(7)	$15.06	3/20/26	6,674	(7)	39,310	8,011	47,185
	3,422	6,844	(8)	$ 5.77	11/25/26	15,100	(8)	88.939	28,312	166,758
									141,561	833,794

(1)

The option and stock awards prior to 2019 reflected in the table above generally vest as to one-fourth of the total number of shares on the first, second, third, and fourth year anniversary of the date of award or first vesting date specified in the award agreement.  Awards issued in 2019 vest as to one-third of the total number of shares on the first, second, and third year anniversary of the date of award or first vesting date specified in the award agreement

(2)	Based on the closing price of our common stock on December 31, 2020 of $5.89.
(3)

Incentive unit awards represent the target units to be awarded for the achievement of target performance thresholds over a three-year period, and are payable on July 1st following the final performance period, or sooner if an individual’s employment ceases due to retirement, death, disability or change of control.  Awards have maximum potential payout of 300%, 250%, 500% or 500% for 2018, March 2019, Fall 2019 and 2020 awards, respectively.

(4)	The date of the award was June 2, 2016, with the initial one-fourth vesting on May 31, 2018 and one-fourth annually thereafter.
(5)	The date of the award was March 15, 2017, with the initial one-fourth vesting on March 19, 2018 and one-fourth annually thereafter.
(6)	The date of the award was March 7, 2018, with the initial one-fourth vesting on March 7, 2019 and one-fourth annually thereafter.
(7)	The date of the award was March 20, 2019, with the initial one-third vesting on March 20, 2020 and one-third annually thereafter.
(8)	The date of the award was November 25, 2019, with the initial one-third vesting on November 25, 2020 and one-third annually thereafter.
(9)	The date of the award was May 7, 2019, with the initial one-third vesting on May 7, 2020 and one-third annually thereafter.

DIRECTOR COMPENSATION

The following summarizes the compensation of each non-employee member of our Board for the fiscal year ended December 31, 2020.  Because Mr. Pickett is also an employee of the Company, he does not receive additional compensation specifically related to his service on our Board.  In addition, Mr. Caprioli does not receive any compensation from us for his role as a member of our Board due to his affiliation with KKR, a holder of over 25% of our outstanding shares of common stock.

Director compensation is paid at the end of each quarter on a pro rata basis for any partial service periods.  Director compensation was reduced consistent with adjustments to our CEO’s compensation due to economic conditions during the year.  Such director compensation during 2020 included quarterly cash retainers for: independent directors at $10,000; board chair additional retainer at $11,800; meeting fees requiring overseas travel at $3,000; non-chair committee members ranging from $1,000 to $1,200 based on the service commitment required by each standing committee; the Audit Committee chair at $4,600, the Compensation Committee chair at $3,200, and the Corporate Governance and Nominating Committee chair at $3,000.

Annually, the Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. The Compensation Committee reviews peer company market data supplied by its independent consultant, data obtained through the National Association of Corporate Directors and by considering the relative service demands of each service role on an annual basis and, in 2020, due to economic conditions, recommended a temporary decrease of 20.0% of board compensation.

The following table summarizes the compensation of each non-employee member of our Board in 2020:

Name (1)	Fees Earned or Paid in Cash (2)	Stock Awards (3)	Total
James H. Browning	$ 87,688	$ 34,763	$ 122,451
Mattia Caprioli (4)	-	-	-
Ditlef de Vibe	42,700	34,763	77,463
Kevin Mulloy	46,513	34,763	81,276
Kevin J. O’Hara	50,325	34,763	85,088
Keith Olsen	49,563	34,763	84,326
Gail P. Smith	46,513	34,763	81,276
Brent K. Whittington	60,238	34,763	95,001

(1)

The non-employee directors listed above served as directors for all of 2020.  Our CEO is excluded from this table, as he received no compensation specifically related to his service on our Board.  His compensation is reflected in the Summary Compensation Table.

(2)	Amounts reflect quarterly retainers and fees for Board and committee service earned by the directors during 2020.
(3)

Reflects the aggregate grant date fair value for restricted units granted to each independent director in 2020 computed in accordance with FASB ASC Topic 718. Information about the assumptions used to value these awards can be found in Note 10 to the consolidated financial statements in the Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on March 15, 2021.  As of December 31, 2020, each listed independent director, except Mr. Caprioli had 33,426 restricted unit awards outstanding. Mr. Caprioli had no outstanding awards.

(4)	Mr. Caprioli received no compensation from RigNet for his Board service pursuant to an agreement between the Company and KKR, our stockholder. Mr. Caprioli has been a member of KKR since 2001.

The table above reflects all compensation received by our independent directors during 2020.  The Company does not provide a pension plan for non-employee directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth the following information as of the end of December 31, 2020 for (i) all compensation plans previously approved by our stockholders and (ii) all compensation plans not previously approved by our stockholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (2)
Equity compensation plans approved by security holders	380,770	17.20	1,473,265
Equity compensation plans not approved by security holders(3)	10,299	6.20	-
Total	391,069	16.91	1,473,265

(1)	The weighted average price does not take into account the shares issuable upon vesting of outstanding PSUs or RSUs, which have no exercise price.
(2)

Represents shares available under the RigNet, Inc. 2019 Omnibus Incentive Plan, as amended.  No additional shares will be awarded under the 2010 Omnibus Incentive Plan, as amended or the 2006 Long-Term Incentive Plan.

(3)	Represents an inducement grant of options, restricted stock units and performance shares made to Mr. Olivier when he joined the Company.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 12, 2021, the number of shares of RigNet common stock beneficially owned by: (a) each person who is known to RigNet to beneficially own 5.0% or more of the outstanding shares of RigNet common stock; (b) each current director of the RigNet board of directors; (c) each executive officer of RigNet; and (d) all current members of the RigNet board of directors and RigNet’s executive officers as a group. Unless otherwise noted in the footnotes to the table below, to RigNet’s knowledge, each beneficial owner has sole voting power and sole investment power, subject to community property laws for individuals that may apply to create shared voting and investment power. Unless indicated in the footnotes below, the address of each beneficial owner listed in the table below is c/o RigNet, Inc., 15115 Park Row Boulevard, Suite 300, Houston, Texas 77084-4947.

Except as otherwise noted in the table below, RigNet calculated the percentage of shares outstanding based on 21,016,003 shares of RigNet common stock outstanding on March 12, 2021. In accordance with SEC regulations, RigNet also includes (a) shares of RigNet common stock subject to options that are currently exercisable or will become exercisable within 60 days of March 12, 2021, and (b) shares of RigNet common stock issuable upon settlement of restricted stock units that are vested, or will become vested within 60 days of March 12, 2021. Those shares of RigNet common stock are deemed to be outstanding and beneficially owned by the person holding such option or restricted stock unit for purposes of computing the percentage ownership of that person, but they are not treated as outstanding for purposes of computing the percentage ownership of any other person.

Name of Beneficial Owner (>5%)	Shares of RigNet Common Stock Owned	Percentage of Total Outstanding RigNet Common Stock (%) (1)
5% Stockholders
Digital Oilfield Investments LP (2)	5,000,254	23.79%
FMR LLC (3)	1,080,857	5.14%
ArrowMark Colorado Holdings LLC (4)	1,326,595	6.31%

Directors and Executive Officers
James H. Browning	83,877	*
Mattia Caprioli	—	*
Ditlef de Vibe	75,667	*
Kevin Mulloy	58,626	*
Kevin O’Hara	92,362	*
Keith Olsen	70,936	*
Gail P. Smith	54,239	*
Brent K. Whittington	86,277	*
Steven Pickett (5)	278,447	1.32%
Lee M. Ahlstrom (6)	65,990	*
Brad Eastman (7)	61,797	*
Brendan Sullivan (8)	46,776	*
Edward Traupman (9)	51,043	*
James A. Barnett Jr. (10)	19,046	*
Egbert Carver Clarke (11)	29,653	*
Benjamin A. Carter (12)	27,486	*
Errol Olivier (13)	7,838	*
All Directors and Executives as a group (17 persons)	1,110,060	5.17%

*	Less than one percent

(1)	Applicable percentage ownership is based on 21,016,003 shares of RigNet common stock outstanding as of March 12, 2021.

(2)

Based on Amendment No. 3 to Schedule 13D filed with the SEC on December 28, 2020, the 5,000,254 shares of common stock are held directly by Digital Oilfield Investments. As disclosed, each of Digital Oilfield Investments GP Limited, KKR European Fund III, Limited Partnership, KKR Associates Europe III, Limited Partnership, KKR Europe III Limited, KKR Group Partnership L.P., KKR Group Holdings Corp., KKR Management LLP, KKR & Co, Inc., Henry R. Kravis and George R. Roberts have voting and dispositive power over all the securities held directly by Digital Oilfield Investments and may be deemed to be the beneficial owner of the securities held directly by Digital Oilfield Investments, and each disclaims beneficial ownership of the securities. The address of each such beneficial owner (except Mr. Roberts) is c/o Kohlberg Kravis Roberts & Co. L. P., 9 West 57th Street, Suite 4200, New York, NY 10019. The address of Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L. P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.

(3)

Based on Amendment No. 6 to Schedule 13G filed with the SEC on February 8, 2021, FMR LLC (“FMR”) reported that it, Abigail P. Johnson and members of the Johnson family have sole voting power over none of the shares, shared power to vote and dispose of none of the shares, and sole dispositive power as to 1,080,857 shares. Abigail P. Johnson is a director, the Chair, and the Chief Executive Officer of FMR. Members of the Johnson family, including Abigail P. Johnson, directly or through trusts represent 49.0% of the voting power of FMR, and have entered into a voting agreement with other shareholders forming a controlling group with respect to FMR, LLC. The Schedule 13G further states neither FMR nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under or advised by Fidelity Management & Research Company (FMR Co), a wholly owned subsidiary of FMR. The address for each such beneficial owner is 245 Summer Street, Boston, Massachusetts 02210.

(4)

Based on Amendment No. 8 to Schedule 13G filed with the SEC on March 10, 2021, ArrowMark Colorado Holdings LLC, formerly Asset Management, LLC reported that it has sole dispositive and voting power as to all such shares. The address for ArrowMark Colorado Holdings LLC is 100 Fillmore Street, Suite 325, Denver, Colorado 80206.

(5)	Includes 119,882 shares of RigNet common stock subject to options and 11,992 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(6)	Includes 6,976 shares of RigNet common stock subject to options and 6,470 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(7)	Includes 9,871 shares of RigNet common stock subject to options and 5,433 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(8)	Includes 5,340 shares of RigNet common stock subject to options and 2,750 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(9)	Includes 9,613 shares of RigNet common stock subject to options and 4,155 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(10)	Includes 2,156 shares of RigNet common stock subject to options and 1,223 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(11)	Includes 4,094 shares of RigNet common stock subject to options and 2,087 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(12)	Includes 6,448 shares of RigNet common stock subject to options and 897 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

(13)	Includes 3,433 shares of RigNet common stock subject to options and 0 restricted stock units, which are exercisable or will vest within 60 days of March 12, 2021.

For further information regarding a potential change of control of RigNet, please see the Company’s proxy statement on Form DEFM14A filed with the Securities and Exchange Commission on March 18, 2021.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The Company has a reseller arrangement with Darktrace, which is an artificial intelligence company in cybersecurity that is partially owned by KKR & CO. Inc. (KKR). KKR is a significant stockholder of the Company. Under the arrangement, the Company sells Darktrace’s cybersecurity audit services with the Company’s cybersecurity offerings. In the years ended December 31, 2020 and 2019, the Company purchased $0.1 million and $0.1 million, respectively, from Darktrace in the ordinary course of business.

Vissim AS is now a vendor following a competitive request for quote from RigNet in the ordinary course of business. A customer specified Vissim AS by name as a provider for an SI project. Vissim AS is 24% owned by AVANT Venture Capital AS. AVANT Venture Capital is owned by and has as its chairman of its board Mr. de Vibe. In the years ended December 31, 2020 and 2019, the Company purchased $0.1 million and $0.8 million, respectively from Vissim AS in the ordinary course of business.

BOARD INDEPENDENCE AND COMMITTEES

As set forth below, our Board has determined that all of our directors, other than Steven Pickett, are independent in accordance with the listing requirements of the Nasdaq Stock Market, representing a majority of the Board.

		Director		Inde-	Committee Membership			Other Board Service
Name	Age	Since	Position with Our Company	pendent	AC	CC	CGN	Experience
Steven E. Pickett	57	2016	Chief Executive Officer and President					X
James H. Browning	71	2010	Board Chair, Independent Director	X	X/F			X
Mattia Caprioli	47	2013	Independent Director	X				X
Ditlef de Vibe	66	2011	Independent Director	X		X
Kevin Mulloy	62	2012	Independent Director	X	X		X
Kevin J. O'Hara	60	2010	Independent Director	X		C		X
Keith Olsen	64	2010	Independent Director	X			C	X
Gail P. Smith	61	2018	Independent Director	X	X		X	X
Brent K. Whittington	50	2010	Independent Director	X	C/F	X

AC	Audit Committee
CC	Compensation Committee
CGN	Corporate Governance and Nominating Committee
C	Chair
F	Audit Committee Financial Expert

Item 14.   Principal Accounting Fees and Services

The following table reflects fees for professional audit services rendered by Deloitte & Touche LLP for the audit of our financial statements for the years ended December 31, 2020 and 2019 and fees billed for other services.

	2019	2020
Audit Fees (1)	$ 1,614,700	$918,700
Audit Related Fees (2)	82,800	8,000
Tax Fees (3)	255,700	208,900
All Other Fees (4)	2,100	2,100
Total	$ 1,955,300	$ 1,137,700

(1)

Audit Fees consist of professional services and related expenses for the review of interim financial statements, the audit of our annual financial statements and statutory financial audits outside of our annual financial statements.

(2)	Audit related fees include professional services and related expenses for services in connection with merger and acquisition activity.
(3)	Tax Fees include professional services for tax return preparation, tax advisory services and income tax audit support.
(4)	Fees include subscription costs.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Pursuant to its charter, the Audit Committee of our Board is responsible for reviewing and approving, in advance, any audit and any permissible non-audit engagement between the Company and its independent auditors.  Deloitte & Touche LLP’s engagement to conduct the audit of RigNet, Inc. for fiscal 2020 was approved in advance by the Audit Committee on August 4, 2020.  All (100.0%) of the services covered in the table above were approved by the Audit Committee and none were provided under the de minimis exception of Section 10A of the Exchange Act.

We have been advised by Deloitte & Touche LLP that substantially all of the work done in conjunction with its audit of the Company’s financial statements for the most recently completed fiscal year was performed by full-time employees and partners of Deloitte & Touche LLP.  The Audit Committee has determined that the provision of services rendered for all other fees, as described above, is compatible with maintaining independence of Deloitte & Touche LLP.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

a.	Documents filed as part of this report.

(1) Financial Statements.

See Part II, Item 8 - Financial Statements and Supplementary Data in the Original Form 10-K filed with the SEC on March 15, 2021.

(2) Financial Statement Schedules.

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

Exhibit No.	Description

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

10.30

Fourth Amendment to Third Amended and Restated Credit Agreement, dated as of September 8, 2020, among RigNet, Inc., as Borrower, the Subsidiaries of RigNet, Inc. party thereto as Guarantors, Bank of America, N.A., as Administrative Agent, Swingline Lender and L/C Issuer, and the Lenders party thereto (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K with SEC on September 9, 2020, and incorporated herein by reference)

10.31+

RigNet’s Executive Severance Program (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K for the year ended December 213, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 213, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

23.1

Consent of Deloitte & Touche LLP, independent registered public accounting firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

31.1

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

31.2

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

31.3	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.4	Certificate of the Chief Financial Officers Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 15, 2021, and incorporated herein by reference)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.LAB	Inline XBRL Presentation Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIGNET, INC.

By:	/s/ STEVEN E. PICKETT	April 29, 2021
Steven E. Pickett
Chief Executive Officer and President

By:	/s/ LEE M. AHLSTROM	April 29, 2021
Lee M. Ahlstrom
Senior Vice President and Chief Financial Officer